Form 10-Q
period 2018-09-30
SolarWinds Corp
filed 2018-11-27
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-38711

SolarWinds Corporation
(Exact name of registrant as specified in its charter)

Delaware	81-0753267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7171 Southwest Parkway
Building 400
Austin, Texas 78735
(512) 682.9300
(Address and telephone number of principal executive offices)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes   ☑  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On November 15, 2018, 309,943,622 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS CORPORATION

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	4
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2018 and 2017	7
	Condensed Consolidated Statements of Redeemable Convertible Class A Common Stock and Stockholders' Deficit for the nine month period ended September 30, 2018	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	9
	Notes to the Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures of Market Risk	38
Item 4.	Controls and Procedures	40
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6.	Exhibits	42
	Signatures	43
	Certifications

Safe Harbor Cautionary Statement
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “aim,” “anticipate,” “believe,” “continue,” “expect,” “feel,” “intend,” “estimate,”“seek,” “plan,” “may,” “can,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•
expectations regarding our financial condition and results of operations, including revenue, revenue growth, cost of revenue, operating expenses, operating income, non-GAAP operating income, non-GAAP operating margin, adjusted EBITDA and adjusted EBITDA margin, cash flows and effective income tax rate;

•	expectations regarding investment in product development and our expectations about the results of those efforts;

•	expectations concerning acquisitions and opportunities resulting from our acquisitions;

•	expectations regarding hiring additional personnel globally in the areas of sales and marketing and research and development;

•	expectations regarding our international earnings and investment of those earnings in international operations;

•	expectations regarding our capital expenditures;

•	our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity; and

•	our intentions for use of net proceeds from our initial public offering.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following: (a) the inability to generate significant volumes of high quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates; (b) the inability to sell products to new customers or to sell additional products or upgrades to our existing customers; (c) any decline in our renewal or net retention rates; (d) our inability to successfully identify, complete, and integrate acquisitions and manage our growth effectively; (e) risks associated with our international operations; (f) our status as a controlled company; (g) the possibility that general economic conditions or uncertainty cause information technology spending to be reduced or purchasing decisions to be delayed; (h) the timing and success of new product introductions and product upgrades by SolarWinds or its competitors; (i) the possibility that our operating income could fluctuate and may decline as percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business; (j) potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and (k) such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our final prospectus dated October 18, 2018 and filed with the SEC on October 22, 2018 pursuant to Rule 424(b) of the Securities Act of 1933, as amended. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$278,333	$277,716
Accounts receivable, net of allowances of $3,027 and $2,065 as of September 30, 2018 and December 31, 2017, respectively	98,035	85,133
Income tax receivable	1,774	1,713
Prepaid and other current assets	16,103	24,331
Total current assets	394,245	388,893
Property and equipment, net	37,870	34,209
Deferred taxes	4,738	4,425
Goodwill	3,699,311	3,695,640
Intangible assets, net	1,020,995	1,194,499
Other assets, net	11,178	9,398
Total assets	$5,168,337	$5,327,064
Liabilities, redeemable convertible common stock and stockholders’ deficit
Current liabilities:
Accounts payable	$5,831	$9,657
Accrued liabilities and other	50,611	39,593
Accrued interest payable	1,116	11,632
Income taxes payable	2,536	9,049
Current portion of deferred revenue	259,456	241,513
Current debt obligation	19,900	16,950
Total current liabilities	339,450	328,394
Long-term liabilities:
Deferred revenue, net of current portion	24,721	20,278
Non-current deferred taxes	152,397	167,523
Other long-term liabilities	141,531	148,121
Long-term debt, net of current portion	2,216,272	2,245,622
Total liabilities	2,874,371	2,909,938
Commitments and contingencies (Note 12)
Redeemable convertible Class A common stock, $0.001 par value: 5,755,000 Class A shares authorized; 2,661,015 and 2,661,030 Class A shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,363,491	3,146,887
Stockholders’ deficit:
Common stock, $0.001 par value: 233,000,000 Class B shares authorized; 102,088,136 and 100,734,056 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	102	101
Accumulated other comprehensive income (loss)	39,205	75,294
Accumulated deficit	(1,108,832)	(805,156)
Total stockholders’ deficit	(1,069,525)	(729,761)
Total liabilities, redeemable convertible common stock and stockholders’ deficit	$5,168,337	$5,327,064
The accompanying notes are an integral part of these financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription	$67,713	$55,361	$196,004	$155,402
Maintenance	101,817	93,258	297,584	261,461
Total recurring revenue	169,530	148,619	493,588	416,863
License	43,747	40,493	118,320	112,815
Total revenue	213,277	189,112	611,908	529,678
Cost of revenue:
Cost of recurring revenue(1)	18,022	15,190	52,617	44,879
Amortization of acquired technologies	43,835	43,513	132,121	127,781
Total cost of revenue	61,857	58,703	184,738	172,660
Gross profit	151,420	130,409	427,170	357,018
Operating expenses:(1)
Sales and marketing	56,926	50,942	166,022	152,070
Research and development	23,274	20,521	71,800	63,414
General and administrative	19,597	15,080	59,849	50,865
Amortization of acquired intangibles	16,507	17,035	50,288	49,910
Total operating expenses	116,304	103,578	347,959	316,259
Operating income	35,116	26,831	79,211	40,759
Other income (expense):
Interest expense, net	(35,627)	(42,534)	(112,103)	(127,018)
Other income (expense), net(2)	(13)	14,285	(74,476)	29,685
Total other income (expense)	(35,640)	(28,249)	(186,579)	(97,333)
Loss before income taxes	(524)	(1,418)	(107,368)	(56,574)
Income tax benefit	(126)	(3,055)	(20,045)	(12,469)
Net income (loss)	$(398)	$1,637	$(87,323)	$(44,105)
Net loss available to common stockholders	$(75,006)	$(66,627)	$(303,944)	$(242,310)
Net loss per share:
Basic loss per share	$(0.73)	$(0.66)	$(2.98)	$(2.42)
Diluted loss per share	$(0.73)	$(0.66)	$(2.98)	$(2.42)
Weighted-average shares used to compute net loss per share:
Shares used in computation of basic loss per share	102,078	100,759	101,915	100,330
Shares used in computation of diluted loss per share	102,078	100,759	101,915	100,330
____________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of recurring revenue	$2	$1	$7	$3
Sales and marketing	115	10	234	26
Research and development	21	6	48	14
General and administrative	22	4	43	6
	$160	$21	$332	$49

(2)	Other income (expense), net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized net transaction gains (losses) related to remeasurement of intercompany loans	$51	$14,774	$(12,660)	$49,955
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(398)	$1,637	$(87,323)	$(44,105)
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,520)	37,414	(36,089)	125,392
Other comprehensive income (loss)	(10,520)	37,414	(36,089)	125,392
Comprehensive income (loss)	$(10,918)	$39,051	$(123,412)	$81,287
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Redeemable Convertible Class A Common Stock and
Stockholders' Deficit
(In thousands, except per share information)

	Redeemable Convertible Class A Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	2,661	3,146,887	100,734	101	—	75,294	(805,156)	(729,761)
Foreign currency translation adjustment	—	—	—	—	—	(36,089)	—	(36,089)
Net loss	—	—	—	—	—	—	(87,323)	(87,323)
Comprehensive loss								(123,412)
Exercise of stock options	—	—	39	—	13	—	—	13
Issuance of stock	—	—	1,372	1	395	—	—	396
Repurchase of stock	—	(17)	(57)	—	(472)	—	—	(472)
Accumulating dividends	—	216,621	—	—	(268)	—	(216,353)	(216,621)
Stock-based compensation	—	—	—	—	332	—	—	332
Balance at September 30, 2018	2,661	$3,363,491	102,088	$102	$—	$39,205	$(1,108,832)	$(1,069,525)
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(87,323)	$(44,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	193,903	187,086
Provision for doubtful accounts	1,991	2,140
Stock-based compensation expense	332	49
Amortization of debt issuance costs	9,272	14,226
Loss on extinguishment of debt	60,590	18,559
Deferred taxes	(14,085)	(19,776)
(Gain) loss on foreign currency exchange rates	12,747	(49,648)
Other non-cash expenses (benefits)	1,451	3,452
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(13,963)	4,151
Income taxes receivable	(131)	1,470
Prepaid and other current assets	(1,931)	4,497
Accounts payable	(3,958)	(3,130)
Accrued liabilities and other	9,745	(8,783)
Accrued interest payable	(10,516)	255
Income taxes payable	(16,112)	768
Deferred revenue	22,291	24,249
Other long-term liabilities	1,779	439
Net cash provided by operating activities	166,082	135,899
Cash flows from investing activities
Maturities of investments	—	2,000
Purchases of property and equipment	(12,794)	(6,340)
Purchases of intangible assets	(2,082)	(3,158)
Acquisitions, net of cash acquired	(60,578)	(23,999)
Proceeds from sale of cost method investment	10,715	—
Net cash used in investing activities	(64,739)	(31,497)
Cash flows from financing activities
Proceeds from issuance of common stock and incentive restricted stock	1,723	108
Repurchase of common stock and incentive restricted stock	(568)	(374)
Exercise of stock options	13	—
Premium paid on debt extinguishment	(22,725)	—
Proceeds from credit agreement	626,950	3,500
Repayments of borrowings from credit agreement	(694,925)	(32,714)
Payment of debt issuance costs	(5,561)	(1,288)
Payment for offering costs	(2,194)	—
Net cash used in financing activities	(97,287)	(30,768)
Effect of exchange rate changes on cash and cash equivalents	(3,439)	8,042
Net increase in cash and cash equivalents	617	81,676
Cash and cash equivalents
Beginning of period	277,716	101,643
End of period	$278,333	$183,319

Supplemental disclosure of cash flow information
Cash paid for interest	$114,148	$109,203
Cash paid for income taxes	$8,045	$3,741
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
SolarWinds Corporation and its subsidiaries (“Company” or “Successor”) is a leading provider of information technology, or IT, infrastructure management software. References to “we,” “us” and “our” refer to the Company. Our products give organizations worldwide, regardless of type, size or IT infrastructure complexity, the power to monitor and manage the performance of their IT environments, whether on-premise, in the cloud, or in hybrid infrastructure models. Our approach, which we refer to as the SolarWinds Model, combines powerful, scalable, affordable, easy to use products with high-velocity, low-touch sales. We’ve built our business to enable the technology professionals who use our products to manage “all things IT.” Our range of customers has expanded over time from network and systems engineers to a broad set of technology professionals, such as database administrators, storage administrators, web operators and DevOps professionals, as well as managed service providers, or MSPs. Our SolarWinds Model enables us to sell our products for use in organizations ranging in size from very small businesses to large enterprises.
Initial Public Offering
In October 2018, we completed our initial public offering, or IPO, in which we sold and issued 25,000,000 shares of our common stock at an issue price of $15.00 per share. Upon the closing of our IPO, all shares of Class A Common Stock that were outstanding immediately prior to the closing of the offering converted into shares of common stock in accordance with the terms of our certificate of incorporation. In addition, we converted the accrued and unpaid dividends on the Class A Common Stock into shares of common stock equal to the result of the accrued and unpaid dividends on each share of Class A Common Stock, divided by the conversion price of $19.00 per share. See Note 13. Subsequent Events for additional details. The condensed consolidated financial statements as of September 30, 2018, including share and per share amounts, do not give effect to the sale of shares in connection with the IPO or conversion of Class A Common Stock as the IPO was completed subsequent to September 30, 2018.
2. Summary of Significant Accounting Policies
We prepared our interim condensed consolidated financial statements in conformity with United States of America generally accepted accounting principles, or GAAP, and the reporting regulations of the Securities and Exchange Commission, or the SEC. They do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements include the accounts of SolarWinds Corporation and the accounts of its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, contained in our final prospectus dated October 18, 2018 and filed with the SEC on October 22, 2018 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the valuation of goodwill, intangibles, long-lived assets and contingent consideration;

•	revenue recognition;

•	stock-based compensation;

•	income taxes; and

•	loss contingencies.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board, or FASB. We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of operations. There were no equity transactions

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

denominated in foreign currencies for the three and nine months ended September 30, 2018 and 2017. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities.
We recorded an immaterial net transaction loss related to the remeasurement of monetary assets and liabilities for the three months ended September 30, 2018 and a net transaction gain of $14.3 million for the three months ended September 30, 2017 within our consolidated statements of operations. We recorded a net transaction loss related to the remeasurement of monetary assets and liabilities of $14.0 million and a net transaction gain of $48.2 million within our consolidated statements of operations for the nine months ended September 30, 2018 and 2017, respectively.
As of July 1, 2018, we changed our assertion regarding the planned settlement of a certain intercompany loan. We have evaluated our investment strategy in light of our global treasury plans and the new Tax Act (as defined below) and have determined there is no need to settle the principal related to the loan. The intercompany loan has been designated as long-term based on the assertion that settlement is not planned or anticipated in the foreseeable future. Therefore, beginning on July 1, 2018, the foreign currency transaction gains and losses resulting from the remeasurement of this long-term intercompany loan denominated in a currency other than the subsidiary's functional currency are recognized as a component of accumulated other comprehensive income (loss). In the three months ended September 30, 2018, a foreign currency translation adjustment of $3.3 million was recognized as a component of accumulated other comprehensive income related to this long-term intercompany loan.
Recent Accounting Pronouncements Not Yet Adopted
Under the Jumpstart our Business Startups Act, or the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to non-public companies. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards permitted under the JOBS Act until we are no longer an emerging growth company.
In May 2014, FASB issued “Revenue from Contracts with Customers,” which replaced all existing revenue guidance, including prescriptive industry-specific guidance. This standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will need to apply more judgment and make more estimates than under the previous guidance. In July 2015, FASB deferred the effective date for all entities by one year, making the guidance for non-public companies effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted to the original effective date of December 15, 2016. The standard permits the use of either a full-retrospective or a modified-retrospective transition method. We will adopt the new standard effective first quarter 2019. Management anticipates using the modified-retrospective method for adoption.
In preparation for this planned adoption, we have been evaluating the impact of the new standard to our financial statements and accompanying disclosures in the notes to our consolidated financial statements. Our assessment of the impact includes an evaluation of the five-step process set forth in the new standard along with the enhancement of disclosures that will be required. We are in the process of executing our plan for implementing the standard, which includes identifying customer contracts within the scope of the new standard, identifying performance obligations within those customer contracts, and evaluating the impact of incremental variable consideration paid to obtain those customer contracts. We have also undertaken a comprehensive review of all contracts that fall under the scope of the new standard. We are continuing our review of in-scope contracts and reviewing all potential impacts of the standard, including the tax related impact.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Based on analysis performed to date, we expect that adoption of the new standard will result in changes to the classification and timing of our revenue recognition. The most significantly impacted areas are the following:

•
License and Recurring Revenue. Under the new guidance, the requirement to establish VSOE to recognize license revenue separately from the other elements is eliminated. This change is expected to impact the allocation of the transaction price and timing of our revenue recognition between deliverables, or performance obligations, within an arrangement. In addition, we will recognize time-based license revenues upon the transfer of the license and the associated maintenance revenue over the contract period under the new standard instead of recognizing both the license and maintenance revenue ratably over the contract period. We expect the overall adoption impact to total revenue to be immaterial, though we do expect some changes to the timing and classification between license and recurring revenues. Additionally, some deferred revenue, primarily from arrangements involving time-based licenses, will never be recognized as revenue and instead will be a cumulative effect adjustment within accumulated deficit. We expect an immaterial reduction to the deferred revenue balance as a cumulative effect adjustment upon adoption.

•
Contract Acquisition Costs. We expense all sales commissions as incurred under current guidance. The new guidance requires the deferral and amortization of certain incremental costs incurred to obtain a contract. This guidance will require us to capitalize and amortize certain sales commission costs over the remaining contractual term or over an expected period of benefit, which we have determined to be approximately three to six years. As part of the transition to the new guidance, we will recognize a contract asset as a cumulative effect adjustment upon adoption.

We do not expect the changes described above to have a material impact on our quarterly or annual consolidated financial statements, however the exact impact of the new standard will be dependent on facts and circumstances that could vary from quarter to quarter.
In February 2016, FASB issued an accounting standard to provide updated guidance requiring the recognition of all lease assets and liabilities on the balance sheet. The accounting standard required the use of a modified retrospective transition method. In July 2018, FASB issued additional guidance that provides entities with an optional transition method in which an entity can apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance retained earnings in the period of adoption. The updated accounting guidance is effective for non-public companies for fiscal years beginning after December 15, 2019 and interim periods beginning the following year. Early adoption is permitted and the standard provides for certain practical expedients. We expect to adopt the updated guidance in fiscal year 2020. Our evaluation of the new standard will extend into future periods and we will update our disclosures, including the expected impacts of the new standard, as we progress towards the required adoption date.
In January 2017, FASB issued an accounting standard to simplify the accounting for goodwill impairment. The new guidance removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. The updated guidance is effective for non-public companies for fiscal years beginning after December 15, 2021 and may be adopted early for any interim or annual goodwill impairment tests performed after January 1, 2017. We expect to adopt the updated guidance in fiscal year 2022. We do not believe that this standard will have a material impact on our consolidated financial statements.
Fair Value Measurements
We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis and non-financial assets and liabilities, such as goodwill, intangible assets and property, plant and equipment that are measured at fair value on a non-recurring basis.
The guidance establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:
Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets accessible by us.
Level 2: Inputs that are observable in the marketplace other than those inputs classified as Level 1.
Level 3: Inputs that are unobservable in the marketplace and significant to the valuation.
See Note 5. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis. The carrying amounts reported in our consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Offering Costs
Deferred offering costs, primarily consisting of legal, accounting, printer, and other direct fees and costs, related to our proposed initial public offering are capitalized. The deferred offering costs were offset against proceeds from our initial public offering upon the closing of the offering in October 2018. As of September 30, 2018, we have capitalized $2.2 million of offering costs in the consolidated balance sheet. As of December 31, 2017, we had not yet capitalized any offering costs in the consolidated balance sheet.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2017	$75,294	$75,294
Other comprehensive gain (loss) before reclassification	(36,089)	(36,089)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(36,089)	(36,089)
Balance at September 30, 2018	$39,205	$39,205
Cost of Revenue
Amortization of acquired technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Amortization of acquired license technologies	$36,061	$36,232	$108,974	$106,487
Amortization of acquired subscription technologies	7,774	7,281	23,147	21,294
Total amortization of acquired technologies	$43,835	$43,513	$132,121	$127,781
3. Acquisitions
In the nine months ended September 30, 2018, we completed acquisitions for a combined purchase price of approximately $62.9 million in cash, including $2.4 million of cash acquired. The acquisitions were funded with available cash on hand. We incurred $0.9 million in acquisition related costs, which are included in general and administrative expense for the nine months ended September 30, 2018. Goodwill for these acquisitions is not deductible for tax purposes.
The initial determination of the fair value of the assets acquired and liabilities assumed is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period will be recorded as an adjustment to goodwill.
The amounts of revenue and net loss related to these acquisitions included in our condensed consolidated financial statements from the effective date of the respective acquisitions are insignificant for the nine months ended September 30, 2018. Pro forma information for these acquisitions have not been provided because the impact of the historical financials on our revenue, net loss and loss per share is not material.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed for our acquisitions completed in the nine months ended September 30, 2018:

Total Fair Value
(in thousands)
Current assets, including cash acquired	$4,577
Deferred tax asset	1,462
Fixed assets	1,272
Identifiable intangible assets	18,412
Goodwill	41,789
Current liabilities	(1,628)
Deferred revenue	(2,944)
Total consideration	$62,940
The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life:

	Fair Value	Weighted-average useful life
	(in thousands)	(in years)
Developed product technologies	$13,317	5
Customer relationships	4,805	4
Tradenames	290	3
Total identifiable intangible assets	$18,412
4. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2018:

(in thousands)
Balance at December 31, 2017	$3,695,640
Acquisitions	41,789
Foreign currency translation and other adjustments	(38,118)
Balance at September 30, 2018	$3,699,311
The goodwill from acquisitions resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, we expect the acquisitions will attract new customers for our entire line of products.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible Assets
Intangible assets consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Developed product technologies	$1,010,952	$(452,420)	$558,532	$1,006,454	$(324,196)	$682,258
Customer relationships	544,823	(166,597)	378,226	546,207	(118,930)	427,277
Intellectual property	764	(109)	655	547	(59)	488
Trademarks	84,800	(1,218)	83,582	85,257	(1,075)	84,182
Customer backlog	—	—	—	6,200	(5,906)	294
Total intangible assets	$1,641,339	$(620,344)	$1,020,995	$1,644,665	$(450,166)	$1,194,499
Intangible asset amortization expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Intangible asset amortization expense	$60,360	$60,559	$182,459	$177,721
5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of September 30, 2018 and December 31, 2017. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2018.

	Fair Value Measurements at September 30, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$67,100	$—	$—	$67,100

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$67,100	$—	$—	$67,100
As of September 30, 2018 and December 31, 2017, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 6. Debt for additional information regarding our debt.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Debt
Debt Agreements
The following table summarizes information relating to our debt:

	September 30,		December 31,
	2018		2017
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,975,075	5.24%	1,678,050	5.07%
Second Lien Floating Rate Notes (as amended) due Feb 2024	—	—%	680,000	10.14%
Second Lien Term Loan due Feb 2025	315,000	9.49%	—	—%
Total principal amount	2,290,075		2,358,050
Unamortized discount and debt issuance costs	(53,903)		(95,478)
Total debt	2,236,172		2,262,572
Less: Current portion of long-term debt	(19,900)		(16,950)
Total long-term debt	$2,216,272		$2,245,622
Senior Secured Debt
Senior Secured First Lien Credit Facilities
On February 5, 2016, we were acquired by the Sponsors in a take private transaction, or the Take Private. In connection with the Take Private, we entered into a first lien credit agreement with Credit Suisse AG, Cayman Islands Branch, or Credit Suisse, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions, or Initial First Lien Credit Agreement.
In March 2018, we entered into Amendment No. 4 to the Initial First Lien Credit Agreement, or Amendment No. 4, which replaced the outstanding borrowings with a new $1.99 billion U.S. dollar term loan, or First Lien Term Loan. The Initial First Lien Credit Agreement, as amended, is referred to here as the First Lien Credit Agreement. The proceeds of the First Lien Term Loan were used to repay all outstanding borrowings including accrued interest under the existing First Lien Term Loan and a portion of the Second Lien Notes, including accrued interest and related transaction costs. In connection with Amendment No. 4, a loss on debt extinguishment of $21.4 million was recorded to other income (expense) in the consolidated statement of operations for the nine months ended September 30, 2018.
The First Lien Credit Agreement provides for senior secured first lien credit facilities, consisting as of September 30, 2018 of:

•	a $1.99 billion First Lien Term Loan with a final maturity date of February 5, 2024; and

•
a $125.0 million revolving credit facility (with a letter of credit sub-facility in the amount of $35.0 million), or the Revolving Credit Facility, consisting of (i) a $100.0 million multicurrency tranche and (ii) a $25.0 million tranche available only in U.S. dollars, of which $7.5 million has a final maturity date of February 5, 2021 and $17.5 million has a final maturity date of February 5, 2022.

Borrowings under our Revolving Credit Facility bear interest at a floating rate which can be, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 3.00% or (2) a base rate plus an applicable margin of 2.00%. The applicable margins for Eurodollar rate and base rate borrowings are subject to reductions to 2.75% and 2.50%, and to 1.75% and 1.50%, respectively, based on our first lien net leverage ratio or based upon the completion of an initial public offering. The Eurodollar rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%.
Borrowings under our First Lien Term Loan bear interest at a floating rate which can be, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 3.00% or (2) a base rate plus an applicable margin of 2.00%. The applicable margins for Eurodollar and base rate borrowings are each subject to a reduction to 2.75% and 1.75%, respectively, based

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

on our first lien net leverage ratio or based upon the completion of an initial public offering. The Eurodollar rate applicable to the First Lien Term Loan is subject to a “floor” of 0.0%.
The Eurodollar rate is equal to an adjusted London Interbank Offered Rate, or LIBOR, for a one-, two-, three- or six-month interest period with a LIBOR floor of 0%. The base rate for any day is a fluctuating rate per annum equal to the highest of (a) the rate of interest in effect for such day as publicly announced by Credit Suisse as its “prime rate” and (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the one-month adjusted LIBOR plus 1.0% per annum.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the original principal amount.
In addition to paying interest on loans outstanding under the Revolving Credit Facility and the First Lien Term Loan, we are required to pay a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility. The commitment fee is subject to a reduction to 0.375% per annum based on our first lien net leverage ratio.
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2018, we were in compliance with all covenants of the First Lien Credit Agreement.
The following table summarizes the future minimum principal payments under the First Lien Term Loan outstanding as of September 30, 2018:

As of September 30, 2018

(in thousands)
2018	$4,975
2019	19,900
2020	19,900
2021	19,900
2022	19,900
Thereafter	1,890,500
Total minimum principal payments	$1,975,075
Senior Secured Second Lien Credit Facility
In March 2018, we terminated the agreements governing our senior secured second lien floating rate notes, or the Second Lien Notes, and repaid or exchanged the then-outstanding principal on our Second Lien Notes of $680.0 million and replaced the Second Lien Notes with a new second lien credit agreement, or the Second Lien Credit Agreement, with Wilmington Trust, National Association or Wilmington Trust, as administrative agent and collateral agent, and certain other financial institutions. The Second Lien Credit Agreement provides for a $315.0 million U.S. dollar term loan, or the Second Lien Term Loan, with a final maturity of February 5, 2025 and does not require periodic principal payments. In connection with the redemption and exchange of our Second Lien Notes, a loss on debt extinguishment of $39.2 million, which includes a $22.7 million redemption premium, was recorded to other income (expense) in the consolidated statement of operations for the nine months ended September 30, 2018.
The borrowings under the Second Lien Term Loan bear interest at a floating rate which can be, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 7.25% or (2) a base rate plus an applicable margin of 6.25%. The Eurodollar rate is equal to the adjusted LIBOR Rate for a one-, two-, three or six-month interest period. The base rate for any day is a fluctuating rate per annum equal to the rate last quoted by the Wall Street Journal as the “Prime Rate” in the United States, or if the Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Federal Reserve Board as “bank prime loan” rate or, if such rate is no longer quoted therein (as determined by Wilmington Trust) or any similar release by the Federal Reserve Board (as determined by Wilmington Trust).

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Second Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; or make investments, acquisitions, loans, or advances. The Second Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2018, we were in compliance with all covenants of the Second Lien Credit Agreement.
In October 2018, we completed our IPO and used a portion of the net proceeds from the offering to repay the $315.0 million in borrowings outstanding under our Second Lien Term Loan. See Note 13. Subsequent Events for additional information.
7. Redeemable Convertible Class A Common Stock
Class A Common Stock accrued dividends at a rate of 9% per annum and had a liquidation preference equal to $1,000 per share plus any accrued and unpaid dividends. Prior to the conversion of the Class A Common Stock into common stock, in a future liquidation event, such as a sale, the holders of the Class A Common Stock would have been entitled to payment up to the amount of the liquidation preference and holders of the Class B Common Stock would have been entitled to the residual value of the Company.
Cumulative undeclared and unpaid dividends on Class A Common Stock totaled $702.5 million and $485.9 million at September 30, 2018 and December 31, 2017, respectively. Redeemable convertible Class A Common Stock was recorded at liquidation value plus accrued, unpaid dividends in our consolidated balance sheets.
Immediately prior to the completion of our IPO in October 2018, we converted each outstanding share of our Class A Common Stock into a number of shares of common stock equal to the result of the liquidation value of such share of Class A Common Stock, divided by $19.00 per share. The liquidation value for each share of Class A Common Stock was equal to $1,000. At the time of the conversion of the Class A Common Stock, we converted $717.4 million of accrued and unpaid dividends on the Class A Common Stock into 37,758,109 shares of common stock equal to the result of the accrued and unpaid dividends on each share of Class A Common Stock, divided by $19.00 per share. See Note 13. Subsequent Events for additional information regarding the conversion of our Class A Common Stock.
8. Stockholders’ Deficit and Stock-Based Compensation
Common Stock
As of September 30, 2018, the Company had authorized capital stock of 238,755,000 shares consisting of 5,755,000 shares of Class A Common Stock, par value $0.001 per share, or Class A Common Stock, and 233,000,000 shares of Class B Common Stock, par value of $0.001 per share, or Class B Common Stock. See Note 13. Subsequent Events for additional information regarding the conversion of our Class A Common Stock and Class B Common Stock into common stock immediately prior to the completion of our IPO.
2016 Equity Plan
Equity awards to the Company’s employees, consultants, directors, managers and advisors are issued by the Company. The board of directors adopted, and the stockholders approved, the SolarWinds Corporation Equity Plan, or 2016 Plan, in June 2016. Under the 2016 Plan, the Company is able to sell or grant shares of Class A Common Stock and Class B Common Stock and common stock-based awards, including nonqualified stock options, to the Company’s employees, consultants, directors, managers and advisors.
The Company has issued common stock-based incentive awards, consisting of nonqualified stock options exercisable for shares of Class B Common Stock and restricted shares of Class B Common Stock, under the 2016 Plan to employees and certain members of the Company’s board of directors. As of September 30, 2018, common stock-based incentive awards of 8,241,934 were outstanding under the 2016 Plan consisting of 3,199,400 stock options and 5,042,534 shares of restricted Class B Common Stock and 502,833 shares of Class B Common Stock were reserved for future equity incentive awards under the 2016 Plan. For the nine months ended September 30, 2018, the Company repurchased 250,333 shares of vested and unvested restricted Class B Common Stock upon employee terminations.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Option Awards
Option grant activity under the 2016 Plan was as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2017	2,156,550	$0.45
Options granted	1,327,475	3.40
Options exercised	(38,600)	0.35
Options forfeited	(231,075)	0.94
Options expired	(30,050)	0.30
Outstanding balances at September 30, 2018	3,184,300	$1.65
Options exercisable at September 30, 2018	618,250	$0.41	$5,980	8.17
Options vested and expected to vest at September 30, 2018	3,184,300	$1.65	$26,856	8.84
Additional information regarding options follows (in thousands except for per share amounts):

Nine Months Ended September 30,
2018
Weighted-average grant date fair value per share of options granted during the period	$1.98
Aggregate intrinsic value of options exercised during the period	302
Aggregate fair value of options vested during the period	102
Stock-based compensation expense related to stock option awards recorded for the three and nine months ended September 30, 2018 and 2017 was immaterial. The unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $2.5 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively. We expect to recognize this expense over weighted average periods of approximately 3.5 years and 3.8 years at September 30, 2018 and December 31, 2017, respectively.
Restricted Stock
The following table summarizes information about employee restricted stock activity subject to vesting under the 2016 Plan:

Number of Shares Outstanding
Unvested balances at December 31, 2017	5,789,401
Restricted stock granted and issued	820,500
Restricted stock vested	(1,371,334)
Restricted stock repurchased - unvested shares	(196,033)
Unvested balances at September 30, 2018	5,042,534
Restricted stock is purchased at fair market value by the employee and Class B Common Stock is issued at the date of grant. The weighted-average grant date fair market value of restricted Class B Common Stock purchased was $2.10 per share for the nine months ended September 30, 2018. Restricted stock is subject to certain restrictions, such as vesting and a repurchase right. The Class B Common Stock acquired by the employee is restricted stock because vesting is conditioned upon (i) continued employment through the applicable vesting date and (ii) for employees at the level of group vice president and above, the achievement of certain financial performance targets determined by the board of directors. The restricted stock is subject to repurchase in the event the stockholder ceases to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens. As the restricted stock is purchased at fair market value at the time of grant, there is no stock-based compensation expense recognized related to these awards. The related liability for unvested

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

shares is included in other long-term liabilities on the consolidated balance sheet and was $2.9 million and $1.7 million as of September 30, 2018 and December 31, 2017. See Note 13. Subsequent Events for additional information regarding the adoption of our 2018 Equity Incentive Plan.
9. Net Loss Per Share
A reconciliation of the number of shares in the calculation of basic and diluted loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Basic net loss per share
Numerator:
Net income (loss)	$(398)	$1,637	$(87,323)	$(44,105)
Accretion of dividends on Class A common stock	(74,608)	(68,264)	(216,621)	(198,205)
Net loss available to common stockholders	$(75,006)	$(66,627)	$(303,944)	$(242,310)
Denominator:
Weighted-average Class B common shares outstanding used in computing basic net loss per share	102,078	100,759	101,915	100,330
Diluted net loss per share
Numerator:
Net loss available to common stockholders	$(75,006)	$(66,627)	$(303,944)	$(242,310)
Denominator:
Weighted-average shares used in computing basic net loss per share	102,078	100,759	101,915	100,330
Add options and restricted stock units to purchase common stock	—	—	—	—
Weighted-average shares used in computing diluted net loss per share	102,078	100,759	101,915	100,330
The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Stock options to purchase common stock	2,782	1,816	2,525	1,509
Performance-based stock options to purchase common stock	316	116	267	96
Non-vested restricted stock incentive awards	3,512	3,410	3,435	3,605
Performance-based non-vested restricted stock incentive awards	1,537	2,260	1,566	2,601
Total anti-dilutive shares	8,147	7,602	7,793	7,811
Class A Common Stock was not included in the basic or diluted earnings (loss) per share calculations as it was contingently convertible upon a future event. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options.
10. Related Party Transactions
Management Fee Agreement with Silver Lake Management, Thoma Bravo and TB Partners
On February 5, 2016, we entered into a Management Fee Agreement with Silver Lake Management Company IV, L.L.C. (Silver Lake Management), Thoma Bravo, LLC (Thoma Bravo) and Thoma Bravo Partners XI, L.P. (TB Partners and, collectively with Silver Lake Management and Thoma Bravo, the Managers), pursuant to which the Managers provided business and organizational strategy and financial and advisory services. Under the Management Fee Agreement, we paid to the Managers quarterly payments of $2.5 million in the aggregate, plus fees for certain corporate transactions in the Managers’ discretion. Each

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

payment of fees under the Management Fee Agreement was allocated among the Managers as follows: 50% to Silver Lake Management, 40.73% to Thoma Bravo and 9.27% to TB Partners. We also reimbursed each of the Managers for all out-of-pocket costs incurred in connection with activities under the Management Fee Agreement, and we indemnified the Managers and their respective related parties from and against all losses, claims, damages and liabilities related to the performance of the Managers obligations under the Management Fee Agreement. The Management Fee Agreement terminated upon the consummation of the IPO in October 2018 and no future payments are required.
The following table details the management fees for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Silver Lake Management	$1,250	$1,250	$3,750	$3,750
Thoma Bravo	1,018	1,018	3,054	3,054
TB Partners	232	232	696	696
	$2,500	$2,500	$7,500	$7,500
11. Income Taxes
For the three months ended September 30, 2018 and 2017, we recorded income tax benefit of $0.1 million and $3.1 million, respectively, resulting in an effective tax rate of 24.0% and 215.4%, respectively. For the nine months ended September 30, 2018 and 2017, we recorded income tax benefit of $20.0 million and $12.5 million, respectively, resulting in an effective tax rate of 18.7% and 22.0%, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were generally a result of the lower U.S. corporate tax rate attributable to the Tax Cuts and Jobs Act, or the Tax Act, as well as discrete items related to expired statutes in various jurisdictions.
The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that have not been taxed previously in the U.S., and creates new taxes on certain foreign sourced earnings. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements for the year ended December 31, 2017.
As the Company collects and prepares the necessary data, interprets the Tax Act and reviews any additional guidance issued by the U.S. Treasury Department, state taxation authorities and other standard-setting bodies, the Company may make adjustments to the provisional amounts noted above which may materially impact its provision for income taxes from continuing operations in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2018, we had accrued interest and penalties related to unrecognized tax benefits of approximately $3.8 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2017 tax years generally remain open and subject to examination by federal tax authorities. The 2010 through 2017 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2011 through the period ending February 2016. We are under audit by the Indian Tax Authority for the 2014 and 2017 tax years. We are currently under audit by the California Franchise Tax Board for the 2012 through 2014 tax years. We were notified in December 2017 that the Swiss Tax Authorities would audit the 2014 through 2016 tax years. This audit concluded in April 2018 with no adjustments. We are not currently under audit in any other taxing jurisdictions.
On July 24, 2018, U.S. Court of Appeals for the Ninth Circuit reversed the decision of the U.S. Tax Court in Altera Corp. v. Commissioner related to the treatment of stock-based compensation in an intercompany cost sharing arrangement. On August 7, 2018, the Ninth Circuit withdrew the opinion to allow time for a reconstituted panel to confer on this appeal. Until the reconstituted

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

panel issues a decision, the Tax Court's decision in Altera controls. As of September 30, 2018, we have not recorded any tax benefit of excluding stock-based compensation from our cost sharing agreement.
12. Commitments and Contingencies
Take Private Deferred Stock Payments
As a result of the Take Private, RSUs granted to certain of our employees under the existing stock plans not subject to accelerated vesting were cancelled and converted into the right to receive the per share price of $60.10 less applicable withholding taxes shortly after those RSUs would have vested based on the underlying original RSU vesting schedule and subject to continued employment of the holders of those RSUs. As of September 30, 2018, we had a liability for Take Private deferred stock payments recorded of $1.8 million included in accrued liabilities and other, related to the future payment for service provided. For the nine months ended September 30, 2018, we recognized $2.4 million of compensation expense and made cash payments of approximately $3.5 million to employees related to the deferred compensation. We expect to pay approximately $4.2 million through the year 2020. The expected future payment may differ from actual payment amounts due to future employee terminations.
Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings arising in our ordinary course of business. In the opinion of management, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our consolidated financial statements, cash flows or financial position and it is not possible to provide an estimated amount of any such loss. However, the outcome of disputes is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, an unfavorable resolution of one or more matters could materially affect our future results of operations or cash flows, or both, in a particular period.
13. Subsequent Events
Initial Public Offering
In October 2018, we completed our IPO, in which we sold and issued 25,000,000 shares of our common stock at an issue price of $15.00 per share. We raised a total of $375.0 million in gross proceeds from the offering, or approximately $353.0 million in net proceeds after deducting underwriting discounts and commissions of $17.8 million and estimated offering-related expenses of approximately $4.2 million. A portion of the net proceeds from the offering were used to repay the $315.0 million in borrowings outstanding under our Second Lien Term Loan. In connection with the voluntary prepayment of the Second Lien Term Loan, we paid a $14.2 million prepayment fee.
Upon the closing of our IPO, all 2,661,015 shares of Class A Common Stock that were outstanding immediately prior to the closing of such offering converted into 140,053,370 shares of common stock in accordance with the terms of our certificate of incorporation. In addition, we converted $717.4 million of accrued and unpaid dividends on the Class A Common Stock into 37,758,109 shares of common stock equal to the result of the accrued and unpaid dividends on each share of Class A Common Stock, divided by $19.00 per share. All outstanding shares of Class B Common Stock converted into common stock on a one-for-one basis.
Following consummation of our IPO, we amended our certificate of incorporation to, among other things, set the authorized capital stock of the company at 1,000,000,000 shares of common stock, par value of $0.001 per share, and 50,000,000 shares of preferred stock, par value of $0.001 per share. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at any meeting of stockholders.
2018 Equity Incentive Plan
In October 2018, the board of directors adopted, and the stockholders approved, the SolarWinds Corporation 2018 Equity Incentive Plan, or 2018 Plan. We reserved 30,000,000 shares of our common stock for issuance under the 2018 Plan. On October 27, 2018, we granted 7,342,878 equity awards to our employees and directors consisting of 6,371,956 restricted stock units, or RSUs, and 970,922 performance stock units, or PSUs. RSUs generally vest over a four-year service period. PSUs generally vest over a three-year period based on the achievement of specified performance targets for the fiscal year ended December 31, 2019 and subject to continued service through the applicable vesting dates. Based on the extent to which the performance targets are achieved, vested shares may range from 0% to 150% of the target award amount. We will not grant any additional awards under our 2016 Plan; however, the 2016 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2016 Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our final prospectus dated October 18, 2018 and filed with the SEC on October 22, 2018 pursuant to Rule 424(b) of the Securities Act of 1933, as amended for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview
SolarWinds is a leading provider of information technology, or IT, infrastructure management software. Our products give organizations worldwide, regardless of type, size or IT infrastructure complexity, the power to monitor and manage the performance of their IT environments, whether on-premise, in the cloud, or in hybrid models. We combine powerful, scalable, affordable, easy to use products with a high-velocity, low-touch sales model to grow our business while also generating significant cash flow.
We offer over 50 products to monitor and manage network, systems, desktop, application, storage, database and website infrastructures, whether on-premise, in the public or private cloud or in a hybrid IT infrastructure. We intend to continue to innovate and invest in areas of product development that bring new products to market and enhance the functionality, ease of use and integration of our current products. We believe this will strengthen the overall value proposition of our products in any IT environment.
Financial Highlights
Key financial highlights for the period include the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change

	(in thousands, except per share data and percentages)
GAAP Results
Total revenue	$213,277	$189,112	12.8%	$611,908	$529,678	15.5%
Net income (loss)	(398)	1,637	(124.3)%	(87,323)	(44,105)	98.0%
Net cash flow provided by operations	58,957	40,226	46.6%	166,082	135,899	22.2%
Non-GAAP Results(1)
Non-GAAP total revenue	$214,005	$191,035	12.0%	$615,197	$541,229	13.7%
Non-GAAP total recurring revenue	170,258	150,542	13.1%	496,877	428,411	16.0%
Adjusted EBITDA	106,482	99,302	7.2%	295,656	261,804	12.9%
______________

(1)	See "Non-GAAP Financial Measures" for a reconciliation of our GAAP to non-GAAP results.
Business Highlights
During the third quarter, SolarWinds made a number of updates and enhancements to its network and systems management, MSP and public cloud IT management product lines. We also released new products that add depth and breadth to our IT infrastructure management products while also introducing new security capabilities to quickly position us in the infrastructure security market:

•
We released Log Manager, making enterprise class machine data analysis accessible to companies of all sizes with an easy to use product at a disruptive price point. We also broadened our systems management capabilities with the release of SolarWinds Server Configuration Monitor (SCM) and added user access rights management with the release of Access Rights Manager (ARM).

•
We launched the latest version of SolarWinds N-Central with a wide range of features, including deeper PSA application integration, enhanced patch management, and NetPath. NetPath is a strong example of how SolarWinds is designing products and features that can be utilized across a wider set of product lines.

•
We added threat monitoring and management and entered the infrastructure security market. The new product, SolarWinds Threat Monitor, is an automated tool that is designed to reduce the complexity of threat detection for IT operations teams as well as for MSPs and MSSPs (Managed Security Service Providers).

Initial Public Offering
In October 2018, we completed our IPO, in which we sold and issued 25,000,000 shares of our common stock at an issue price of $15.00 per share. We raised a total of $375.0 million in gross proceeds from the offering, or approximately $353.0 million in net proceeds after deducting underwriting discounts and commissions of $17.8 million and estimated offering-related expenses of approximately $4.2 million. A portion of the net proceeds from the offering were used to repay the $315.0 million in borrowings outstanding under our Second Lien Term Loan. In connection with the voluntary prepayment of the Second Lien Term Loan, we paid a $14.2 million prepayment fee.
See Note 13. Subsequent Events in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our IPO.
Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.

•	Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.

▪
Subscription Revenue. We derive subscription revenue from fees received for subscriptions to our cloud management and MSP products. Subscription revenue is recognized ratably over the subscription term after all revenue recognition criteria have been met. We generally invoice subscription agreements monthly in arrears based on usage or monthly in advance over the subscription period. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. Our revenue from MSP products increases with the addition of end customers served by our MSP customers, the proliferation of devices managed by those MSPs and the expansion of products used by those MSPs to manage end customers’ IT infrastructures.

•
Maintenance Revenue. We derive maintenance revenue from the sale of maintenance services associated with our perpetual license products. Perpetual license customers pay for maintenance services based on the products they have purchased. Our maintenance revenue grows when we renew existing maintenance contracts and add new perpetual license customers, and as existing customers add new products. Customers typically renew their maintenance contracts at our standard list maintenance renewal pricing for their applicable products. We generally invoice maintenance contracts annually in advance.

•
License Revenue. We derive license revenue from sales of perpetual licenses of our products to new and existing customers. We include one year of maintenance services as part of our customers’ initial license purchase. We calculate the amount of revenue allocated to the license by subtracting the fair value, which is determined by our standard maintenance renewal price list, of the applicable maintenance services from the total invoice or contract amount. If we increase list prices for maintenance services without increasing prices by a similar percentage for perpetual licenses, the amount of license revenue we recognize at the time of the sale of the perpetual license could be adversely affected.

Cost of Revenue

•
Cost of Recurring Revenue. Cost of recurring revenue consists of technical support personnel costs, royalty fees, hosting fees and an allocation of overhead costs for our subscription revenue and maintenance services. Allocated costs consist of certain facilities, depreciation, benefits, recruiting and IT costs allocated based on headcount.

•	Amortization of Acquired Technologies. We amortize to cost of revenue the capitalized costs of technologies acquired in connection with the Take Private and our other acquisitions.
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and contractor fees.

•
Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing and maintenance renewal and subscription retention teams. Sales and marketing expenses also includes the cost of digital marketing programs such as paid search, search engine optimization and management, website maintenance and design. We expect to continue to hire personnel globally to drive new sales and maintenance renewals.

•
Research and Development. Research and development expenses primarily consist of related personnel costs. We expect to continue to grow our research and development organization, particularly internationally.

•
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring charges and other acquisition-related costs, professional fees and other general corporate expenses. Since the Take Private, these expenses have also included management fees payable to our Sponsors that were eliminated upon the completion of our initial public offering.

•	Amortization of Acquired Intangibles. We amortize to operating expenses the capitalized costs of intangible assets acquired in connection with the Take Private and our other acquisitions.
Other Income (Expense)
Other income (expense) primarily consists of interest expense, gains (losses) resulting from changes in exchange rates on foreign currency denominated intercompany loans, and losses on extinguishment of debt. We expect interest expense to decrease following the completion of our initial public offering as we repay indebtedness.
We established a foreign currency denominated intercompany loan as part of the Take Private to provide a conduit to utilize foreign earnings effectively. Until any cash payments are made with respect to this loan, the gains (losses) associated with the changes in exchange rates on amounts borrowed are unrealized non-cash events. Substantially all of these unrealized amounts are related to this one foreign currency denominated loan. As of July 1, 2018, this foreign currency denominated intercompany loan was designated as long-term due to a change in our investment strategy and the new Tax Act. Therefore, beginning on July 1, 2018, the foreign currency transaction gains and losses resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss).
Foreign Currency
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. See “Item 3: Quantitative and Qualitative Disclosures About Market Risk” for additional information on how foreign currency impacts our financial results.
Income Tax Expense
Income tax expense consists of domestic and foreign corporate income taxes related to the sale of products. The tax rate on income earned by our North American entities is higher than the tax rate on income earned by our international entities. We expect the income earned by our international entities to grow over time as a percentage of total income, which may result in a decline in our effective income tax rate. However, our effective tax rate will be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world and changes in overall levels of income before tax.
The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that have not been taxed previously in the U.S. and creates new taxes on certain foreign sourced earnings. For additional discussion about our income taxes, see Note 11. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Subscription	$67,713	31.7%	$55,361	29.3%	$12,352
Maintenance	101,817	47.7	93,258	49.3	8,559
Total recurring revenue	169,530	79.5	148,619	78.6	20,911
License	43,747	20.5	40,493	21.4	3,254
Total revenue	$213,277	100.0%	$189,112	100.0%	$24,165

Our revenue recognized is impacted by our accounting for acquisitions, including the Take Private. We account for acquired businesses using the acquisition method of accounting, which requires the assets acquired and liabilities assumed, including deferred revenue, be recorded at the date of acquisition at their respective fair values which could differ from the historical book values. In most cases, adjusting the acquired deferred revenue balances to fair value on the date of acquisition had the effect of reducing the historical deferred revenue balance and therefore reducing the revenue recognized in subsequent periods. The impact to revenue as a result of purchase accounting adjustments during the relevant periods were as follows:

	Three Months Ended September 30,
	2018	2017
	Amount	Amount	Change

		(in thousands)
Subscription	$154	$353	$(199)
Maintenance	574	1,570	(996)
Total recurring revenue	728	1,923	(1,195)
License	—	—	—
Total revenue	$728	$1,923	$(1,195)
Total revenue increased $24.2 million, or 12.8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Revenue from North America was approximately 64% and 67% of total revenue for the three months ended September 30, 2018 and 2017, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $12.4 million, or 22.3%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to sales of additional cloud management and MSP products. Our subscription revenue increased as a percentage of our total revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Maintenance Revenue. Maintenance revenue increased $8.6 million, or 9.2%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Of this change, $7.6 million was attributable to a growing maintenance renewal customer base from sales of our perpetual license products and maintenance renewal rates in the low- to mid-90 percent range. The remaining $1.0 million increase was attributable to a smaller purchase accounting adjustment to deferred revenue in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.
We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue increased $3.3 million, or 8.0%, due to increased sales of our licensed products in each of our North American and international locations. We believe our more tenured sales and marketing leadership teams, particularly in our international regions, during 2018 was primarily the reason for the increased growth in sales of our licensed products globally.

Cost of Revenue

	Three Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Cost of recurring revenue	$18,022	8.5%	$15,190	8.0%	$2,832
Amortization of acquired technologies	43,835	20.6	43,513	23.0	322
Total cost of revenue	$61,857	29.0%	$58,703	31.0%	$3,154
Total cost of revenue increased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increases in personnel costs of $1.1 million to support new customers and additional product offerings, royalty and hosting fees related to our subscription products of $1.0 million and depreciation and other amortization of $0.8 million. In addition, amortization of acquired technologies increased $0.3 million. Amortization of acquired technologies includes $41.3 million and $41.4 million of amortization related to the Take Private for the three months ended September 30, 2018 and three months ended September 30, 2017, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Operating Expenses

	Three Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Sales and marketing	$56,926	26.7%	$50,942	26.9%	$5,984
Research and development	23,274	10.9	20,521	10.9	2,753
General and administrative	19,597	9.2	15,080	8.0	4,517
Amortization of acquired intangibles	16,507	7.7	17,035	9.0	(528)
Total operating expenses	$116,304	54.5%	$103,578	54.8%	$12,726
Sales and Marketing. Sales and marketing expenses increased $6.0 million, or 11.7%, primarily due to increases in personnel costs of $5.8 million and marketing program costs of $0.5 million. We increased our sales and marketing employee headcount to support the sales of additional products and growth in the business.
Research and Development. Research and development expenses increased $2.8 million, or 13.4%, primarily due to an increase in personnel costs of $3.7 million. We increased our worldwide research and development employee headcount to expedite delivery of product enhancements and new product offerings to our customers. This increase was offset by reductions in acquisition and Take Private related costs of $0.6 million and contract services of $0.3 million.
General and Administrative. General and administrative expenses increased $4.5 million, or 30.0%, primarily due to a $3.1 million increase in personnel costs to support the growth of the business, a $1.1 million increase in professional fees and other offering costs related to our IPO.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.5 million, or 3.1%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Amortization of intangible assets includes $11.9 million and $12.7 million of amortization related to the Take Private for the three months ended September 30, 2018 and 2017, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.

Interest Expense, Net

	Three Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Interest expense, net	$(35,627)	(16.7)%	$(42,534)	(22.5)%	$6,907
Interest expense, net decreased by $6.9 million, or 16.2%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in interest expense is due to the reduction in the interest rate spread under our credit facilities resulting from the refinancing transaction we completed in March 2018. See Note 6. Debt in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Unrealized net transaction gains (losses) related to remeasurement of intercompany loans	$51	—%	$14,774	7.8%	$(14,723)
Other income (expense)	(64)	—	(489)	(0.3)	425
Total other income (expense), net	$(13)	—%	$14,285	7.6%	$(14,298)
Other income (expense), net decreased by $14.3 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the impact of changes in foreign currency exchange rates related to various intercompany loans and accounts for the period. As of July 1, 2018, we changed our assertion regarding the planned settlement of a certain intercompany loan. We have evaluated our investment strategy in light of our global treasury plans and the new Tax Act and have determined there is no need to settle the principal related to the loan. Therefore, beginning on July 1, 2018, the foreign currency transaction gains and losses resulting from the remeasurement of this long-term intercompany loan denominated in a currency other than the subsidiary's functional currency are recognized as a component of accumulated other comprehensive income (loss) and not included in other income (expense), net.
Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Income tax expense (benefit)	$(126)	(0.1)%	$(3,055)	(1.6)%	$2,929
Effective tax rate	24.0%		215.4%		(191.4)%
Our income tax benefit for the three months ended September 30, 2018 decreased by $2.9 million as compared to the three months ended September 30, 2017 primarily as a result of a decrease in the loss before income taxes for the period and a lower U.S. corporate tax rate attributable to the Tax Act. The effective tax rate decreased for the period as a result of the lower U.S. corporate tax rate attributable to the Tax Act as well as discrete items related to expired statutes in various jurisdictions recorded in the three months ended September 30, 2017. For additional discussion about our income taxes, see Note 11. Income Taxes in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Subscription	$196,004	32.0%	$155,402	29.3%	$40,602
Maintenance	297,584	48.6	261,461	49.4	36,123
Total recurring revenue	493,588	80.7	416,863	78.7	76,725
License	118,320	19.3	112,815	21.3	5,505
Total revenue	$611,908	100.0%	$529,678	100.0%	$82,230
Our revenue recognized is impacted by our accounting for acquisitions, including the Take Private. We account for acquired businesses using the acquisition method of accounting, which requires the assets acquired and liabilities assumed, including deferred revenue, be recorded at the date of acquisition at their respective fair values which could differ from the historical book values. In most cases, adjusting the acquired deferred revenue balances to fair value on the date of acquisition had the effect of reducing the historical deferred revenue balance and therefore reducing the revenue recognized in subsequent periods. The impact to revenue as a result of purchase accounting adjustments during the relevant periods were as follows:

	Nine Months Ended September 30,
	2018	2017
	Amount	Amount	Change

		(in thousands)
Subscription	$1,116	$1,168	$(52)
Maintenance	2,173	10,380	(8,207)
Total recurring revenue	3,289	11,548	(8,259)
License	—	3	(3)
Total revenue	$3,289	$11,551	$(8,262)
Total revenue increased $82.2 million, or 15.5%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Revenue from North America was approximately 65% and 67% of total revenue for the nine months ended September 30, 2018 and 2017, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $40.6 million, or 26.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to sales of additional cloud management and MSP products. Our subscription revenue increased as a percentage of our total revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Maintenance Revenue. Maintenance revenue increased $36.1 million, or 13.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Of this change, $27.9 million was attributable to a growing maintenance renewal customer base from sales of our perpetual license products and maintenance renewal rates in the low- to mid-90 percent range. The remaining $8.2 million increase was attributable to a smaller purchase accounting adjustment to deferred revenue in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
License Revenue
License revenue increased $5.5 million, or 4.9%, due to increased sales of our licensed products, particularly in our international locations. We believe our more tenured sales and marketing leadership teams in international regions during 2018 was primarily the reason for the increased growth in these regions.

Cost of Revenue

	Nine Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Cost of recurring revenue	$52,617	8.6%	$44,879	8.5%	$7,738
Amortization of acquired technologies	132,121	21.6	127,781	24.1	4,340
Total cost of revenue	$184,738	30.2%	$172,660	32.6%	$12,078
Total cost of revenue increased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to increases in amortization of acquired technologies of $4.3 million, royalty and hosting fees related to our subscription products of $2.8 million, personnel costs to support new customers and additional product offerings of $2.6 million and depreciation and other amortization of $2.3 million. Amortization of acquired technologies includes $124.6 million and $122.0 million of amortization related to the Take Private for the nine months ended September 30, 2018 and September 30, 2017, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Operating Expenses

	Nine Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Sales and marketing	$166,022	27.1%	$152,070	28.7%	$13,952
Research and development	71,800	11.7	63,414	12.0	8,386
General and administrative	59,849	9.8	50,865	9.6	8,984
Amortization of acquired intangibles	50,288	8.2	49,910	9.4	378
Total operating expenses	$347,959	56.9%	$316,259	59.7%	$31,700
Sales and Marketing. Sales and marketing expenses increased $14.0 million, or 9.2%, primarily due to increases in personnel costs of $13.3 million and marketing program costs of $0.9 million. We increased our sales and marketing employee headcount to support the sales of additional products and growth in the business.
Research and Development. Research and development expenses increased $8.4 million, or 13.2%, primarily due to an increase in personnel costs of $10.7 million. We increased our worldwide research and development employee headcount to expedite delivery of product enhancements and new product offerings to our customers. This increase was offset by reductions in contract services of $1.2 million and acquisition and Take Private related costs of $1.1 million.
General and Administrative. General and administrative expenses increased $9.0 million, or 17.7%, primarily due to a $9.1 million increase in personnel costs to support the growth of the business, a $2.3 million increase in offering costs related to our IPO and other professional fees. These increases were partially offset by a lease abandonment charge of $1.7 million in the nine months ended September 30, 2017 that did not reoccur in the nine months ended September 30, 2018 and a decrease of acquisition and Take Private related costs of $1.5 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $0.4 million, or 0.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the addition of intangible assets related to acquisitions. Amortization of intangible assets includes $36.3 million and $37.7 million of amortization related to the Take Private for the nine months ended September 30, 2018 and September 30, 2017, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.

Interest Expense, Net

	Nine Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Interest expense, net	$(112,103)	(18.3)%	$(127,018)	(24.0)%	$14,915
Interest expense, net decreased by $14.9 million, or 11.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease in interest expense is due to the reduction in the interest rate spread under our credit facilities resulting from the refinancing transaction we completed in March 2018. See Note 6. Debt in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Unrealized net transaction gains (losses) related to remeasurement of intercompany loans	$(12,660)	(2.1)%	$49,955	9.4%	$(62,615)
Loss on extinguishment of debt	(60,590)	(9.9)	(18,559)	(3.5)	(42,031)
Other income (expense)	(1,226)	(0.2)	(1,711)	(0.3)	485
Total other income (expense), net	$(74,476)	(12.2)%	$29,685	5.6%	$(104,161)
Other income (expense), net decreased by $104.2 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the impact of changes in foreign currency exchange rates related to various intercompany loans for the period and a loss of $60.6 million on extinguishment of debt related to the refinancing of our credit facilities in March 2018. See Note 6. Debt in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.
Income Tax Expense (Benefit)

	Nine Months Ended September 30,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Income tax expense (benefit)	$(20,045)	(3.3)%	$(12,469)	(2.4)%	$(7,576)
Effective tax rate	18.7%		22.0%		(3.3)%
Our income tax benefit for the nine months ended September 30, 2018 increased by $7.6 million as compared to the nine months ended September 30, 2017 primarily as a result of an increase in the loss before income taxes for the period offset by a lower U.S. corporate tax rate attributable to the Tax Act. For additional discussion about our income taxes, see Note 11. Income Taxes in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain amounts that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the first table below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below.
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense, acquisition related adjustments and restructuring charges, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
Non-GAAP Revenue
We define non-GAAP subscription revenue, non-GAAP maintenance revenue, non-GAAP license revenue and non-GAAP total revenue, as subscription revenue, maintenance revenue, license revenue and total revenue, respectively, excluding the impact of purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be overstated without these adjustments. We believe presenting non-GAAP subscription revenue, non-GAAP maintenance revenue, non-GAAP license revenue and non-GAAP total revenue aids in the comparability between periods and in assessing our overall operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Revenue:
GAAP subscription revenue	$67,713	$55,361	$196,004	$155,402
Impact of purchase accounting	154	353	1,116	1,168
Non-GAAP subscription revenue	67,867	55,714	197,120	156,570
GAAP maintenance revenue	101,817	93,258	297,584	261,461
Impact of purchase accounting	574	1,570	2,173	10,380
Non-GAAP maintenance revenue	102,391	94,828	299,757	271,841
GAAP total recurring revenue	169,530	148,619	493,588	416,863
Impact of purchase accounting	728	1,923	3,289	11,548
Non-GAAP total recurring revenue	170,258	150,542	496,877	428,411
GAAP license revenue	43,747	40,493	118,320	112,815
Impact of purchase accounting	—	—	—	3
Non-GAAP license revenue	43,747	40,493	118,320	112,818
Total GAAP revenue	$213,277	$189,112	$611,908	$529,678
Impact of purchase accounting	$728	$1,923	$3,289	$11,551
Total non-GAAP revenue	$214,005	$191,035	$615,197	$541,229

Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP margin using non-GAAP revenue as discussed above and excluding such items as the write-down of deferred revenue related to purchase accounting, amortization of acquired intangible assets, stock-based compensation expense, acquisition and Sponsor related costs and restructuring charges and other. Management believes these measures are useful for the following reasons:

•
Amortization of Acquired Intangible Assets. We provide non-GAAP information that excludes expenses related to purchased intangible assets associated with our acquisitions. We believe that eliminating this expense from our non-GAAP measures is useful to investors, because the amortization of acquired intangible assets can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.

•
Stock-Based Compensation Expense. We provide non-GAAP information that excludes expenses related to stock-based compensation. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Because of these unique characteristics of stock-based compensation, management excludes these expenses when analyzing the organization’s business performance.

•
Acquisition and Sponsor Related Costs. We exclude certain expense items resulting from the Take Private and other acquisitions, such as legal, accounting and advisory fees, changes in fair value of contingent consideration, costs related to integrating the acquired businesses, deferred compensation, severance and retention expense. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition and Sponsor related costs, allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.

•
Restructuring Charges and Other. We provide non-GAAP information that excludes restructuring charges such as severance and the estimated costs of exiting and terminating facility lease commitments, as they relate to our corporate restructuring and exit activities. These restructuring charges are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands, except margin data)
GAAP operating income	$35,116	$26,831	$79,211	$40,759
Impact of purchase accounting	728	1,923	3,289	11,551
Stock-based compensation expense	160	21	332	49
Amortization of acquired technologies	43,835	43,513	132,121	127,781
Amortization of acquired intangibles	16,507	17,035	50,288	49,910
Acquisition and Sponsor related costs	5,614	6,097	16,361	18,163
Restructuring costs and other	281	556	1,494	2,644
Non-GAAP operating income	$102,241	$95,976	$283,096	$250,857
GAAP operating margin	16.5%	14.2%	12.9%	7.7%
Non-GAAP operating margin	47.8%	50.2%	46.0%	46.3%

Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding the impact of purchase accounting on total revenue, amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense, restructuring and other charges, acquisition and Sponsor related costs, interest expense, net, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by non-GAAP revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA excludes the impact of the write-down of deferred revenue due to purchase accounting in connection with our acquisition, and therefore includes revenue that will never be recognized under GAAP; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results. In evaluating adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the types of items excluded from the calculation of adjusted EBITDA. Adjusted EBITDA is not a presentation made in accordance with GAAP and the use of the term varies from others in our industry.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Net income (loss)	$(398)	$1,637	$(87,323)	$(44,105)
Amortization and depreciation	64,289	63,825	193,903	187,086
Income tax expense (benefit)	(126)	(3,055)	(20,045)	(12,469)
Interest expense, net	35,627	42,534	112,103	127,018
Impact of purchase accounting on total revenue	728	1,923	3,289	11,551
Unrealized foreign currency (gains) losses(1)	202	(14,428)	13,704	(47,551)
Acquisition and Sponsor related costs	5,614	6,097	16,361	18,163
Debt related costs(2)	105	192	61,838	19,418
Stock-based compensation expense	160	21	332	49
Restructuring costs and other	281	556	1,494	2,644
Adjusted EBITDA	$106,482	$99,302	$295,656	$261,804
Adjusted EBITDA margin	49.8%	52.0%	48.1%	48.4%
________________

(1)
Unrealized foreign currency (gains) losses primarily relate to the remeasurement of our intercompany loans and to a lesser extent, unrealized foreign currency (gains) losses on selected assets and liabilities.

(2)
Debt related costs include fees related to our credit agreements, debt refinancing costs and the related write-off of debt issuance costs. The fees related to our credit agreements were $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively and $1.2 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt and the write-off of debt issuance costs.

Liquidity and Capital Resources
Cash and cash equivalents were $278.3 million as of September 30, 2018. Our international subsidiaries held approximately $129.9 million of cash and cash equivalents, of which 73.7% were held in Euros. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution. Effective January 1, 2018, we began recognizing the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner. For this reason, we have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain foreign earnings or for outside basis differences in our subsidiaries.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.

In October 2018, we completed our IPO, in which we sold and issued 25,000,000 shares of our common stock at an issue price of $15.00 per share. We raised a total of $375.0 million in gross proceeds from the offering, or approximately $353.0 million in net proceeds after deducting underwriting discounts and commissions of $17.8 million and estimated offering-related expenses of approximately $4.2 million. A portion of the net proceeds from the offering were used to repay the $315.0 million in borrowings outstanding under our Second Lien Term Loan. In connection with the voluntary prepayment of the Second Lien Term Loan, we paid a $14.2 million prepayment fee. See Note 13. Subsequent Events in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our IPO.
Although we are not currently a party to any material definitive agreement regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could reduce our cash and cash equivalents, require us to seek additional equity or debt financing or repatriate cash generated by our international operations that could cause us to incur withholding taxes on any distributions. Additional funds from financing arrangements may not be available on terms favorable to us or at all.
Indebtedness
As of September 30, 2018, our total indebtedness was $2.3 billion, with up to $125.0 million of available borrowings under our revolving credit facility. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.
First Lien Credit Agreement
On March 15, 2018, or the Refinancing Date, we entered into Amendment No. 4 to First Lien Credit Agreement, originally dated as of February 5, 2016.
The First Lien Credit Agreement, as amended, provides for a senior secured revolving credit facility in an aggregate principal amount of $125.0 million, or the Revolving Credit Facility, consisting of a $25.0 million U.S. dollar revolving credit facility, or the U.S. Dollar Revolver, and a $100.0 million multicurrency revolving credit facility, or the Multicurrency Revolver. The Revolving Credit Facility includes a $35.0 million sublimit for the issuance of letters of credit. The First Lien Credit Agreement also contains a term loan facility (which we refer to as the First Lien Term Loan, and together with the Revolving Credit Facility, as the First Lien Credit Facilities) in an original aggregate principal amount of $1,990.0 million.
The First Lien Credit Agreement provides us the right to request additional commitments for new incremental term loans and revolving loans, in an aggregate principal amount not to exceed (a) the greater of (i) $400.0 million and (ii) 100% of our consolidated EBITDA, as defined in the First Lien Credit Agreement (calculated on a pro forma basis), for the most recent four fiscal quarter period, or the First Lien Fixed Basket, minus (b) the amount of any incremental loans incurred under the Second Lien Fixed Basket (as defined below), plus (c) the amount of certain voluntary prepayments of the First Lien Credit Facilities, plus (d) an unlimited amount subject to pro forma compliance with a first lien net leverage ratio not to exceed 4.75 to 1.00.
Under the U.S. Dollar Revolver, $7.5 million of commitments will mature on February 5, 2021, and $17.5 million along with all commitments under the Multicurrency Revolver will mature on February 5, 2022. The First Lien Term Loan will mature on February 5, 2024.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the original principal amount.
Second Lien Credit Facility
On the Refinancing Date, we entered into the Second Lien Credit Agreement with Wilmington Trust, National Association, or Wilmington Trust, as administrative agent and collateral agent, and the other parties thereto. The Second Lien Credit Agreement provides for a term loan facility, or the Second Lien Credit Facility, in an original aggregate principal amount of $315.0 million.
In October 2018, we completed our IPO and used a portion of our net proceeds from the offering to repay the borrowings under our Second Lien Credit Facility.

Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2018	2017

	(in thousands)
Net cash provided by operating activities	$166,082	$135,899
Net cash used in investing activities	(64,739)	(31,497)
Net cash used in financing activities	(97,287)	(30,768)
Effect of exchange rate changes on cash and cash equivalents	(3,439)	8,042
Net increase in cash and cash equivalents	617	81,676
Operating Activities
For the nine months ended September 30, 2018, net cash provided by operating activities was $166.1 million which consisted of a net loss of $87.3 million, adjusted for $266.2 million of non-cash expenses and other adjustments and a $12.8 million net change in operating assets and liabilities. Non-cash expenses include depreciation and amortization of $193.9 million primarily related to the intangible assets recorded in connection with the Take Private and other acquisitions. The other adjustments include the loss on extinguishment of debt related to amendments to our credit facilities of $60.6 million. Significant changes in operating assets and liabilities include:

•
Deferred revenue increased as compared to the balance at December 31, 2017 resulting in an increase in operating liabilities and reflecting a cash inflow of $22.3 million for the nine months ended September 30, 2018.

•
Changes in our income tax receivable and payable balances are significant components of our cash flows from operating activities. The cash outflows related to our income tax payable balance includes $10.4 million related to the impacts of the Tax Act enacted during 2017 and $8.0 million of income tax payments for the nine months ended September 30, 2018. See Note 11. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information.

For the nine months ended September 30, 2017, net cash provided by operating activities was $135.9 million, which consisted of a net loss of $44.1 million, adjusted for $156.1 million of non-cash expenses and other adjustments and a $23.9 million net change in operating assets and liabilities. Non-cash expenses include depreciation and amortization of $187.1 million primarily related to the intangible assets recorded in connection with the Take Private and other acquisitions. The significant changes in operating assets and liabilities during the period include the following:

•
Deferred revenue increased as compared to the balance in prior period at September 30, 2017 resulting in an increase in operating liabilities and reflecting a cash inflow of $24.2 million for the nine months ended September 30, 2017. The deferred revenue balances were impacted by the purchase accounting adjustments made at the Take Private.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2018 was primarily related to $60.6 million of cash used for acquisitions and $12.8 million of cash used to purchase property and equipment, offset by $10.7 million of cash proceeds from the sale of a cost-method investment.
Net cash used in investing activities for the nine months ended September 30, 2017 was primarily related to $24.0 million of cash used for acquisitions and $6.3 million of cash used to purchase property and equipment.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2018 was primarily due to debt principal repayments of $694.9 million, offset by $627.0 million of additional proceeds from the refinancing of our debt agreements. These cash flows primarily relate to deemed gross repayments and borrowings made in connection with the refinancing of debt agreements and $14.9 million of total quarterly principal payments under our First Lien Credit Agreement. In addition, we paid a redemption premium of $22.7 million in connection with the redemption and exchange of our Second Lien Notes.
Net cash used in financing activities for the nine months ended September 30, 2017 was primarily due to debt repayments of $32.7 million related to the repayment of outstanding borrowings under our revolving credit facility and quarterly principal payments under our First Lien Credit Agreement. These repayments were offset by $3.5 million of additional proceeds from refinancing related to Amendment 3 of our First Lien Credit Agreement.
Contractual Obligations and Commitments
As of September 30, 2018, with the exception of long-term debt obligations and cash interest expense, there have been no material changes in our contractual obligations and commitments as of December 31, 2017 that were disclosed in our final prospectus dated October 18, 2018 and filed with the SEC on October 22, 2018 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, and included below.
The following table summarizes our outstanding contractual obligations as of December 31, 2017 that require us to make future cash payments:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Long-term debt obligations(1)	$2,358,050	$16,950	$33,900	$33,900	$2,273,300
Cash interest expense(1)	854,933	155,832	309,474	305,567	84,060
Operating leases	144,049	16,607	32,549	28,762	66,131
Purchase obligations(2)	65,986	47,810	18,176	—	—
Related party consulting agreement(3)	50,986	10,000	20,000	20,000	986
Take Private deferred stock payments(4)	8,071	4,553	3,518	—	—
Acquisition related retention and deferred compensation	5,549	2,699	2,850	—	—
Transition tax payable(5)	120,793	6,545	19,327	19,327	75,594
Total(6)	$3,608,417	$260,996	$439,794	$407,556	$2,500,071
________________

(1)
Represents principal maturities of our Senior Secured First Lien Credit Facility and our Senior Secured Second Lien Floating Rate Note Agreement in effect at December 31, 2017. The estimated cash interest expense is based upon (i) an interest rate of 5.07% on our First Lien and (ii) an interest rate of 10.14% on the Second Lien Notes.

In March 2018, we entered into Amendment No. 4 to First Lien Credit Agreement. In addition, we terminated our Second Lien Notes Agreement and entered into a new Senior Secured Second Lien Credit Agreement. The amounts below reflect the obligations due under these new and amended agreements as of September 30, 2018. The estimated cash interest expense is based upon (i) an interest rate of 5.24% on our First Lien and (ii) an interest rate of 9.49% on our Second Lien.
In October 2018, we completed our IPO and used a portion of our net proceeds from the offering to repay the $315.0 million of borrowings under our Second Lien Credit Facility.
The following table summarizes principal maturities and estimated cash interest expense as of September 30, 2018:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Long-term debt obligations, as amended	$2,290,075	$4,975	$39,800	$39,800	$2,205,500
Cash interest expense	739,511	34,101	268,564	263,966	172,880
Total	$3,029,586	$39,076	$308,364	$303,766	$2,378,380

(2)
Purchase obligations primarily represent outstanding purchase orders for purchases of software license and support fees, marketing activities, hosting, corporate health insurance costs, accounting, legal and contractor fees and computer hardware and software costs.

(3)
Our consulting agreement with our Sponsors terminated in October 2018 upon the consummation of the IPO. For more information, see Note 10. Related Party Transactions in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

(4)
As a result of the Take Private, certain restricted stock units, or RSUs, not subject to accelerated vesting were cancelled and converted into the right to receive the per share price of $60.10 less applicable withholding taxes shortly after those RSUs would have vested based on the underlying original RSU vesting schedule and subject to the continued employment of the holders of those RSUs. See Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.

(5)
Represents the provisional one–time transition tax as a result of the Tax Act which we have elected to pay over eight years. See Note 11. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details of the impact of the Tax Act.

(6)
Other long-term obligations on our balance sheet at December 31, 2017 included non-current income tax liabilities of $22.5 million, which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot reasonably estimate the period during which this obligation may be incurred, if at all.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment and estimates are critical to understanding our historical and future performance, as these policies relate to the more significant areas of our financial results. These critical accounting policies are:

•	the valuation of goodwill, intangibles, long-lived assets and contingent consideration;

•	revenue recognition;

•	stock-based compensation;

•	income taxes; and

•	loss contingencies.
A full description of our critical accounting policies that involve significant management judgment appears in our final prospectus dated October 18, 2018 and filed with the SEC on October 22, 2018 pursuant to Rule 424(b) of the Securities Act of 1933, as amended. There have been no material changes to our critical accounting policies and estimates since that time.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $278.3 million and $277.7 million at September 30, 2018 and December 31, 2017, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. We hold cash, cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2018.
We had total indebtedness with an outstanding principal balance of $2.3 billion and $2.4 billion at September 30, 2018 and December 31, 2017, respectively. Borrowings outstanding under our various credit agreements bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 1% floor. As of September 30, 2018 and December 31, 2017, the annual weighted-average rate on borrowings was 5.8% and 6.5%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $22.9 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2017 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $2.3 billion U.S. dollar term loans as of September 30, 2018, not subject to market pricing.
See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, Europe, Canada, South America and Australia. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Australian Dollar against the United States Dollar, or USD. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
Our condensed consolidated statements of operations are translated into USD at the average exchange rates in each applicable period. Our international revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the USD primarily flow through our United Kingdom and European subsidiaries, which have British Pound Sterling and Euro functional currencies, respectively. This results in a two-step currency exchange process wherein the currencies other than the British Pound Sterling and Euro are first converted into those functional currencies and then translated into USD for our consolidated financial statements. As an example, revenue for sales in Australia is translated from the Australian Dollar to the Euro and then into the USD.
Our statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, deferred revenue and accounts payable denominated in foreign currencies. Our foreign currency denominated intercompany loan was established as part of the Take Private to provide a conduit to utilize foreign earnings effectively. The gains (losses) associated with the changes in exchange rates on amounts borrowed are unrealized non-cash events. As of July 1, 2018, the foreign currency denominated intercompany loan is designated as long-term due to a change in our investment strategy and the new Tax Act. Therefore, beginning on July 1, 2018, the foreign currency transaction gains and losses resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss).
Foreign Currency Transaction Risk
Our foreign currency exposures typically arise from selling annual and multi-year maintenance contracts and subscriptions in multiple currencies, accounts receivable, intercompany transfer pricing arrangements and other intercompany transactions. Our foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on selected assets or liabilities without exposing us to additional risk associated with transactions that could be regarded as speculative.
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of September 30, 2018 and December 31, 2017, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the nine months ended September 30, 2018 and 2017.
We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and actively monitor their ratings.
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. If there is a change in foreign currency exchange rates, the amounts of assets, liabilities, revenue, operating expenses and cash flows that we report in U.S. dollars for foreign subsidiaries that transact in international currencies may be higher or lower to what we would have reported using a constant currency rate. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced assets, liabilities, revenue, operating expenses and cash flows for our international operations. Similarly, our assets, liabilities, revenue, operating expenses and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies. The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will also lead to remeasurement gains and losses recorded in income, or translation gains or losses that are recorded as a component of accumulated other comprehensive income (loss).

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any material legal proceeding. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our consolidated financial statements for a particular period could be materially adversely affected.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our final prospectus dated October 18, 2018 and filed with the SEC on October 22, 2018 pursuant to Rule 424(b) of the Securities Act of 1933, as amended. There have been no material changes from the risk factors disclosed in our final prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 18, 2018, the Registration Statement on Form S-1 (File No.  333-227479) (the “Registration Statement”) relating to our initial public offering was declared effective by the SEC. Pursuant to the Registration Statement, we registered an aggregate of 25,000,000 shares of our common stock, all of which were sold by us at a price to the public of $15.00 per share. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as the representatives of the underwriters in our initial public offering. We received approximately $353.0 million in net proceeds after deducting underwriting discounts and commissions of $17.8 million and estimated offering-related expenses of approximately $4.2 million. No payments of the net proceeds were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.
We used a portion of the net proceeds from the offering to repay $315.0 million in borrowings outstanding under our Second Lien Term Loan and a related voluntary prepayment fee of approximately $14.2 million concurrently with the closing of our initial public offering in October 2018. All of the remaining net proceeds are held in cash and have not been deployed. We intend to apply the remaining net proceeds to monthly interest payments under our First Lien Credit Agreement.
Issuer Purchases of Equity Securities

	Class A Common Stock		Class B Common Stock
Period	Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
July 1-31, 2018	—	$—	16,000	$0.27	—	$—
August 1-31, 2018	14.85	1,179.85	126,054	3.58	—	—
September 1-30, 2018	—	—	12,000	3.54	—	—
Total	14.85		154,054		—
________________

(1)
All repurchases relate to employee held common stock and common stock-based incentive awards that are subject to repurchase in the event the stockholder ceases to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens.

(2)	Class A common stock price paid includes the $1,000 per share liquidation value plus accrued dividends.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Third Amended and Restated Certificate of Incorporation as currently in effect
3.2	Amended and Restated Bylaws as currently in effect
4.1	Amended and Restated Stockholders' Agreement, dated October 18, 2018, by and among the Company and the stockholders' named therein
10.1	SolarWinds Corporation 2018 Equity Incentive Plan and forms of agreements thereunder
10.2	SolarWinds Corporation 2018 Employee Stock Purchase Plan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SOLARWINDS CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	November 27, 2018	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)