Form 10-Q
period 2019-03-31
SolarWinds Corp
filed 2019-05-10
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-38711

SolarWinds Corporation
(Exact name of registrant as specified in its charter)

Delaware	81-0753267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7171 Southwest Parkway
Building 400
Austin, Texas 78735
(512) 682.9300
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	SWI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On May 1, 2019, 310,058,704 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS CORPORATION

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2019 and 2018	6
	Condensed Consolidated Statements of Stockholders' Equity for the three month period ended March 31, 2019 and Condensed Consolidated Statements of Redeemable Convertible Class A Common Stock and Stockholders' Deficit for the three month period ended March 31, 2018	7
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018	8
	Notes to the Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures of Market Risk	32
Item 4.	Controls and Procedures	34
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	35
	Signatures	36
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

•	expectations regarding investment in product development and our expectations about the results of those efforts;

•	expectations concerning acquisitions and opportunities resulting from our acquisitions;

•	expectations regarding hiring additional personnel globally in the areas of sales and marketing and research and development;

•	expectations regarding our international earnings and investment of those earnings in international operations;

•	expectations regarding timing and impact of our adoption of new accounting standards;

•	expectations regarding our capital expenditures; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following: (a) the inability to generate significant volumes of high quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates; (b) the inability to sell products to new customers or to sell additional products or upgrades to our existing customers; (c) any decline in our renewal or net retention rates; (d) our inability to successfully identify, complete, and integrate acquisitions and manage our growth effectively; (e) risks associated with our international operations; (f) our status as a controlled company; (g) the possibility that general economic conditions or uncertainty cause information technology spending to be reduced or purchasing decisions to be delayed; (h) the timing and success of new product introductions and product upgrades by SolarWinds or its competitors; (i) the possibility that our operating income could fluctuate and may decline as percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business; (j) potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and (k) such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Form 10-K for the year ended December 31, 2018. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$434,465	$382,620
Accounts receivable, net of allowances of $3,466 and $3,196 as of March 31, 2019 and December 31, 2018, respectively	109,837	100,528
Income tax receivable	1,141	893
Prepaid and other current assets	20,811	16,267
Total current assets	566,254	500,308
Property and equipment, net	36,918	35,864
Deferred taxes	6,879	6,873
Goodwill	3,661,794	3,683,961
Intangible assets, net	891,958	956,261
Other assets, net	16,669	11,382
Total assets	$5,180,472	$5,194,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,052	$9,742
Accrued liabilities and other	40,873	52,055
Accrued interest payable	863	290
Income taxes payable	17,878	15,682
Current portion of deferred revenue	285,212	270,433
Current debt obligation	19,900	19,900
Total current liabilities	374,778	368,102
Long-term liabilities:
Deferred revenue, net of current portion	26,578	25,699
Non-current deferred taxes	137,454	147,144
Other long-term liabilities	133,902	133,532
Long-term debt, net of current portion	1,901,383	1,904,072
Total liabilities	2,574,095	2,578,549
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 306,405,049 and 304,942,415 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	306	305
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	3,019,652	3,011,080
Accumulated other comprehensive income (loss)	(10,665)	17,043
Accumulated deficit	(402,916)	(412,328)
Total stockholders’ equity	2,606,377	2,616,100
Total liabilities and stockholders’ equity	$5,180,472	$5,194,649
The accompanying notes are an integral part of these financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription	$71,565	$63,053
Maintenance	106,292	97,000
Total recurring revenue	177,857	160,053
License	37,935	36,860
Total revenue	215,792	196,913
Cost of revenue:
Cost of recurring revenue	18,159	16,887
Amortization of acquired technologies	43,817	44,319
Total cost of revenue	61,976	61,206
Gross profit	153,816	135,707
Operating expenses:
Sales and marketing	60,595	52,682
Research and development	25,188	24,753
General and administrative	21,736	19,186
Amortization of acquired intangibles	16,502	17,128
Total operating expenses	124,021	113,749
Operating income	29,795	21,958
Other income (expense):
Interest expense, net	(27,382)	(42,089)
Other income (expense), net	1,297	(48,136)
Total other income (expense)	(26,085)	(90,225)
Income (loss) before income taxes	3,710	(68,267)
Income tax expense (benefit)	565	(8,357)
Net income (loss)	$3,145	$(59,910)
Net income (loss) available to common stockholders	$3,103	$(129,745)
Net income (loss) available to common stockholders per share:
Basic earnings (loss) per share	$0.01	$(1.28)
Diluted earnings (loss) per share	$0.01	$(1.28)
Weighted-average shares used to compute net income (loss) available to commons stockholders per share:
Shares used in computation of basic earnings (loss) per share	305,653	101,644
Shares used in computation of diluted earnings (loss) per share	309,783	101,644

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$3,145	$(59,910)
Other comprehensive income (loss):
Foreign currency translation adjustment	(27,708)	33,353
Other comprehensive income (loss)	(27,708)	33,353
Comprehensive income (loss)	$(24,563)	$(26,557)
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	304,942	$305	$3,011,080	$17,043	$(412,328)	$2,616,100
Foreign currency translation adjustment	—	—	—	(27,708)	—	(27,708)
Net income	—	—	—	—	3,145	3,145
Comprehensive loss						(24,563)
Exercise of stock options	47	—	36	—	—	36
Issuance of stock	1,416	1	748	—	—	749
Stock-based compensation	—	—	7,788	—	—	7,788
Cumulative effect adjustment of adoption of revenue recognition accounting standard	—	—	—	—	6,267	6,267
Balance at March 31, 2019	306,405	$306	$3,019,652	$(10,665)	$(402,916)	$2,606,377

Condensed Consolidated Statements of Redeemable Convertible Class A Common Stock and
Stockholders' Deficit
(In thousands)
(unaudited)

	Redeemable Convertible Class A Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	2,661	$3,146,887	100,734	$101	$—	$75,294	$(805,156)	$(729,761)
Foreign currency translation adjustment	—	—	—	—	—	33,353		33,353
Net loss	—	—	—	—	—		(59,910)	(59,910)
Comprehensive loss								(26,557)
Exercise of stock options	—	—	2	—	—	—	—	—
Issuance of stock	—	—	1,262	1	351	—	—	352
Repurchase of stock	—	—	(12)	—	(24)	—	—	(24)
Accumulating dividends	—	69,835	—	—	(368)	—	(69,467)	(69,835)
Stock-based compensation	—	—	—	—	41	—	—	41
Balance at March 31, 2018	2,661	$3,216,722	101,986	$102	$—	$108,647	$(934,533)	$(825,784)

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$3,145	$(59,910)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,463	65,215
Provision for doubtful accounts	514	435
Stock-based compensation expense	7,718	41
Amortization of debt issuance costs	2,286	4,166
Loss on extinguishment of debt	—	60,590
Deferred taxes	(11,283)	1,464
Gain on foreign currency exchange rates	(1,308)	(13,543)
Other non-cash expenses (benefits)	(687)	572
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(10,568)	(630)
Income taxes receivable	(250)	(315)
Prepaid and other assets	(4,326)	(3,509)
Accounts payable	479	(3,785)
Accrued liabilities and other	(10,798)	(1,966)
Accrued interest payable	573	(10,582)
Income taxes payable	2,546	(12,149)
Deferred revenue	20,054	9,492
Other long-term liabilities	805	(232)
Net cash provided by operating activities	63,363	35,354
Cash flows from investing activities
Purchases of property and equipment	(4,570)	(2,946)
Purchases of intangible assets	(1,240)	(813)
Acquisitions, net of cash acquired	—	(12,990)
Proceeds from sale of cost method investment and other	235	10,715
Net cash used in investing activities	(5,575)	(6,034)
Cash flows from financing activities
Proceeds from issuance of common stock and incentive restricted stock	—	1,100
Repurchase of common stock and incentive restricted stock	(8)	(45)
Exercise of stock options	36	1
Premium paid on debt extinguishment	—	(22,725)
Proceeds from credit agreement	—	626,950
Repayments of borrowings from credit agreement	(4,975)	(684,975)
Payment of debt issuance costs	—	(5,561)
Net cash used in financing activities	(4,947)	(85,255)
Effect of exchange rate changes on cash and cash equivalents	(996)	1,738
Net increase (decrease) in cash and cash equivalents	51,845	(54,197)
Cash and cash equivalents
Beginning of period	382,620	277,716
End of period	$434,465	$223,519

Supplemental disclosure of cash flow information
Cash paid for interest	$25,423	$48,717
Cash paid for income taxes	$8,635	$2,039
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
SolarWinds Corporation, a Delaware corporation, and its subsidiaries (“Company”, “we,” “us” and “our”) is a leading provider of information technology, or IT, infrastructure management software. Our products give organizations worldwide, regardless of type, size or IT infrastructure complexity, the power to monitor and manage the performance of their IT environments, whether on-premise, in the cloud, or in hybrid infrastructure models. Our approach, which we refer to as the SolarWinds Model, combines powerful, scalable, affordable, easy to use products with high-velocity, low-touch sales. We’ve built our business to enable the technology professionals who use our products to manage “all things IT.” Our range of customers has expanded over time from network and systems engineers to a broad set of technology professionals, such as database administrators, storage administrators, web operators and DevOps professionals, as well as managed service providers, or MSPs. Our SolarWinds Model enables us to sell our products for use in organizations ranging in size from very small businesses to large enterprises.
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
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
With the exception of the change in our revenue recognition and other related policies upon the adoption of new revenue accounting standard described below, there have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018. See Recently Adopted Accounting Pronouncements below regarding the impact of the adoption of the new revenue accounting standard and Revenue Recognition for discussion of our updated revenue recognition policies.
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

Recently Adopted Accounting Pronouncements
On January 1, 2019 we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) No. 2014-09 “Revenue from Contracts with Customers,” or ASC 606, which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,” including prescriptive industry-specific guidance, or ASC 605. This standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 using the modified-retrospective method. Results for reporting periods beginning after January 1, 2019 are presented in compliance with the new revenue recognition standard ASC 606. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three month period ended March 31, 2019. This includes the presentation of financial results for the three month period ended March 31, 2019 under ASC 605 for comparison to the prior year period.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The most significantly impacted areas are the following:

•
License and Recurring Revenue. The adoption of the new standard resulted in changes to the classification and timing of our revenue recognition. Under the new guidance, the requirement to establish VSOE to recognize license revenue separately from the other elements is eliminated. This change impacted the allocation of the transaction price and timing of our revenue recognition between deliverables, or performance obligations, within an arrangement. In addition, we now recognize time-based license revenue upon the transfer of the license and the associated maintenance revenue over the contract period under the new standard instead of recognizing both the license and maintenance revenue ratably over the contract period. The overall adoption impact to total revenue is immaterial, though we do expect some changes to the timing and classification between license and recurring revenue. Additionally, some historical deferred revenue, primarily from arrangements involving time-based licenses, will never be recognized as revenue and instead has been recorded as a cumulative effect adjustment within accumulated deficit.

•
Contract Acquisition Costs. We expensed all sales commissions as incurred under the previous guidance. The new guidance requires the deferral and amortization of certain direct and incremental costs incurred to obtain a contract. This guidance requires us to capitalize and amortize certain sales commission costs over the remaining contractual term or over an expected period of benefit, which we have determined to be approximately six years.

•
Other Items. The impact of the adoption of the new standard on income taxes resulted in an increase of deferred income tax liabilities. The adoption of this standard did not impact our total operating cash flows.

The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2019 for the adoption of ASC 606 to all contracts with customers that were not completed as of December 31, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date as follows:

	December 31, 2018		January 1, 2019
	As reported	Adjustments	As adjusted

	(in thousands)
Assets:
Prepaid and other current assets	$16,267	$1,300	$17,567
Other assets, net	11,382	3,857	15,239
Total assets	5,194,649	5,157	5,199,806

Liabilities:
Current portion of deferred revenue	270,433	(2,338)	268,095
Deferred revenue, net of current portion	25,699	(434)	25,265
Non-current deferred taxes	147,144	1,662	148,806
Total liabilities	2,578,549	(1,110)	2,577,439

Stockholders' equity (deficit):
Accumulated deficit	(412,328)	6,267	(406,061)

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The impact of adoption of ASC 606 on our condensed consolidated statement of operations and condensed consolidated balance sheet was as follows:

	Three Months Ended March 31, 2019
	As reported ASC 606	ASC 606 impact	Without adoption of ASC 606 (ASC 605)

	(in thousands)
Revenue:
Subscription	$71,565	$124	$71,689
Maintenance	106,292	235	106,527
Total recurring revenue	177,857	359	178,216
License	37,935	(192)	37,743
Total revenue	$215,792	$167	$215,959
Gross profit	153,816	167	153,983
Total operating expenses	124,021	1,400	125,421
Operating income (loss)	29,795	(1,233)	28,562
Net income	$3,145	$(1,233)	$1,912

	March 31, 2019
	As reported ASC 606	ASC 606 impact	Without adoption of ASC 606 (ASC 605)

	(in thousands)
Assets:
Prepaid and other current assets	$20,811	$(1,613)	$19,198
Other assets, net	16,669	(4,916)	11,753
Total assets	5,180,472	(6,529)	5,173,943

Liabilities:
Current portion of deferred revenue	285,212	2,221	287,433
Deferred revenue, net of current portion	26,578	410	26,988
Non-current deferred taxes	137,454	(1,662)	135,792
Total liabilities	2,574,095	969	2,575,064

Stockholders' equity (deficit):
Accumulated deficit	(402,916)	(7,498)	(410,414)
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
See Note 3. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis. The carrying amounts reported in our consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2018	$17,043	$17,043
Other comprehensive gain (loss) before reclassification	(27,708)	(27,708)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(27,708)	(27,708)
Balance at March 31, 2019	$(10,665)	$(10,665)
Revenue Recognition
We generate recurring revenue from fees received for subscriptions and from the sale of maintenance services associated with our perpetual license products and license revenue from the sale of our perpetual license products. We recognize revenue related to contracts from customers when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is determined by following a five-step process which includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price, and (5) recognizing revenue when or as we satisfy a performance obligation, as described below.

•
Identify the contract with a customer. We generally use a purchase order, an authorized credit card, an electronic or manually signed license agreement, or the receipt of a cash payment as evidence of a contract with a customer provided that collection is considered probable. We sell our products through our direct sales force and through our distributors and resellers. Our distributors and resellers do not carry inventory of our software and we generally require them to specify the end user of the software at the time of the order. If the distributor or reseller does not provide end-user information, then we will generally not fulfill the order. Our distributors and resellers have no rights of return or exchange for software

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers. Sales through resellers and distributors are typically evidenced by a reseller or distributor agreement, together with purchase orders or authorized credit cards on a transaction-by-transaction basis.

•
Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are separately identifiable from other promises in the contract, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Our performance obligations primarily include perpetual and time-based licenses, maintenance support including unspecified upgrades or enhancements to new versions of their software products and subscriptions to our software-as-a-service, or SaaS, offerings. See additional discussion of our performance obligations below.

•
Determine the transaction price. We determine the transaction price based on the contractual consideration and the amount of consideration we expect to receive in exchange for transferring the promised goods or services to the customer. We account for sales incentives to customers, resellers or distributors as a reduction of revenue at the time we recognize the revenue from the related product sale. We report revenue net of any sales tax collected. Our return policy generally does not allow our customers to return software products.

•
Allocate the transaction price. We allocate the transaction price of the contract to each distinct performance obligation based on a relative standalone selling price basis. Determining standalone selling prices for our performance obligations requires judgment and are based on multiple factors including, but not limited to historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels. For our subscription products and maintenance services, our standalone selling prices are generally observable using standalone sales or renewals. For our perpetual and time-based license products, we estimate our standalone selling prices utilizing the residual approach by considering our pricing and discounting practices. We review the standalone selling price for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.

•
Recognize revenue when or as we satisfy a performance obligation. Revenue is recognized when or as performance obligations are satisfied either over time or at a point in time by transferring a promised good or service. We consider this transfer to have occurred when risk of loss transfers to the customer, reseller or distributor or the customer has access to their subscription which is generally upon electronic transfer of the license key or password that provides immediate availability of the product to the purchaser. See further discussion below regarding the timing of revenue recognition for each of our performance obligations.

The following summarizes our performance obligations from which we generate revenue:

Performance obligation	When performance obligation is typically satisfied
Subscription revenue
SaaS offerings	Over the subscription term, once the service is made available to the customer (over time)
Time-based licenses	Upon the delivery of the license key or password that provides immediate availability of the product (point in time)
Time-based technical support and unspecified software upgrades	Ratably over the contract period (over time)
Maintenance revenue
Technical support and unspecified software upgrades	Ratably over the contract period (over time)
License revenue
Perpetual licenses	Upon the delivery of the license key or password that provides immediate availability of the product (point in time)
Recurring Revenue. Recurring revenue consists of subscription and maintenance revenue.

•
Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings and our time-based license arrangements. We generally invoice subscription agreements monthly based on usage or monthly in advance over the subscription period. Subscription revenue for our SaaS offerings is generally recognized ratably over the subscription term once the service is made available to the customer or when we have the right to invoice

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

for services performed. Revenue for the license performance obligation of our time-based license arrangements is recognized at a point in time upon delivery of the license key and the revenue for the technical support performance obligation of our time-based license arrangements is recognized ratably over the contract period. The amount of revenue related to the license performance obligations of our time-based license arrangements included in subscription revenue is less than 10% of our total consolidated revenue. Our subscription revenue includes our cloud management and MSP products.

•
Maintenance Revenue. We derive maintenance revenue from the sale of maintenance services associated with our perpetual license products. We typically include one year of maintenance service as part of the initial purchase price of each perpetual software offering and then sell renewals of this maintenance agreement. Customers with maintenance agreements are entitled to receive technical support and unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis for the specified contract period. We believe that our technical support and unspecified upgrades or enhancements performance obligations each have the same pattern of transfer to the customer and are therefore accounted for as a single distinct performance obligation. We recognize maintenance revenue ratably on a daily basis over the contract period.

License Revenue. We derive license revenue from the sale of our perpetual licenses. Revenue for the license performance obligation of our perpetual license arrangements is recognized at a point in time upon delivery of the electronic license key. Perpetual license arrangements are invoiced upon delivery.
Deferred Revenue
Deferred revenue primarily consists of transaction prices allocated to remaining performance obligations from maintenance services associated with our perpetual license products which are delivered over time. We generally bill maintenance agreements annually in advance for services to be performed over a 12-month period. Customers have the option to purchase maintenance renewals for periods other than 12 months. We initially record the amounts allocated to maintenance performance obligations as deferred revenue and recognize these amounts ratably on a daily basis over the term of the maintenance agreement. We record deferred revenue that will be recognized during the succeeding 12-month period as current deferred revenue and the remaining portion is recorded as long-term deferred revenue.
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2018	$296,132
Adoption of ASC 606	(2,772)
Deferred revenue recognized	(103,469)
Additional amounts deferred	121,899
Balance at March 31, 2019	$311,790
We expect to recognize revenue related to these remaining performance obligations as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$311,790	$285,212	$26,007	$571

Contract Acquisition Costs
Our contract acquisition costs, which consist of direct and incremental sales commissions and related fringe benefits, are capitalized using the portfolio approach if we expect to benefit from those costs for more than one year. Contract acquisition costs are allocated to each performance obligation within the contract and amortized on a straight-line basis over the expected benefit period of the related performance obligations. Contract acquisition costs allocated to new maintenance arrangements and SaaS offerings are generally amortized over an average expected benefit period of approximately six years which was determined based on the expected life of our technology. Contract acquisition costs allocated to perpetual licenses and maintenance renewal

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

arrangements are expensed or amortized over a period that is consistent with the timing of delivery for the related products and services. We expense contract acquisition costs as incurred when the expected amortization period is one year or less. Deferred contract acquisition costs are classified as current or non-current assets based on the timing the expense will be recognized. The current and non-current portions of our deferred contract acquisition costs are included in prepaid and other current assets and other assets, net respectively, in our condensed consolidated balance sheets. The amortization of our deferred contract acquisition costs is included in sales and marketing expense in our condensed consolidated statement of operations.
Details of our total contract acquisition costs balance was as follows:

Total Contract Acquisition Costs

(in thousands)
Balance at December 31, 2018	$—
Adoption of ASC 606	5,157
Commissions capitalized	1,854
Amortization recognized	(482)
Balance at March 31, 2019	$6,529

Classified as:
Current	$1,613
Non-current	4,916
Total contract acquisitions costs	$6,529

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Amortization of acquired license technologies	$35,837	$36,608
Amortization of acquired subscription technologies	7,980	7,711
Total amortization of acquired technologies	$43,817	$44,319

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of March 31, 2019 and December 31, 2018. There have been no transfers between fair value measurement levels during the three months ended March 31, 2019.

	Fair Value Measurements at March 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$277,100	$—	$—	$277,100

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$117,100	$—	$—	$117,100
As of March 31, 2019 and December 31, 2018, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 4. Debt for additional information regarding our debt.
4. Debt
The following table summarizes information relating to our debt:

	March 31,		December 31,
	2019		2018
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,965,125	5.25%	1,970,100	5.27%
Total principal amount	1,965,125		1,970,100
Unamortized discount and debt issuance costs	(43,842)		(46,128)
Total debt	1,921,283		1,923,972
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,901,383		$1,904,072
Senior Secured First Lien Credit Facilities
The First Lien Credit Agreement provides for senior secured first lien credit facilities, consisting as of March 31, 2019 of:

•	a $1.99 billion First Lien Term Loan with a final maturity date of February 5, 2024; and

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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prior to the completion of our initial public offering, or IPO, in October 2018, borrowings under our Revolving Credit Facility bore interest at a floating rate which was, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 3.00% or (2) a base rate plus an applicable margin of 2.00%. Upon completion of our IPO, the applicable margins for Eurodollar rate and base rate borrowings were reduced to 2.50%, and 1.50%, respectively. The Eurodollar rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%.
Prior to the completion of our IPO, borrowings under our First Lien Term Loan bore interest at a floating rate which was, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 3.00% or (2) a base rate plus an applicable margin of 2.00%. Upon completion of our IPO, the applicable margins for Eurodollar and base rate borrowings were each reduced to 2.75% and 1.75%, respectively. The Eurodollar rate applicable to the First Lien Term Loan is subject to a “floor” of 0.0%.
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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of March 31, 2019, we were in compliance with all covenants of the First Lien Credit Agreement.
5. Redeemable Convertible Class A Common Stock
Prior to the conversion of Class A Common Stock into common stock at our IPO in October 2018, our Class A Common Stock accrued dividends at a rate of 9% per annum and had a liquidation preference equal to $1,000 per share plus any accrued and unpaid dividends.
Immediately prior to the completion of our IPO, we converted each outstanding share of our Class A Common Stock into 140,053,370 shares of common stock, which was equal to the result of the liquidation value of such share of Class A Common Stock, divided by $19.00 per share. The liquidation value for each share of Class A Common Stock was equal to $1,000. At the time of the conversion of the Class A Common Stock, we converted $717.4 million of accrued and unpaid dividends on the Class A Common Stock into 37,758,109 shares of common stock equal to the result of the accrued and unpaid dividends on each share of Class A Common Stock, divided by $19.00 per share.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net income (loss)	$3,145	$(59,910)
Accretion of dividends on Class A common stock	—	(69,835)
Earnings allocated to unvested restricted stock	(42)	—
Net income (loss) available to common stockholders	$3,103	$(129,745)
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	305,653	101,644

Diluted earnings (loss) per share
Numerator:
Net income (loss) available to common stockholders	$3,103	$(129,745)
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	305,653	101,644
Add stock-based incentive stock awards	4,130	—
Weighted-average shares used in computing diluted earnings (loss) per share	309,783	101,644
The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted earnings (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Stock options to purchase common stock	369	2,035
Performance-based stock options to purchase common stock	130	165
Non-vested restricted stock incentive awards	2,908	2,990
Performance-based non-vested restricted stock incentive awards	1,282	1,812
Restricted stock units	4,675	—
Performance stock units	957	—
Total anti-dilutive shares	10,321	7,002
Prior to the conversion at the IPO, Class A Common Stock was not included in the basic or diluted earnings (loss) per share calculations as it was contingently convertible upon a future event. See Note 5. Redeemable Convertible Class A Common Stock for additional details of the conversion of the Class A Common Stock. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Income Taxes
For the three months ended March 31, 2019 and 2018, we recorded income tax expense of $0.6 million and income tax benefit of $8.4 million, respectively, resulting in an effective tax rate of 15.2% and 12.2%, respectively. The increase in the effective tax rate for the three months ended March 31, 2019 compared to the same period in 2018 was generally a result of a decrease in the foreign tax benefit partially offset by excess tax benefit from stock-based compensation.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2019, we had accrued interest and penalties related to unrecognized tax benefits of approximately $4.3 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2017 tax years generally remain open and subject to examination by federal tax authorities. The 2011 through 2018 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2011 through the period ending February 2016. We are under audit by the Indian Tax Authority for the 2014 and 2017 tax years. We are currently under audit by the California Franchise Tax Board for the 2012 through 2014 tax years. We were notified in January 2019 that the Massachusetts Department of Revenue would audit the 2015 through February 2016 tax years. We are not currently under audit in any other taxing jurisdictions.
On July 24, 2018, U.S. Court of Appeals for the Ninth Circuit reversed the decision of the U.S. Tax Court in Altera Corp. v. Commissioner related to the treatment of stock-based compensation in an intercompany cost sharing arrangement. On August 7, 2018, the Ninth Circuit withdrew the opinion to allow time for a reconstituted panel to confer on this appeal. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court's decision being overturned upon appeal, we have not recorded any benefit or expense as of March 31, 2019. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
8. Commitments and Contingencies
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
9. Subsequent Events
Acquisition
On April 30, 2019, we acquired SAManage Ltd., or Samanage, an IT service desk solution company, for approximately $350.0 million, or approximately $329.0 million, net of cash acquired. Samanage is based in Cary, North Carolina. By acquiring Samanage, we entered the IT Service Management, or ITSM, market and introduced the Samanage SaaS-based IT Service Desk products into our product portfolio. We funded the transaction with cash on hand and $35.0 million of borrowings under our Revolving Credit Facility.
The transaction will be accounted for using the acquisition method of accounting. Accordingly, the results of operations of Samanage since the acquisition date will be included in our condensed consolidated financial statements for the second quarter of 2019. We are in the process of gathering information to allocate the purchase price to the assets acquired and liabilities assumed. All of the assets acquired and liabilities assumed in the transaction will be recognized at their acquisition date fair values.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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
On February 5, 2016, we were acquired by affiliates of Silver Lake and Thoma Bravo in a take private transaction, or the Take Private. We applied purchase accounting on the date of the Take Private. In October 2018, we completed our initial public offering, or IPO, in which we sold and issued 25,000,000 shares of our common stock at an issue price of $15.00 per share. We raised a total of $375.0 million in gross proceeds from the offering, or approximately $353.0 million in net proceeds. A portion of the net proceeds from the offering were used to repay the $315.0 million in borrowings outstanding under our second lien term loan.
First Quarter Financial Highlights
Our approach, which we call the “SolarWinds Model,” is based on our commitment to building a business that is focused on growth and profitability. Below are our key financial highlights for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Revenue
Our total revenue was $215.8 million and $196.9 million for the three months ended March 31, 2019 and 2018, respectively. Our non-GAAP total revenue was $215.8 million and $198.4 million for the three months ended March 31, 2019 and 2018, respectively. Recurring revenue, which consists of subscription and maintenance revenue, represented approximately 82% of our total revenue for the three months ended March 31, 2019. We have increased our recurring revenue as a result of the growth in our subscription sales and the continued growth of our maintenance revenue.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the three months ended March 31, 2019 was $3.1 million compared to a net loss of $59.9 million for the three months ended March 31, 2018. Our Adjusted EBITDA was $104.8 million and $95.1 million for the three months ended March 31, 2019 and 2018, respectively.
Cash Flow
We are building our business to generate strong cash flow over the long term. For the three months ended March 31, 2019 and 2018, cash flows from operations were $63.4 million and $35.4 million, respectively. During those periods, our cash flows from operations were reduced by cash payments for interest on our long-term debt of $25.4 million and $48.7 million, respectively.

Acquisition
Subsequent to the end of the first quarter, on April 30, 2019, we acquired SAManage Ltd., or Samanage, an IT service desk solution company, for approximately $350.0 million, or approximately $329.0 million, net of cash acquired. The company is based in Cary, North Carolina. By acquiring Samanage, we will enter the IT Service Management, or ITSM, market and introduce the Samanage SaaS-based IT Service Desk products into our product portfolio. We funded the transaction with cash on hand and $35.0 million of borrowings under our Revolving Credit Facility.
Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.

•	Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.

▪
Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings, and to a lesser extent, our time-based license arrangements. Subscriptions revenue includes sales of our cloud management and MSP products. We generally recognize revenue ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. We generally invoice subscription agreements monthly based on usage or monthly in advance over the subscription period. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. Our revenue from MSP products increases with the addition of end customers served by our MSP customers, the proliferation of devices managed by those MSPs and the expansion of products used by those MSPs to manage end customers’ IT infrastructures.

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

•
License Revenue. We derive license revenue from sales of perpetual licenses of our products to new and existing customers. We include one year of maintenance services as part of our customers’ initial license purchase. License revenue is recognized at a point in time upon delivery of the electronic license key. We calculate the amount of revenue allocated to the license by estimating our standalone selling prices utilizing the residual approach by considering our pricing and discounting practices.

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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation, contractor fees and an allocation of overhead costs based on headcount. The total number of employees as of March 31, 2019 was 2,794, as compared to 2,483 as of March 31, 2018. In connection with our IPO in October 2018, we granted equity awards to our employees and directors consisting of restricted stock units and performance stock units resulting in an increase in stock-based compensation expense in the periods subsequent to the IPO.

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

•
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring charges and other acquisition-related costs, professional fees and other general corporate expenses. In the periods after the Take Private and prior to our IPO, these expenses also included management fees payable to our Sponsors, which were eliminated upon the completion of our initial public offering.

•	Amortization of Acquired Intangibles. We amortize to operating expenses the capitalized costs of intangible assets acquired in connection with the Take Private and our other acquisitions.
Other Income (Expense)
Other income (expense) primarily consists of interest expense, gains (losses) resulting from changes in exchange rates on foreign currency denominated intercompany loans and accounts, and losses on extinguishment of debt. We expect interest expense to decrease as we repay indebtedness.
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
Income Tax Expense
Income tax expense consists of domestic and foreign corporate income taxes related to the sale of products. The tax rate on income earned by our North American entities is higher than the tax rate on income earned by our international entities other than Canada and Sweden. We expect the income earned by our international entities to grow over time as a percentage of total income, which may result in a decline in our effective income tax rate. However, our effective tax rate will be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world and changes in overall levels of income before tax.

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Subscription	$71,565	33.2%	$63,053	32.0%	$8,512
Maintenance	106,292	49.3	97,000	49.3	9,292
Total recurring revenue	177,857	82.4	160,053	81.3	17,804
License	37,935	17.6	36,860	18.7	1,075
Total revenue	$215,792	100.0%	$196,913	100.0%	$18,879
In the first quarter of 2019, we adopted FASB Accounting Standards Codification (“ASC”) No. 2014-09 “Revenue from Contracts with Customers,” or ASC 606, which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,”

including prescriptive industry-specific guidance, or ASC 605. We adopted ASC 606 using the modified-retrospective method therefore, results for the first quarter of 2019 are presented in compliance with ASC 606 and historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under ASC 605. Total revenue for the three months ended March 31, 2019 would have been approximately $0.2 million higher under ASC 605. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of implementation impact of ASC 606 including the presentation of financial results for the three month period ended March 31, 2019 under ASC 605 for comparison to the prior year period.
Our revenue recognized in the first quarter of 2018 is impacted by our accounting for acquisitions, including the Take Private. We account for acquired businesses using the acquisition method of accounting, which requires the assets acquired and liabilities assumed, including deferred revenue, be recorded at the date of acquisition at their respective fair values which could differ from the historical book values. In most cases, adjusting the acquired deferred revenue balances to fair value on the date of acquisition had the effect of reducing the historical deferred revenue balance and therefore reducing the revenue recognized in subsequent periods. The impact of the purchase accounting adjustments to revenue is excluded in the calculation of our non-GAAP financial measures, see “Non-GAAP Financial Measures” below for further discussion. Our revenue for the first quarter of 2019 was not impacted by this adjustment. The impact to revenue as a result of purchase accounting adjustments during the first quarter of 2018 were as follows:

Three Months Ended March 31,
2018

(in thousands)
Subscription	$634
Maintenance	813
Total recurring revenue	1,447
License	—
Total revenue	$1,447
Total revenue increased $18.9 million, or 9.6%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Revenue from North America was approximately 65% of total revenue for both the three months ended March 31, 2019 and 2018. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $8.5 million, or 13.5%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to sales of additional cloud management and MSP products. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. Our subscription revenue increased slightly as a percentage of our total revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Subscription revenue for the three months ended March 31, 2019 would have been approximately $0.1 million higher under ASC 605. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full discussion of the impact of ASC 606 on our revenue for the three months ended March 31, 2019.
Our net retention rate for our subscription products was approximately 105% the trailing twelve-month period ended March 31, 2019. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $9.3 million, or 9.6%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Of this change, $8.5 million was attributable to a growing maintenance renewal customer base from sales of our perpetual license products and strong maintenance renewal rates, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. The remaining $0.8 million increase was attributable to the purchase accounting adjustment to deferred revenue in the three months ended March 31, 2018. Maintenance revenue for the three months ended March 31, 2019 would have been approximately $0.2 million higher under ASC 605. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full discussion of the impact of ASC 606 on our revenue for the three months ended March 31, 2019.
Our maintenance renewal rate was approximately 97% for the trailing twelve-month period ended March 31, 2019. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue increased $1.1 million, or 2.9%, due to increased sales of our licensed products in each of our North American and international locations, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. License revenue for the three months ended March 31, 2019 would have been approximately $0.2 million lower under ASC 605. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full discussion of the impact of ASC 606 on our revenue for the three months ended March 31, 2019.
Cost of Revenue

	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Cost of recurring revenue	$18,159	8.4%	$16,887	8.6%	$1,272
Amortization of acquired technologies	43,817	20.3	44,319	22.5	(502)
Total cost of revenue	$61,976	28.7%	$61,206	31.1%	$770
Total cost of revenue increased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increases in personnel costs to support new customers and additional product offerings of $0.7 million, which includes a $0.4 million increase in stock-based compensation expense, and depreciation and other amortization of $0.4 million. These increases were partially offset by a decrease in amortization of acquired technologies of $0.5 million. Amortization of acquired technologies includes $41.0 million and $41.8 million of amortization related to the Take Private for the three months ended March 31, 2019 and 2018, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Operating Expenses

	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Sales and marketing	$60,595	28.1%	$52,682	26.8%	$7,913
Research and development	25,188	11.7	24,753	12.6	435
General and administrative	21,736	10.1	19,186	9.7	2,550
Amortization of acquired intangibles	16,502	7.6	17,128	8.7	(626)
Total operating expenses	$124,021	57.5%	$113,749	57.8%	$10,272
Sales and Marketing. Sales and marketing expenses increased $7.9 million, or 15.0%, primarily due to increases in personnel costs of $4.6 million, which includes an increase of $2.8 million in stock-based compensation expense, and marketing program costs of $2.4 million. We increased our sales and marketing employee headcount to support the sales of additional products and growth in the business. Sales and marketing expense for the three months ended March 31, 2019 would have been approximately $1.4 million higher under ASC 605 due to the impact of the capitalization and amortization of commission expense under ASC

606. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the impact of the adoption of ASC 606.
Research and Development. Research and development expenses increased $0.4 million, or 1.8%, primarily due to an increase in personnel costs of $1.3 million offset by reductions in acquisition and Take Private related costs of $0.6 million and contract services of $0.2 million. The increase in personnel costs is primarily related to an increase in stock-based compensation expense of $1.7 million. We continue to increase our worldwide research and development employee headcount to expedite delivery of product enhancements and new product offerings to our customers.
General and Administrative. General and administrative expenses increased $2.6 million, or 13.3%, primarily due to an increase in personnel costs of $3.4 million, which includes an increase of $2.9 million in stock-based compensation expense, and a $1.4 million increase in professional fees and other public company costs. These increases were partially offset by a reduction of $2.5 million related to management fees payable to our Sponsors that were eliminated upon the completion of our initial public offering in October 2018.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.6 million, or 3.7%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Amortization of intangible assets includes $11.9 million and $12.4 million of amortization related to the Take Private for the three months ended March 31, 2019 and 2018, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Interest Expense, Net

	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Interest expense, net	$(27,382)	(12.7)%	$(42,089)	(21.4)%	$14,707
Interest expense, net decreased by $14.7 million, or 34.9%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in interest expense is due to the repayment of $315.0 million in outstanding borrowings under our second lien term loan in October 2018 and the reduction in the interest rate spread under our credit facilities resulting from the refinancing transaction we completed in March 2018 and our IPO in October 2018. See Note 4. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.

Other Income (Expense), Net

	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Unrealized net transaction gains (losses) related to remeasurement of intercompany loans	$(10)	—%	$13,903	7.1%	$(13,913)
Loss on extinguishment of debt	—	—	(60,590)	(30.8)	60,590
Other income (expense)	1,307	0.6	(1,449)	(0.7)	2,756
Total other income (expense), net	$1,297	0.6%	$(48,136)	(24.4)%	$49,433
Other income (expense), net increased by $49.4 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a loss of $60.6 million on extinguishment of debt related to the refinancing of our credit facilities in March 2018 and the impact of changes in foreign currency exchange rates related to various intercompany loans and accounts for the period. As of July 1, 2018, we changed our assertion regarding the planned settlement of a certain intercompany loan. We evaluated our investment strategy in light of our global treasury plans and the new Tax Act and have determined there is no need to settle the principal related to the loan. Therefore, beginning on July 1, 2018, the foreign currency transaction gains and losses resulting from the remeasurement of this long-term intercompany loan denominated in a currency other than the subsidiary's functional currency are recognized as a component of accumulated other comprehensive income (loss) and not included in other income (expense), net.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Income tax expense (benefit)	$565	0.3%	$(8,357)	(4.2)%	$8,922
Effective tax rate	15.2%		12.2%		3.0%
Our income tax expense for the three months ended March 31, 2019 increased by $8.9 million as compared to the three months ended March 31, 2018 primarily as a result of an increase in the income before income taxes for the period. The effective tax rate increased to 15.2% for the period generally as a result of a decrease in foreign tax benefit partially offset by excess tax benefit from stock-based compensation in the three months ended March 31, 2019. For additional discussion about our income taxes, see Note 7. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
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

	Three Months Ended March 31,
	2019	2018
	ASC 606	ASC 605

	(in thousands)
Revenue:
GAAP subscription revenue	$71,565	$63,053
Impact of purchase accounting	—	634
Non-GAAP subscription revenue	71,565	63,687
GAAP maintenance revenue	106,292	97,000
Impact of purchase accounting	—	813
Non-GAAP maintenance revenue	106,292	97,813
GAAP total recurring revenue	177,857	160,053
Impact of purchase accounting	—	1,447
Non-GAAP total recurring revenue	177,857	161,500
GAAP license revenue	37,935	36,860
Impact of purchase accounting	—	—
Non-GAAP license revenue	37,935	36,860
Total GAAP revenue	$215,792	$196,913
Impact of purchase accounting	$—	$1,447
Total non-GAAP revenue	$215,792	$198,360

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

•
Restructuring Charges and Other. We provide non-GAAP information that excludes restructuring charges such as severance and the estimated costs of exiting and terminating facility lease commitments, as they relate to our corporate restructuring and exit activities and charges related to the separation of employment with executives of the Company. These charges are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Three Months Ended March 31,
	2019	2018

	(in thousands, except margin data)
GAAP operating income	$29,795	$21,958
Impact of purchase accounting	—	1,447
Stock-based compensation expense	7,718	41
Amortization of acquired technologies	43,817	44,319
Amortization of acquired intangibles	16,502	17,128
Acquisition and Sponsor related costs	2,258	5,188
Restructuring costs and other	524	394
Non-GAAP operating income	$100,614	$90,475
GAAP operating margin	13.8%	11.2%
Non-GAAP operating margin	46.6%	45.6%

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

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Net income (loss)	$3,145	$(59,910)
Amortization and depreciation	64,463	65,215
Income tax expense (benefit)	565	(8,357)
Interest expense, net	27,382	42,089
Impact of purchase accounting on total revenue	—	1,447
Unrealized foreign currency gains(1)	(1,308)	(12,586)
Acquisition and Sponsor related costs	2,258	5,188
Debt related costs(2)	101	61,589
Stock-based compensation expense	7,718	41
Restructuring costs and other	524	394
Adjusted EBITDA	$104,848	$95,110
Adjusted EBITDA margin	48.6%	47.9%
________________

(1)	Unrealized foreign currency gains primarily relate to the remeasurement of our intercompany loans and to a lesser extent, unrealized foreign currency gains on selected assets and liabilities.

(2)
Debt related costs include fees related to our credit agreements, debt refinancing costs and the related write-off of debt issuance costs. See Note 4. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Liquidity and Capital Resources
Cash and cash equivalents were $434.5 million as of March 31, 2019. Our international subsidiaries held approximately $106.4 million of cash and cash equivalents, of which 77.2% were held in Euros. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution. Effective January 1, 2018, we began recognizing the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner. For this reason, we have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain foreign earnings or for outside basis differences in our subsidiaries.
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
On April 30, 2019, we acquired SAManage Ltd., or Samanage, an IT service desk solution company, for approximately $350.0 million, or approximately $329.0 million, net of cash acquired. We funded the transaction with cash on hand and $35.0 million of borrowings under our Revolving Credit Facility.
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
Indebtedness
As of March 31, 2019, our total indebtedness was $2.0 billion, with up to $125.0 million of available borrowings under our revolving credit facility. See Note 4. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt. In addition, see Note 9. Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding the $35.0 million of borrowings made under our Revolving Credit Facility in connection with the acquisition of Samanage in April 2019.
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

Summary of Cash Flows
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$63,363	$35,354
Net cash used in investing activities	(5,575)	(6,034)
Net cash used in financing activities	(4,947)	(85,255)
Effect of exchange rate changes on cash and cash equivalents	(996)	1,738
Net increase (decrease) in cash and cash equivalents	51,845	(54,197)
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, the increase in cash provided by operating activities was primarily due to the net effect of non-cash items of $61.7 million and our net income of $3.1 million. The changes in our operating assets and liabilities were primarily due to the timing of sales and cash payments and receipts. Other adjustments in the three months ended March 31, 2018 include losses on extinguishment of debt of $60.6 million and a reduction in accrued interest payable of $10.6 million related to our March 2018 debt refinancing.

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
Net cash used in investing activities decreased in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to a decrease in cash used for acquisitions and cash proceeds related to the sale of a cost-method investment, offset by an increase in purchases of property and equipment and intangible assets.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, fees related to refinancing our long-term debt, offering costs and proceeds from the issuance of shares of common stock through equity incentive plans.

Net cash used in financing activities decreased in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to deemed gross repayments and borrowings made in connection with the refinancing of our debt agreements in March 2018. Net cash used in financing activities for three months ended March 31, 2019 includes $5.0 million in quarterly principal payments due under our First Lien Credit Agreement. Net cash used in financing activities for three months ended March 31, 2018 includes debt issuance costs and a redemption premium paid in connection with the redemption and exchange of our second lien floating rate notes in March 2018.
Contractual Obligations and Commitments
As of March 31, 2019, there have been no material changes in our contractual obligations and commitments as of December 31, 2018 that were disclosed in our Annual Report on Form 10-K.
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
A full description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of the change in our revenue recognition and other related policies upon the adoption of the new revenue standard described below, there have been no material changes to our critical accounting policies and estimates since that time.
Revenue Recognition
We generate revenue from fees received for subscriptions, the sale of maintenance services associated with our perpetual license products and the sale of perpetual license products. We recognize revenue related to contracts from customers when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is determined by following a five-step process which includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price and (5) recognizing revenue when or as we satisfy a performance obligation.

We identify performance obligations in a contract based on the goods and services that will be transferred to the customer that are identifiable from other promises in the contract, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Our performance obligations primarily include perpetual and time-based licenses, maintenance support including unspecified upgrades or enhancements to new versions of their software products and subscriptions to our hosted SaaS offerings.
We allocate the transaction price of the contract to each distinct performance obligation based on a relative standalone selling price basis. Determining standalone selling prices for our performance obligations requires judgment and are based on multiple factors including, but not limited to historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels. For our subscription products and maintenance services, our standalone selling prices are generally observable using standalone sales or renewals. For our perpetual and time-based license products, we estimate our standalone selling prices utilizing the residual approach by considering our pricing and discounting practices. We review the standalone selling price for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.
Customers with maintenance agreements are entitled to receive technical support and unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis for the specified contract period. We believe that our technical support and unspecified upgrades or enhancements performance obligations each have the same pattern of transfer to the customer and are therefore accounted for as a single distinct performance obligation.
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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $434.5 million and $382.6 million at March 31, 2019 and December 31, 2018, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. We hold cash, cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at March 31, 2019.
We had total indebtedness with an outstanding principal balance of $2.0 billion at March 31, 2019 and December 31, 2018. Borrowings outstanding under our various credit agreements bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 1% floor. As of March 31, 2019 and December 31, 2018, the annual weighted-average rate on borrowings was 5.25% and 5.27%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.7 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2018 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $2.0 billion U.S. dollar term loans as of March 31, 2019, not subject to market pricing.

See Note 4. Debt and Note 9. Subsequent Events in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of March 31, 2019 and December 31, 2018, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three months ended March 31, 2019 and 2018.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
January 1-31, 2019	—	$—	—	$—
February 1-28, 2019	20,000	0.39	—	—
March 1-31, 2019	—	—	—	—
Total	20,000		—
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

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SOLARWINDS CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	May 10, 2019	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)