Form 10-Q
period 2019-06-30
SolarWinds Corp
filed 2019-08-12
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On August 8, 2019, 310,144,732 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS CORPORATION

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 and 2018	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2019 and 2018	6
	Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended June 30, 2019	7
	Condensed Consolidated Statements of Redeemable Convertible Class A Common Stock and Stockholders' Deficit for the three and six month periods ended June 30, 2018	8
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018	9
	Notes to the Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures of Market Risk	37
Item 4.	Controls and Procedures	39
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	40
	Signatures	41
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$155,290	$382,620
Accounts receivable, net of allowances of $3,404 and $3,196 as of June 30, 2019 and December 31, 2018, respectively	96,293	100,528
Income tax receivable	732	893
Prepaid and other current assets	27,756	16,267
Total current assets	280,071	500,308
Property and equipment, net	37,921	35,864
Deferred taxes	6,854	6,873
Goodwill	3,990,044	3,683,961
Intangible assets, net	873,144	956,261
Other assets, net	19,328	11,382
Total assets	$5,207,362	$5,194,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,492	$9,742
Accrued liabilities and other	49,022	52,055
Accrued interest payable	846	290
Income taxes payable	9,436	15,682
Current portion of deferred revenue	289,203	270,433
Current debt obligation	19,900	19,900
Total current liabilities	379,899	368,102
Long-term liabilities:
Deferred revenue, net of current portion	29,323	25,699
Non-current deferred taxes	128,815	147,144
Other long-term liabilities	136,996	133,532
Long-term debt, net of current portion	1,898,713	1,904,072
Total liabilities	2,573,746	2,578,549
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 306,747,844 and 304,942,415 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	307	305
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	3,027,849	3,011,080
Accumulated other comprehensive income	10,495	17,043
Accumulated deficit	(405,035)	(412,328)
Total stockholders’ equity	2,633,616	2,616,100
Total liabilities and stockholders’ equity	$5,207,362	$5,194,649
The accompanying notes are an integral part of these financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Subscription	$78,780	$65,238	$150,345	$128,291
Maintenance	110,793	98,767	217,085	195,767
Total recurring revenue	189,573	164,005	367,430	324,058
License	39,175	37,713	77,110	74,573
Total revenue	228,748	201,718	444,540	398,631
Cost of revenue:
Cost of recurring revenue	19,386	17,708	37,545	34,595
Amortization of acquired technologies	43,972	43,967	87,789	88,286
Total cost of revenue	63,358	61,675	125,334	122,881
Gross profit	165,390	140,043	319,206	275,750
Operating expenses:
Sales and marketing	64,813	56,414	125,408	109,096
Research and development	27,705	23,773	52,893	48,526
General and administrative	25,241	21,066	46,977	40,252
Amortization of acquired intangibles	17,301	16,653	33,803	33,781
Total operating expenses	135,060	117,906	259,081	231,655
Operating income	30,330	22,137	60,125	44,095
Other income (expense):
Interest expense, net	(28,177)	(34,387)	(55,559)	(76,476)
Other income (expense), net	(1,078)	(26,327)	219	(74,463)
Total other income (expense)	(29,255)	(60,714)	(55,340)	(150,939)
Income (loss) before income taxes	1,075	(38,577)	4,785	(106,844)
Income tax expense (benefit)	3,194	(11,562)	3,759	(19,919)
Net income (loss)	$(2,119)	$(27,015)	$1,026	$(86,925)
Net income (loss) available to common stockholders	$(2,119)	$(99,193)	$1,014	$(228,938)
Net income (loss) available to common stockholders per share:
Basic earnings (loss) per share	$(0.01)	$(0.97)	$—	$(2.25)
Diluted earnings (loss) per share	$(0.01)	$(0.97)	$—	$(2.25)
Weighted-average shares used to compute net income (loss) available to commons stockholders per share:
Shares used in computation of basic earnings (loss) per share	306,587	102,018	306,122	101,832
Shares used in computation of diluted earnings (loss) per share	306,587	102,018	310,353	101,832

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(2,119)	$(27,015)	$1,026	$(86,925)
Other comprehensive income (loss):
Foreign currency translation adjustment	21,160	(58,922)	(6,548)	(25,569)
Other comprehensive income (loss)	21,160	(58,922)	(6,548)	(25,569)
Comprehensive income (loss)	$19,041	$(85,937)	$(5,522)	$(112,494)
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(unaudited)

	Three months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	306,405	$306	$3,019,652	$(10,665)	$(402,916)	$2,606,377
Foreign currency translation adjustment	—	—	—	21,160	—	21,160
Net loss	—	—	—	—	(2,119)	(2,119)
Comprehensive income						19,041
Exercise of stock options	239	—	221	—	—	221
Restricted stock units issued, net of shares withheld for taxes	18	—	(101)	—	—	(101)
Issuance of stock	86	1	38	—	—	39
Equity awards assumed in acquisition	—	—	595	—	—	595
Stock-based compensation	—	—	7,444	—	—	7,444
Balance at June 30, 2019	306,748	$307	$3,027,849	$10,495	$(405,035)	$2,633,616

	Six months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	304,942	$305	$3,011,080	$17,043	$(412,328)	$2,616,100
Foreign currency translation adjustment	—	—	—	(6,548)	—	(6,548)
Net income	—	—	—	—	1,026	1,026
Comprehensive loss						(5,522)
Exercise of stock options	286	—	257	—	—	257
Restricted stock units issued, net of shares withheld for taxes	18	—	(101)	—	—	(101)
Issuance of stock	1,502	2	786	—	—	788
Equity awards assumed in acquisition	—	—	595	—	—	595
Stock-based compensation	—	—	15,232	—	—	15,232
Cumulative effect adjustment of adoption of revenue recognition accounting standard	—	—	—	—	6,267	6,267
Balance at June 30, 2019	306,748	$307	$3,027,849	$10,495	$(405,035)	$2,633,616

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Redeemable Convertible Class A Common Stock and
Stockholders' Deficit
(In thousands)
(unaudited)

	Three months ended June 30, 2018

	Redeemable Convertible Class A Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	2,661	$3,216,722	101,986	$102	$—	$108,647	$(934,533)	$(825,784)
Foreign currency translation adjustment	—	—	—	—	—	(58,922)		(58,922)
Net loss	—	—	—	—	—	—	(27,015)	(27,015)
Comprehensive loss								(85,937)
Issuance of stock	—	—	75	—	27	—	—	27
Accumulating dividends	—	72,178	—	—	(158)	—	(72,020)	(72,178)
Stock-based compensation	—	—	—	—	131	—	—	131
Balance at June 30, 2018	2,661	$3,288,900	102,061	$102	$—	$49,725	$(1,033,568)	$(983,741)

	Six months ended June 30, 2018

	Redeemable Convertible Class A Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	2,661	$3,146,887	100,734	$101	$—	$75,294	$(805,156)	$(729,761)
Foreign currency translation adjustment	—	—	—	—	—	(25,569)	—	(25,569)
Net loss	—	—	—	—	—	—	(86,925)	(86,925)
Comprehensive loss								(112,494)
Exercise of stock options	—	—	2	—	—	—	—	—
Issuance of stock	—	—	1,337	1	378	—	—	379
Repurchase of stock	—	—	(12)	—	(24)	—	—	(24)
Accumulating dividends	—	142,013	—	—	(526)	—	(141,487)	(142,013)
Stock-based compensation	—	—	—	—	172	—	—	172
Balance at June 30, 2018	2,661	$3,288,900	102,061	$102	$—	$49,725	$(1,033,568)	$(983,741)

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$1,026	$(86,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	130,040	129,614
Provision for doubtful accounts	951	1,165
Stock-based compensation expense	15,085	172
Amortization of debt issuance costs	4,591	6,708
Loss on extinguishment of debt	—	60,590
Deferred taxes	(20,352)	(13,076)
(Gain) loss on foreign currency exchange rates	(100)	12,545
Other non-cash expenses (benefits)	(414)	1,332
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	7,289	158
Income taxes receivable	149	(409)
Prepaid and other assets	(6,172)	(1,107)
Accounts payable	1,442	920
Accrued liabilities and other	(5,009)	3,974
Accrued interest payable	556	(10,906)
Income taxes payable	(4,385)	(15,764)
Deferred revenue	16,735	16,004
Other long-term liabilities	220	2,130
Net cash provided by operating activities	141,652	107,125
Cash flows from investing activities
Purchases of property and equipment	(8,774)	(9,256)
Purchases of intangible assets	(2,480)	(1,301)
Acquisitions, net of cash acquired	(349,504)	(12,990)
Proceeds from sale of cost method investment and other	1,662	10,715
Net cash used in investing activities	(359,096)	(12,832)
Cash flows from financing activities
Proceeds from issuance of common stock and incentive restricted stock	—	1,723
Repurchase of common stock and incentive restricted stock	(141)	(52)
Exercise of stock options	257	1
Premium paid on debt extinguishment	—	(22,725)
Proceeds from credit agreement	35,000	626,950
Repayments of borrowings from credit agreement	(44,950)	(689,950)
Payment of debt issuance costs	—	(5,561)
Payment for offering costs	—	(1,009)
Net cash used in financing activities	(9,834)	(90,623)
Effect of exchange rate changes on cash and cash equivalents	(52)	(3,308)
Net increase (decrease) in cash and cash equivalents	(227,330)	362
Cash and cash equivalents
Beginning of period	382,620	277,716
End of period	$155,290	$278,078

Supplemental disclosure of cash flow information
Cash paid for interest	$51,749	$81,161
Cash paid for income taxes	$26,467	$7,857
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
With the exception of the changes in our revenue recognition and other related policies upon the adoption of new revenue accounting standard described below, there have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018. See Recently Adopted Accounting Pronouncements below regarding the impact of the adoption of the new revenue accounting standard and Revenue Recognition for discussion of our updated revenue recognition policies.
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
Recently Adopted Accounting Pronouncements
On January 1, 2019 we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) No. 2014-09 “Revenue from Contracts with Customers,” or ASC 606, which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,” including prescriptive industry-specific guidance, or ASC 605. This standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 using the modified-retrospective method. Results for reporting periods beginning after January 1, 2019 are presented in compliance with the new revenue recognition standard ASC 606. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three and six month periods ended June 30, 2019. This includes the presentation of financial results for the three and six month periods ended June 30, 2019 under ASC 605 for comparison to the prior year period.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The most significantly impacted areas are the following:

•
License and Recurring Revenue. The adoption of the new standard resulted in changes to the classification and timing of our revenue recognition. Under the new guidance, the requirement to establish VSOE to recognize license revenue separately from the other elements is eliminated. This change impacted the allocation of the transaction price and timing of our revenue recognition between deliverables, or performance obligations, within an arrangement. In addition, we now recognize time-based license revenue upon the transfer of the license and the associated maintenance revenue over the contract period under the new standard instead of recognizing both the license and maintenance revenue ratably over the contract period. The overall adoption impact to total revenue is immaterial, though we have experienced some changes to the timing and classification between license and recurring revenue. Additionally, some historical deferred revenue, primarily from arrangements involving time-based licenses, will never be recognized as revenue and instead has been recorded as a cumulative effect adjustment within accumulated deficit.

•
Contract Acquisition Costs. We expensed all sales commissions as incurred under the previous guidance. The new guidance requires the deferral and amortization of certain direct and incremental costs incurred to obtain a contract. This guidance requires us to capitalize and amortize certain sales commission costs over the remaining contractual term or over an expected period of benefit, which we have determined to be approximately four to six years.

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

The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2019 for the adoption of ASC 606 to all contracts with customers that were not completed as of December 31, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date as follows:

	December 31, 2018		January 1, 2019
	As reported	Adjustments	As adjusted

	(in thousands)
Assets:
Prepaid and other current assets(1)	$16,267	$1,300	$17,567
Other assets, net(1)	11,382	3,857	15,239
Total assets(1)	5,194,649	5,157	5,199,806

Liabilities:
Current portion of deferred revenue(2)	270,433	(2,338)	268,095
Deferred revenue, net of current portion(2)	25,699	(434)	25,265
Non-current deferred taxes	147,144	1,662	148,806
Total liabilities	2,578,549	(1,110)	2,577,439

Stockholders' equity (deficit):
Accumulated deficit	(412,328)	6,267	(406,061)

_______

(1)
Adjustment represents the impact of the adoption of ASC 606 on deferred contract acquisition costs related to the capitalization of certain sales commissions. See Deferred Commissions below for further discussion.

(2)	Adjustment represents the impact of the adoption of ASC 606 on our deferred revenue balances. See Deferred Revenue below for further discussion.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The impact of adoption of ASC 606 on our condensed consolidated statement of operations and condensed consolidated balance sheet was as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As reported ASC 606	ASC 606 impact	Without adoption of ASC 606 (ASC 605)	As reported ASC 606	ASC 606 impact	Without adoption of ASC 606 (ASC 605)

	(in thousands)
Revenue:
Subscription	$78,780	$230	$79,010	$150,345	$354	$150,699
Maintenance	110,793	244	111,037	217,085	479	217,564
Total recurring revenue	189,573	474	190,047	367,430	833	368,263
License	39,175	(472)	38,703	77,110	(664)	76,446
Total revenue	$228,748	$2	$228,750	$444,540	$169	$444,709
Gross profit	165,390	2	165,392	319,206	169	319,375
Total operating expenses	135,060	1,191	136,251	259,081	2,591	261,672
Operating income (loss)	30,330	(1,189)	29,141	60,125	(2,422)	57,703
Net income (loss)	$(2,119)	$(1,189)	$(3,308)	$1,026	$(2,422)	$(1,396)

	June 30, 2019
	As reported ASC 606	ASC 606 impact	Without adoption of ASC 606 (ASC 605)

	(in thousands)
Assets:
Prepaid and other current assets	$27,756	$(2,076)	$25,680
Other assets, net	19,328	(5,859)	13,469
Total assets	5,207,362	(7,935)	5,199,427

Liabilities:
Current portion of deferred revenue	289,203	2,177	291,380
Deferred revenue, net of current portion	29,323	445	29,768
Non-current deferred taxes	128,815	(1,662)	127,153
Total liabilities	2,573,746	960	2,574,706

Stockholders' equity (deficit):
Accumulated deficit	(405,035)	(8,895)	(413,930)

Recent Accounting Pronouncements Not Yet Adopted
Under the Jumpstart our Business Startups Act, or the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to non-public companies. As a result of the market value of our common stock held by non-affiliates on June 30, 2019, we will no longer qualify as an emerging growth company as of December 31, 2019 and can no longer take advantage of the extended transition period for adopting new or revised accounting standards. Accordingly, we have revised our planned adoption dates below from the non-public company effective dates to the public company effective dates.
In February 2016, FASB issued an accounting standard to provide updated guidance requiring the recognition of all lease assets and liabilities on the balance sheet. The accounting standard required the use of a modified retrospective transition method.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

In July 2018, FASB issued additional guidance that provides entities with an optional transition method in which an entity can apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance retained earnings in the period of adoption. The updated accounting guidance is effective for public companies for interim and fiscal periods beginning after December 15, 2018. Early adoption is permitted and the standard provides for certain practical expedients. As we will lose our emerging growth company status as of December 31, 2019, we will retroactively adopt the updated guidance as of January 1, 2019 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The adoption of the new standard will result in leases currently designated as operating leases being reported on our consolidated balance sheet at their net present value, which will increase total assets and total liabilities. Our total undiscounted lease payments under non-cancellable operating leases was approximately $124.0 million as of December 31, 2018. The standard is not expected to have a material impact to our consolidated statement of operations or consolidated statement of cash flows. We will update our disclosures as we progress towards the required adoption date.
In January 2017, FASB issued an accounting standard to simplify the accounting for goodwill impairment. The new guidance removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2019 and may be adopted early for any interim or annual goodwill impairment tests performed after January 1, 2017. We expect to adopt the updated guidance in fiscal year 2020. We do not believe that this standard will have a material impact on our consolidated financial statements.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2018	$17,043	$17,043
Other comprehensive gain (loss) before reclassification	(6,548)	(6,548)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(6,548)	(6,548)
Balance at June 30, 2019	$10,495	$10,495

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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Revenue. Recurring revenue consists of subscription and maintenance revenue.

•
Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings and our time-based license arrangements. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis. Subscription revenue for our SaaS offerings is generally recognized ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. Revenue for the license performance obligation of our time-based license arrangements is recognized at a point in time upon delivery of the license key and the revenue for the technical support performance obligation of our time-based license arrangements is recognized ratably over the contract period. The amount of revenue related to the license performance obligations of our time-based license arrangements included in subscription revenue is less than 10% of our total consolidated revenue. Our subscription revenue includes our cloud application management, MSP and IT service management, or ITSM, products.

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
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2018	$296,132
Adoption of ASC 606	(2,772)
Deferred revenue recognized	(213,418)
Additional amounts deferred	229,837
Deferred revenue acquired in business combinations	8,747
Balance at June 30, 2019	$318,526

We expect to recognize revenue related to these remaining performance obligations as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$318,526	$289,203	$28,526	$797

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Commissions
Deferred commissions, which consist of direct and incremental sales commissions and related fringe benefits, are capitalized using the portfolio approach if we expect to benefit from those costs for more than one year. Deferred commissions are allocated to each performance obligation within the contract and amortized on a straight-line basis over the expected benefit period of the related performance obligations. We expense commissions as incurred when the expected amortization period is one year or less. Deferred commissions allocated to new maintenance arrangements and certain SaaS offerings are amortized over an average expected benefit period of approximately four to six years which was determined based on the expected life of our technology. Deferred commissions allocated to perpetual licenses, maintenance renewal arrangements and MSP offerings are expensed as incurred. Deferred commissions are classified as current or non-current assets based on the timing the expense will be recognized. The current and non-current portions of our deferred commissions are included in prepaid and other current assets and other assets, net respectively, in our condensed consolidated balance sheets. The amortization of our deferred commissions is included in sales and marketing expense in our condensed consolidated statement of operations.
Details of our deferred commissions balance was as follows:

Deferred Commissions

(in thousands)
Balance at December 31, 2018	$—
Adoption of ASC 606	5,157
Commissions capitalized	3,823
Amortization recognized	(1,045)
Balance at June 30, 2019	$7,935

Classified as:
Current	$2,076
Non-current	5,859
Total deferred commissions	$7,935

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Amortization of acquired license technologies	$35,741	$36,305	$71,578	$72,913
Amortization of acquired subscription technologies	8,231	7,662	16,211	15,373
Total amortization of acquired technologies	$43,972	$43,967	$87,789	$88,286

3. Acquisition
On April 30, 2019, we acquired SAManage Ltd., or Samanage, an IT service desk solution company, for approximately $342.1 million, including $341.5 million paid in cash and $0.6 million in fair value of replacement equity awards attributable to pre-acquisition service. By acquiring Samanage, we entered the ITSM market and based on the acquired technology introduced the SaaS-based service desk solution, SolarWinds Service Desk, into our product portfolio. We funded the transaction with cash on hand and $35.0 million of borrowings under our Revolving Credit Facility. We incurred $1.9 million in acquisition related costs, which are included in general and administrative expense for the six months ended June 30, 2019. Goodwill for this acquisition is not deductible for tax purposes.
The initial determination of the fair value of the assets acquired and liabilities assumed is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period will

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

be recorded as an adjustment to goodwill. We may have additional measurement period adjustments as we finalize the fair value of certain assets acquired and liabilities assumed, including the identifiable intangible assets.
The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

Total Fair Value
(in thousands)
Current assets, including cash acquired of $6.2 million	$18,927
Property and equipment and other assets	550
Identifiable intangible assets	35,900
Goodwill	299,920
Current liabilities	(2,234)
Other long-term liabilities	(2,288)
Deferred revenue	(8,713)
Total consideration	$342,062

The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life:

	Fair Value	Weighted-average useful life
	(in thousands)	(in years)
Developed product technologies	$17,500	5
Customer relationships	18,400	4
Total identifiable intangible assets	$35,900

We estimate the amounts of revenue and net loss related to the Samanage acquisition included in our condensed consolidated financial statements from the effective date of the acquisition are insignificant for the six months ended June 30, 2019. Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income (loss) and net income (loss) per share is not material. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described above in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the six months ended June 30, 2019:

(in thousands)
Balance at December 31, 2018	$3,683,961
Acquisitions	311,101
Foreign currency translation and other adjustments	(5,018)
Balance at June 30, 2019	$3,990,044

The goodwill from acquisitions resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, we expect the acquisitions will attract new customers for our entire line of products.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value Measurements
As of June 30, 2019, we had no financial assets that were measured at fair value on a recurring basis. The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of December 31, 2018. There have been no transfers between fair value measurement levels during the six months ended June 30, 2019.

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$117,100	$—	$—	$117,100

As of June 30, 2019 and December 31, 2018, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 6. Debt for additional information regarding our debt.
6. Debt
The following table summarizes information relating to our debt:

	June 30,		December 31,
	2019		2018
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,960,150	5.15%	1,970,100	5.27%
Total principal amount	1,960,150		1,970,100
Unamortized discount and debt issuance costs	(41,537)		(46,128)
Total debt	1,918,613		1,923,972
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,898,713		$1,904,072

Senior Secured First Lien Credit Facilities
The First Lien Credit Agreement provides for senior secured first lien credit facilities, consisting of the following as of June 30, 2019:

•	a $1.99 billion First Lien Term Loan with a final maturity date of February 5, 2024; and

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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of June 30, 2019, we were in compliance with all covenants of the First Lien Credit Agreement.
In April 2019, we borrowed $35.0 million under our Revolving Credit Facility to partially fund the acquisition of Samanage. The outstanding borrowings were repaid in full during the three months ended June 30, 2019.
7. Redeemable Convertible Class A Common Stock
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net income (loss)	$(2,119)	$(27,015)	$1,026	$(86,925)
Accretion of dividends on Class A common stock	—	(72,178)	—	(142,013)
Earnings allocated to unvested restricted stock	—	—	(12)	—
Net income (loss) available to common stockholders	$(2,119)	$(99,193)	$1,014	$(228,938)
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	306,587	102,018	306,122	101,832

Diluted earnings (loss) per share
Numerator:
Net income (loss) available to common stockholders	$(2,119)	$(99,193)	$1,014	$(228,938)
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	306,587	102,018	306,122	101,832
Add incentive stock awards	—	—	4,231	—
Weighted-average shares used in computing diluted earnings (loss) per share	306,587	102,018	310,353	101,832

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted earnings (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Stock options to purchase common stock	2,420	2,647	341	2,343
Performance-based stock options to purchase common stock	299	424	128	295
Non-vested restricted stock incentive awards	2,269	3,392	2,587	3,192
Performance-based non-vested restricted stock incentive awards	916	1,755	1,098	1,784
Restricted stock units	6,719	—	4,672	—
Performance stock units	885	—	921	—
Employee stock purchase plan	61	—	30	—
Total anti-dilutive shares	13,569	8,218	9,777	7,614

Prior to the conversion at the IPO, Class A Common Stock was not included in the basic or diluted earnings (loss) per share calculations as it was contingently convertible upon a future event. See Note 7. Redeemable Convertible Class A Common Stock for additional details of the conversion of the Class A Common Stock. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and purchases under our employee stock purchase plan.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Income Taxes
For the three months ended June 30, 2019 and 2018, we recorded income tax expense of $3.2 million and income tax benefit of $11.6 million, respectively, resulting in an effective tax rate of 297.1% and 30.0%, respectively. For the six months ended June 30, 2019 and 2018, we recorded income tax expense of $3.8 million and income tax benefit of $19.9 million, respectively, resulting in an effective tax rate of 78.6% and 18.6%, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2019 compared to the same period in 2018 was primarily due to the impact of having a full valuation allowance against the deferred tax assets related to the current period losses from the recent Samanage acquisition.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2019, we had accrued interest and penalties related to unrecognized tax benefits of approximately $4.6 million.
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
On July 27, 2015 in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation in an intercompany cost sharing arrangement. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. On July 22, 2019, Altera Corp. filed a petition for a rehearing before the full Ninth Circuit. As of June 30, 2019, we have not recorded any benefit or expense. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
10. Commitments and Contingencies
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
Second Quarter Financial Highlights
Our approach, which we call the “SolarWinds Model,” is based on our commitment to building a business that is focused on growth and profitability. Below are our key financial highlights for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Revenue
Our total revenue was $228.7 million and $201.7 million for the three months ended June 30, 2019 and 2018, respectively. Our non-GAAP total revenue, which excludes the impact of purchase accounting, was $230.6 million and $202.8 million for the three months ended June 30, 2019 and 2018, respectively. Recurring revenue, which consists of subscription and maintenance revenue, represented approximately 83% of our total revenue for the three months ended June 30, 2019 compared to 81% for the three months ended June 30, 2018. We have increased our recurring revenue as a result of the growth in our subscription sales and the continued growth of our maintenance revenue.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net loss for the three months ended June 30, 2019 was $2.1 million compared to a net loss of $27.0 million for the three months ended June 30, 2018. Our Adjusted EBITDA was $110.9 million and $94.1 million for the three months ended June 30, 2019 and 2018, respectively.
Cash Flow
We are building our business to generate strong cash flow over the long term. For the three months ended June 30, 2019 and 2018, cash flows from operations were $78.3 million and $71.8 million, respectively. During those periods, our cash flows from operations were reduced by cash payments for interest on our long-term debt of $26.3 million and $32.4 million, respectively.

Acquisition
On April 30, 2019, we acquired SAManage Ltd., or Samanage, an IT service desk solution company, for approximately $342.1 million. By acquiring Samanage, we entered the IT service management, or ITSM, market and based on the acquired technology introduced the SaaS-based service desk solution, SolarWinds Service Desk, into our product portfolio. See Note 3. Acquisition in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional discussion of the acquisition.
Follow-On Offering by Selling Stockholders
In May 2019, we completed a follow-on offering for 15,000,000 shares of our common stock sold by certain selling stockholders at an offering price of $18.00 per share. The selling stockholders received all of the proceeds from the offering. We continue to be a controlled company within the meaning of the NYSE corporate governance standards.
Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.

•	Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.

▪
Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings, and to a lesser extent, our time-based license arrangements. Subscriptions revenue includes sales of our cloud application management, MSP and ITSM products. We generally recognize revenue ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. Our revenue from MSP products increases with the addition of end customers served by our MSP customers, the proliferation of devices managed by those MSPs and the expansion of products used by those MSPs to manage end customers’ IT infrastructures.

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

Cost of Revenue

•
Cost of Recurring Revenue. Cost of recurring revenue consists of technical support personnel costs, royalty fees, public cloud infrastructure and hosting fees and an allocation of overhead costs for our subscription revenue and maintenance services. Allocated costs consist of certain facilities, depreciation, benefits and IT costs allocated based on headcount.

•	Amortization of Acquired Technologies. We amortize to cost of revenue the capitalized costs of technologies acquired in connection with the Take Private and our other acquisitions.
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation, contractor fees and an allocation of overhead costs based on headcount. The total number of employees as of June 30, 2019 was 3,025, as compared to 2,540 as of June 30, 2018. In connection with our IPO in October 2018, we granted equity awards to our employees and directors consisting of restricted stock units and performance stock units resulting in an increase in stock-based compensation expense in the periods subsequent to the IPO.

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

Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Subscription	$78,780	34.4%	$65,238	32.3%	$13,542
Maintenance	110,793	48.4	98,767	49.0	12,026
Total recurring revenue	189,573	82.9	164,005	81.3	25,568
License	39,175	17.1	37,713	18.7	1,462
Total revenue	$228,748	100.0%	$201,718	100.0%	$27,030
In the first quarter of 2019, we adopted FASB Accounting Standards Codification (“ASC”) No. 2014-09 “Revenue from Contracts with Customers,” or ASC 606, which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,” including prescriptive industry-specific guidance, or ASC 605. We adopted ASC 606 using the modified-retrospective method therefore, results for the second quarter of 2019 are presented in compliance with ASC 606 and historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under ASC 605. The impact of the adoption of ASC 606 on our total revenue for the three months ended June 30, 2019 was insignificant. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of implementation impact of ASC 606 including the presentation of financial results for the three month period ended June 30, 2019 under ASC 605 for comparison to the prior year period.
Total revenue increased $27.0 million, or 13.4%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Revenue from North America was approximately 65% of total revenue for both the three months ended June 30, 2019 and 2018. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $13.5 million, or 20.8%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to sales of additional MSP and cloud management products. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. Our subscription revenue increased as a percentage of our total revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Subscription revenue for the three months ended June 30, 2019 would have been approximately $0.2 million higher under ASC 605. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full discussion of the impact of ASC 606 on our revenue for the three months ended June 30, 2019.
Our net retention rate for our subscription products was approximately 105% for the trailing twelve-month period ended June 30, 2019 and was driven primarily by strong customer retention in our MSP products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $12.0 million, or 12.2%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Of this change, $11.2 million was attributable to a growing maintenance renewal customer base from sales of our perpetual license products and strong maintenance renewal rates, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. The remaining $0.8 million increase was attributable to the purchase accounting adjustment to deferred revenue in the three months ended June 30, 2018 which reduced revenue for the period. Maintenance revenue for the three months ended June 30, 2019 would have been approximately $0.2 million higher under ASC 605. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full discussion of the impact of ASC 606 on our revenue for the three months ended June 30, 2019.

Our maintenance renewal rate was approximately 96% for the trailing twelve-month period ended June 30, 2019. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue increased $1.5 million, or 3.9%, due to increased sales of our licensed products in each of our North American and international locations, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. License revenue for the three months ended June 30, 2019 would have been approximately $0.5 million lower under ASC 605. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full discussion of the impact of ASC 606 on our revenue for the three months ended June 30, 2019.
Cost of Revenue

	Three Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Cost of recurring revenue	$19,386	8.5%	$17,708	8.8%	$1,678
Amortization of acquired technologies	43,972	19.2	43,967	21.8	5
Total cost of revenue	$63,358	27.7%	$61,675	30.6%	$1,683
Total cost of revenue increased in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increases in personnel costs to support new customers and additional product offerings of $1.4 million, which includes a $0.4 million increase in stock-based compensation expense, and depreciation and other amortization of $0.4 million. Amortization of acquired technologies includes $41.0 million and $41.5 million of amortization related to the Take Private for the three months ended June 30, 2019 and 2018, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Operating Expenses

	Three Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Sales and marketing	$64,813	28.3%	$56,414	28.0%	$8,399
Research and development	27,705	12.1	23,773	11.8	3,932
General and administrative	25,241	11.0	21,066	10.4	4,175
Amortization of acquired intangibles	17,301	7.6	16,653	8.3	648
Total operating expenses	$135,060	59.0%	$117,906	58.5%	$17,154
Sales and Marketing. Sales and marketing expenses increased $8.4 million, or 14.9%, primarily due to increases in personnel costs of $6.6 million, which includes an increase of $2.3 million in stock-based compensation expense, and marketing program costs of $1.2 million. We increased our sales and marketing employee headcount to support the sales of additional products and growth in the business and through the acquisition of Samanage. Sales and marketing expense for the three months ended June 30, 2019 would have been approximately $1.2 million higher under ASC 605 due to the impact of the capitalization and amortization of commission expense under ASC 606. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the impact of the adoption of ASC 606.

Research and Development. Research and development expenses increased $3.9 million, or 16.5%, primarily due to an increase in personnel costs of $4.0 million, which includes an increase in stock-based compensation expense of $2.0 million. We increased our worldwide research and development employee headcount to expedite delivery of product enhancements and new product offerings to our customers and through the acquisition of Samanage.
General and Administrative. General and administrative expenses increased $4.2 million, or 19.8%, primarily due to a $2.6 million increase in stock-based compensation, a $2.3 million increase in acquisition and restructuring costs and a $1.4 million increase in professional fees and other public company costs. These increases were partially offset by a reduction of $2.5 million related to management fees payable to our Sponsors that were eliminated upon the completion of our initial public offering in October 2018.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $0.6 million, or 3.9%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to amortization related to the Samanage acquisition. See Note 3. Acquisition in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the Samanage acquisition including the intangible assets acquired. Amortization of intangible assets includes $11.9 million and $12.0 million of amortization related to the Take Private for the three months ended June 30, 2019 and 2018, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Interest Expense, Net

	Three Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Interest expense, net	$(28,177)	(12.3)%	$(34,387)	(17.0)%	$6,210
Interest expense, net decreased by $6.2 million, or 18.1%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in interest expense is primarily due to the repayment of $315.0 million in outstanding borrowings under our second lien term loan in October 2018 and the reduction in the interest rate spread under our credit facilities resulting from our IPO in October 2018. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Unrealized net transaction gains (losses) related to remeasurement of intercompany loans	$(23)	—%	$(26,614)	(13.2)%	$26,591
Other income (expense)	(1,055)	(0.5)	287	0.1	(1,342)
Total other income (expense), net	$(1,078)	(0.5)%	$(26,327)	(13.1)%	$25,249
Other income (expense), net increased by $25.2 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the impact of changes in foreign currency exchange rates related to various intercompany loans and accounts for the period. As of July 1, 2018, we changed our assertion regarding the planned settlement of a certain intercompany loan. We evaluated our investment strategy in light of our global treasury plans and the new Tax Act and have determined there is no need to settle the principal related to the loan. Therefore, beginning on July 1, 2018, the foreign currency transaction gains and losses resulting from the remeasurement of this long-term intercompany loan denominated in a currency other than the subsidiary's functional currency are recognized as a component of accumulated other comprehensive income (loss) and not included in other income (expense), net.

Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Income tax expense (benefit)	$3,194	1.4%	$(11,562)	(5.7)%	$14,756
Effective tax rate	297.1%		30.0%		267.1%
Our income tax expense for the three months ended June 30, 2019 increased by $14.8 million as compared to the three months ended June 30, 2018 primarily as a result of an increase in the income before income taxes for the period. The effective tax rate increased by 267.1% for the period primarily due to the impact of having a full valuation allowance against the deferred tax assets related to the current period losses from the recent Samanage acquisition. For additional discussion about our income taxes, see Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Subscription	$150,345	33.8%	$128,291	32.2%	$22,054
Maintenance	217,085	48.8	195,767	49.1	21,318
Total recurring revenue	367,430	82.7	324,058	81.3	43,372
License	77,110	17.3	74,573	18.7	2,537
Total revenue	$444,540	100.0%	$398,631	100.0%	$45,909
In the first quarter of 2019, we adopted FASB Accounting Standards Codification (“ASC”) No. 2014-09 “Revenue from Contracts with Customers,” or ASC 606, which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,” including prescriptive industry-specific guidance, or ASC 605. We adopted ASC 606 using the modified-retrospective method therefore, results for the first half of 2019 are presented in compliance with ASC 606 and historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under ASC 605. Total revenue for the six months ended June 30, 2019 would have been approximately $0.2 million higher under ASC 605. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of implementation impact of ASC 606 including the presentation of financial results for the six months ended June 30, 2019 under ASC 605 for comparison to the prior year period.
Total revenue increased $45.9 million, or 11.5%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Revenue from North America was approximately 65% of total revenue for the six months ended June 30, 2019 and 2018. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $22.1 million, or 17.2%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to sales of additional MSP and cloud management products. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. Our subscription revenue increased as a percentage of our total revenue for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Subscription revenue for the six months ended June 30, 2019 would have been approximately $0.4 million higher under ASC 605. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full discussion of the impact of ASC 606 on our revenue for the six months ended June 30, 2019.

Our net retention rate for our subscription products was approximately 105% for the trailing twelve-month period ended June 30, 2019 and was driven primarily by strong customer retention in our MSP products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $21.3 million, or 10.9%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Of this change, $19.7 million was attributable to a growing maintenance renewal customer base from sales of our perpetual license products and strong maintenance renewal rates, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. The remaining $1.6 million increase was attributable to the purchase accounting adjustment to deferred revenue in the six months ended June 30, 2018 which reduced revenue for the period. Maintenance revenue for the six months ended June 30, 2019 would have been approximately $0.5 million higher under ASC 605. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full discussion of the impact of ASC 606 on our revenue for the six months ended June 30, 2019.
Our maintenance renewal rate was approximately 96% for the trailing twelve-month period ended June 30, 2019. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue increased $2.5 million, or 3.4%, due to increased sales of our licensed products in each of our North American and international locations, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. License revenue for the six months ended June 30, 2019 would have been approximately $0.7 million lower under ASC 605. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full discussion of the impact of ASC 606 on our revenue for the six months ended June 30, 2019.
Cost of Revenue

	Six Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Cost of recurring revenue	$37,545	8.4%	$34,595	8.7%	$2,950
Amortization of acquired technologies	87,789	19.7	88,286	22.1	(497)
Total cost of revenue	$125,334	28.2%	$122,881	30.8%	$2,453
Total cost of revenue increased in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increases in personnel costs to support new customers and additional product offerings of $2.1 million, which includes a $0.8 million increase in stock-based compensation expense, and depreciation and other amortization of $0.8 million. These increases were offset by a decrease in amortization of acquired technologies of $0.5 million. Amortization of acquired technologies includes $82.0 million and $83.3 million of amortization related to the Take Private for the six months ended June 30, 2019 and June 30, 2018, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.

Operating Expenses

	Six Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Sales and marketing	$125,408	28.2%	$109,096	27.4%	$16,312
Research and development	52,893	11.9	48,526	12.2	4,367
General and administrative	46,977	10.6	40,252	10.1	6,725
Amortization of acquired intangibles	33,803	7.6	33,781	8.5	22
Total operating expenses	$259,081	58.3%	$231,655	58.1%	$27,426
Sales and Marketing. Sales and marketing expenses increased $16.3 million, or 15.0%, primarily due to increases in personnel costs of $11.2 million, which includes an increase of $5.1 million in stock-based compensation expense, and marketing program costs of $3.6 million. We increased our sales and marketing employee headcount to support the sales of additional products and growth in the business and through the acquisition of Samanage. Sales and marketing expense for the six months ended June 30, 2019 would have been approximately $2.6 million higher under ASC 605 due to the impact of the capitalization and amortization of commission expense under ASC 606. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the impact of the adoption of ASC 606.
Research and Development. Research and development expenses increased $4.4 million, or 9.0%, primarily due to an increase in personnel costs of $5.2 million offset by a reduction in acquisition and Take Private related costs of $0.9 million. The increase in personnel costs is primarily related to a $3.6 million increase in stock-based compensation expense. We increased our worldwide research and development employee headcount to expedite delivery of product enhancements and new product offerings to our customers and through the acquisition of Samanage.
General and Administrative. General and administrative expenses increased $6.7 million, or 16.7%, primarily due to a $5.5 million increase in stock-based compensation expense, a $2.7 million increase in professional fees and other public company costs and a $2.7 million increase in acquisition and restructuring costs. These increases were partially offset by a reduction of $5.0 million related to management fees payable to our Sponsors that were eliminated upon the completion of our initial public offering in October 2018.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased by an insignificant amount for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Amortization of intangible assets includes $23.8 million and $24.4 million of amortization related to the Take Private for the six months ended June 30, 2019 and June 30, 2018, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Interest Expense, Net

	Six Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Interest expense, net	$(55,559)	(12.5)%	$(76,476)	(19.2)%	$20,917
Interest expense, net decreased by $20.9 million, or 27.4%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in interest expense is primarily due to the repayment of $315.0 million in outstanding borrowings under our second lien term loan in October 2018 and the reductions in the interest rate spread under our credit facilities resulting from the refinancing transaction we completed in March 2018 and our IPO in October 2018. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.

Other Income (Expense), Net

	Six Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Unrealized net transaction gains (losses) related to remeasurement of intercompany loans	$(33)	—%	$(12,711)	(3.2)%	$12,678
Loss on extinguishment of debt	—	—	(60,590)	(15.2)	60,590
Other income (expense)	252	0.1	(1,162)	(0.3)	1,414
Total other income (expense), net	$219	—%	$(74,463)	(18.7)%	$74,682
Other income (expense), net increased by $74.7 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a loss of $60.6 million on extinguishment of debt related to the refinancing of our credit facilities in March 2018 and the impact of changes in foreign currency exchange rates related to various intercompany loans for the period. As of July 1, 2018, we changed our assertion regarding the planned settlement of a certain intercompany loan. We evaluated our investment strategy in light of our global treasury plans and the new Tax Act and have determined there is no need to settle the principal related to the loan. Therefore, beginning on July 1, 2018, the foreign currency transaction gains and losses resulting from the remeasurement of this long-term intercompany loan denominated in a currency other than the subsidiary's functional currency are recognized as a component of accumulated other comprehensive income (loss) and not included in other income (expense), net.
Income Tax Expense (Benefit)

	Six Months Ended June 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Income tax expense (benefit)	$3,759	0.8%	$(19,919)	(5.0)%	$23,678
Effective tax rate	78.6%		18.6%		60.0%
Our income tax expense for the six months ended June 30, 2019 increased by $23.7 million as compared to the six months ended June 30, 2018 primarily as a result of an increase in the income before income taxes for the period. The effective tax rate increased by 60.0% for the period primarily due to the impact of having a full valuation allowance against the deferred tax assets related to the current period losses from the recent Samanage acquisition. For additional discussion about our income taxes, see Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments and restructuring charges, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Revenue:
GAAP subscription revenue	$78,780	$65,238	$150,345	$128,291
Impact of purchase accounting	1,819	328	1,819	962
Non-GAAP subscription revenue	80,599	65,566	152,164	129,253
GAAP maintenance revenue	110,793	98,767	217,085	195,767
Impact of purchase accounting	—	786	—	1,599
Non-GAAP maintenance revenue	110,793	99,553	217,085	197,366
GAAP total recurring revenue	189,573	164,005	367,430	324,058
Impact of purchase accounting	1,819	1,114	1,819	2,561
Non-GAAP total recurring revenue	191,392	165,119	369,249	326,619
GAAP license revenue	39,175	37,713	77,110	74,573
Impact of purchase accounting	—	—	—	—
Non-GAAP license revenue	39,175	37,713	77,110	74,573
Total GAAP revenue	$228,748	$201,718	$444,540	$398,631
Impact of purchase accounting	$1,819	$1,114	$1,819	$2,561
Total non-GAAP revenue	$230,567	$202,832	$446,359	$401,192

Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP margin using non-GAAP revenue as discussed above and excluding such items as the write-down of deferred revenue related to purchase accounting, amortization of acquired intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition and Sponsor related costs and restructuring charges and other. Management believes these measures are useful for the following reasons:

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

•
Stock-Based Compensation Expense and Related Employer-paid Payroll Taxes. We provide non-GAAP information that excludes expenses related to stock-based compensation and related employer-paid payroll taxes. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Employer-paid payroll taxes on stock-based compensation is dependent on our stock price and the timing of the taxable events related to the equity awards, over which our management has little control, and does not correlate to the core operation of our business. Because of these unique characteristics of stock-based compensation, management excludes these expenses when analyzing the organization’s business performance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands, except margin data)
GAAP operating income	$30,330	$22,137	$60,125	$44,095
Impact of purchase accounting	1,819	1,114	1,819	2,561
Stock-based compensation expense and related employer-paid payroll taxes	7,540	131	15,258	172
Amortization of acquired technologies	43,972	43,967	87,789	88,286
Amortization of acquired intangibles	17,301	16,653	33,803	33,781
Acquisition and Sponsor related costs	3,499	5,559	5,757	10,747
Restructuring costs and other	1,872	819	2,396	1,213
Non-GAAP operating income	$106,333	$90,380	$206,947	$180,855
GAAP operating margin	13.3%	11.0%	13.5%	11.1%
Non-GAAP operating margin	46.1%	44.6%	46.4%	45.1%

Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding the impact of purchase accounting on total revenue, amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring and other charges, acquisition and Sponsor related costs, interest expense, net, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by non-GAAP revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA excludes the impact of the write-down of deferred revenue due to purchase accounting in connection with our acquisition, and therefore includes revenue that will never be recognized under GAAP; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands, except margin data)
Net income (loss)	$(2,119)	$(27,015)	$1,026	$(86,925)
Amortization and depreciation	65,577	64,399	130,040	129,614
Income tax expense (benefit)	3,194	(11,562)	3,759	(19,919)
Interest expense, net	28,177	34,387	55,559	76,476
Impact of purchase accounting on total revenue	1,819	1,114	1,819	2,561
Unrealized foreign currency (gains) losses(1)	1,208	26,088	(100)	13,502
Acquisition and Sponsor related costs	3,499	5,559	5,757	10,747
Debt related costs(2)	95	144	196	61,733
Stock-based compensation expense and related employer-paid payroll taxes	7,540	131	15,258	172
Restructuring costs and other	1,872	819	2,396	1,213
Adjusted EBITDA	$110,862	$94,064	$215,710	$189,174
Adjusted EBITDA margin	48.1%	46.4%	48.3%	47.2%
________________

(1)	Unrealized foreign currency gains primarily relate to the remeasurement of our intercompany loans and to a lesser extent, unrealized foreign currency gains on selected assets and liabilities.

(2)
Debt related costs include fees related to our credit agreements, debt refinancing costs and the related write-off of debt issuance costs. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Liquidity and Capital Resources
Cash and cash equivalents were $155.3 million as of June 30, 2019. Our international subsidiaries held approximately $130.9 million of cash and cash equivalents, of which 84.3% were held in Euros. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution. Effective January 1, 2018, we began recognizing the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner. For this reason, we have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain foreign earnings or for outside basis differences in our subsidiaries.
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
On April 30, 2019, we acquired SAManage Ltd., or Samanage, an IT service desk solution company, for approximately $342.1 million, including $341.5 million paid in cash and $0.6 million in fair value of replacement equity awards attributable to pre-acquisition service. We funded the transaction with cash on hand and $35.0 million of borrowings under our Revolving Credit Facility. The $35.0 million in outstanding borrowings under our Revolving Credit Facility were repaid in full during the three months ended June 30, 2019.
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

Indebtedness
As of June 30, 2019, our total indebtedness was $2.0 billion, with up to $125.0 million of available borrowings under our revolving credit facility. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.
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
Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$141,652	$107,125
Net cash used in investing activities	(359,096)	(12,832)
Net cash used in financing activities	(9,834)	(90,623)
Effect of exchange rate changes on cash and cash equivalents	(52)	(3,308)
Net increase (decrease) in cash and cash equivalents	(227,330)	362
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, the increase in cash provided by operating activities was primarily due to the increase in net income net of the effect of non-cash items for the period. Changes in our operating assets and liabilities were primarily due to the timing of sales and cash payments and receipts. Cash flow from operations for the six months ended June 30, 2019 was reduced by $26.5 million of cash paid for taxes which includes an $8.8 million cash payment related to the transition tax as a result of the Tax Act. Cash flow from operations for the six months ended

June 30, 2018 included losses on extinguishment of debt of $60.6 million and a reduction in accrued interest payable of $10.9 million related to our March 2018 debt refinancing.
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
Net cash used in investing activities increased in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to an increase in cash used for acquisitions and a decrease in cash proceeds related to the sale of a cost-method investment and other. The $349.5 million of cash used for acquisitions primarily relates to the acquisition of Samanage in April 2019. See Note 3. Acquisition in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the Samanage acquisition.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, fees related to refinancing our long-term debt, offering costs and proceeds from the issuance of shares of common stock through equity incentive plans.
Net cash used in financing activities decreased in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to deemed gross repayments and borrowings made in connection with the refinancing of our debt agreements in March 2018. Net cash used in financing activities for six months ended June 30, 2019 includes the proceeds and repayment of the $35.0 million in borrowings under our Revolving Credit Facility and $10.0 million in quarterly principal payments due under our First Lien Credit Agreement. Net cash used in financing activities for six months ended June 30, 2018 includes debt issuance costs and a redemption premium paid in connection with the redemption and exchange of our second lien floating rate notes in March 2018.
Contractual Obligations and Commitments
As of June 30, 2019, there have been no material changes in our contractual obligations and commitments as of December 31, 2018 that were disclosed in our Annual Report on Form 10-K.
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
Off-Balance Sheet Arrangements
During the six months ended June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $155.3 million and $382.6 million at June 30, 2019 and December 31, 2018, respectively. Our cash and cash equivalents consist primarily of bank demand deposits at June 30, 2019 and bank demand deposits and money market funds at December 31, 2018. We hold cash, cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2019.
We had total indebtedness with an outstanding principal balance of $2.0 billion at June 30, 2019 and December 31, 2018. Borrowings outstanding under our various credit agreements bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 1% floor. As of June 30, 2019 and December 31, 2018, the annual weighted-average rate on borrowings was 5.15% and 5.27%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.7 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2018 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $2.0 billion U.S. dollar term loans as of June 30, 2019, not subject to market pricing.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of June 30, 2019 and December 31, 2018, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three months ended June 30, 2019 and 2018.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
April 1-30, 2019	3,000	$0.27	—	$—
May 1-31, 2019	—	—	—	—
June 1-30, 2019	114,500	0.27	—	—
Total	117,500		—
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

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Third Amended and Restated Certificate of Incorporation as currently in effect
3.2	Amended and Restated Bylaws as currently in effect
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (formatted as Inline XBRL)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SOLARWINDS CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	August 12, 2019	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)