Form 10-Q
period 2019-09-30
SolarWinds Corp
filed 2019-11-07
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On November 1, 2019, 311,180,888 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS CORPORATION

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended September 30, 2019	7
	Condensed Consolidated Statements of Redeemable Convertible Class A Common Stock and Stockholders' Deficit for the three and nine month periods ended September 30, 2018	8
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018	9
	Notes to the Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures of Market Risk	37
Item 4.	Controls and Procedures	38
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	40
	Signatures	41
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$221,060	$382,620
Accounts receivable, net of allowances of $3,469 and $3,196 as of September 30, 2019 and December 31, 2018, respectively	102,233	100,528
Income tax receivable	708	893
Prepaid and other current assets	24,108	16,267
Total current assets	348,109	500,308
Property and equipment, net	35,694	35,864
Deferred taxes	6,690	6,873
Goodwill	3,929,602	3,683,961
Intangible assets, net	815,801	956,261
Other assets, net	20,180	11,382
Total assets	$5,156,076	$5,194,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,345	$9,742
Accrued liabilities and other	47,933	52,055
Accrued interest payable	262	290
Income taxes payable	18,460	15,682
Current portion of deferred revenue	293,365	270,433
Current debt obligation	19,900	19,900
Total current liabilities	390,265	368,102
Long-term liabilities:
Deferred revenue, net of current portion	30,706	25,699
Non-current deferred taxes	114,919	147,144
Other long-term liabilities	130,565	133,532
Long-term debt, net of current portion	1,896,062	1,904,072
Total liabilities	2,562,517	2,578,549
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 307,029,150 and 304,942,415 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	307	305
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	3,037,845	3,011,080
Accumulated other comprehensive income (loss)	(43,951)	17,043
Accumulated deficit	(400,642)	(412,328)
Total stockholders’ equity	2,593,559	2,616,100
Total liabilities and stockholders’ equity	$5,156,076	$5,194,649
The accompanying notes are an integral part of these financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription	$83,122	$67,713	$233,467	$196,004
Maintenance	113,755	101,817	330,840	297,584
Total recurring revenue	196,877	169,530	564,307	493,588
License	43,613	43,747	120,723	118,320
Total revenue	240,490	213,277	685,030	611,908
Cost of revenue:
Cost of recurring revenue	20,614	18,022	58,159	52,617
Amortization of acquired technologies	44,172	43,835	131,961	132,121
Total cost of revenue	64,786	61,857	190,120	184,738
Gross profit	175,704	151,420	494,910	427,170
Operating expenses:
Sales and marketing	68,290	56,926	193,698	166,022
Research and development	29,575	23,274	82,468	71,800
General and administrative	25,405	19,597	72,382	59,849
Amortization of acquired intangibles	18,015	16,507	51,818	50,288
Total operating expenses	141,285	116,304	400,366	347,959
Operating income	34,419	35,116	94,544	79,211
Other income (expense):
Interest expense, net	(27,418)	(35,627)	(82,977)	(112,103)
Other income (expense), net	287	(13)	506	(74,476)
Total other income (expense)	(27,131)	(35,640)	(82,471)	(186,579)
Income (loss) before income taxes	7,288	(524)	12,073	(107,368)
Income tax expense (benefit)	2,895	(126)	6,654	(20,045)
Net income (loss)	$4,393	$(398)	$5,419	$(87,323)
Net income (loss) available to common stockholders	$4,350	$(75,006)	$5,359	$(303,944)
Net income (loss) available to common stockholders per share:
Basic earnings (loss) per share	$0.01	$(0.73)	$0.02	$(2.98)
Diluted earnings (loss) per share	$0.01	$(0.73)	$0.02	$(2.98)
Weighted-average shares used to compute net income (loss) available to commons stockholders per share:
Shares used in computation of basic earnings (loss) per share	306,890	102,078	306,381	101,915
Shares used in computation of diluted earnings (loss) per share	311,102	102,078	310,607	101,915

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$4,393	$(398)	$5,419	$(87,323)
Other comprehensive income (loss):
Foreign currency translation adjustment	(54,446)	(10,520)	(60,994)	(36,089)
Other comprehensive income (loss)	(54,446)	(10,520)	(60,994)	(36,089)
Comprehensive income (loss)	$(50,053)	$(10,918)	$(55,575)	$(123,412)
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(unaudited)

	Three months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	306,748	$307	$3,027,849	$10,495	$(405,035)	$2,633,616
Foreign currency translation adjustment	—	—	—	(54,446)	—	(54,446)
Net income	—	—	—	—	4,393	4,393
Comprehensive loss						(50,053)
Exercise of stock options	133	—	165	—	—	165
Restricted stock units issued, net of shares withheld for taxes	31	—	(184)	—	—	(184)
Issuance of stock	42	—	25	—	—	25
Issuance of stock under employee stock purchase plan	75	—	1,080	—	—	1,080
Stock-based compensation	—	—	8,910	—	—	8,910
Balance at September 30, 2019	307,029	$307	$3,037,845	$(43,951)	$(400,642)	$2,593,559

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	304,942	$305	$3,011,080	$17,043	$(412,328)	$2,616,100
Foreign currency translation adjustment	—	—	—	(60,994)	—	(60,994)
Net income	—	—	—	—	5,419	5,419
Comprehensive loss						(55,575)
Exercise of stock options	419	—	422	—	—	422
Restricted stock units issued, net of shares withheld for taxes	49	—	(285)	—	—	(285)
Issuance of stock	1,544	2	811	—	—	813
Issuance of stock under employee stock purchase plan	75	—	1,080			1,080
Equity awards assumed in acquisition	—	—	595	—	—	595
Stock-based compensation	—	—	24,142	—	—	24,142
Cumulative effect adjustment of adoption of revenue recognition accounting standard	—	—	—	—	6,267	6,267
Balance at September 30, 2019	307,029	$307	$3,037,845	$(43,951)	$(400,642)	$2,593,559

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Redeemable Convertible Class A Common Stock and
Stockholders' Deficit
(In thousands)
(unaudited)

	Three months ended September 30, 2018

	Redeemable Convertible Class A Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	2,661	$3,288,900	102,061	$102	$—	$49,725	$(1,033,568)	$(983,741)
Foreign currency translation adjustment	—	—	—	—	—	(10,520)		(10,520)
Net loss	—	—	—	—	—	—	(398)	(398)
Comprehensive loss								(10,918)
Exercise of stock options	—	—	37	—	13	—	—	13
Issuance of stock	—	—	35	—	17	—	—	17
Repurchase of stock	—	(17)	(45)	—	(448)	—	—	(448)
Accumulating dividends	—	74,608	—	—	258	—	(74,866)	(74,608)
Stock-based compensation	—	—	—	—	160	—	—	160
Balance at September 30, 2018	2,661	$3,363,491	102,088	$102	$—	$39,205	$(1,108,832)	$(1,069,525)

	Nine months ended September 30, 2018

	Redeemable Convertible Class A Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	2,661	$3,146,887	100,734	$101	$—	$75,294	$(805,156)	$(729,761)
Foreign currency translation adjustment	—	—	—	—	—	(36,089)	—	(36,089)
Net loss	—	—	—	—	—	—	(87,323)	(87,323)
Comprehensive loss								(123,412)
Exercise of stock options	—	—	39	—	13	—	—	13
Issuance of stock	—	—	1,372	1	395	—	—	396
Repurchase of stock	—	(17)	(57)	—	(472)	—	—	(472)
Accumulating dividends	—	216,621	—	—	(268)	—	(216,353)	(216,621)
Stock-based compensation	—	—	—	—	332	—	—	332
Balance at September 30, 2018	2,661	$3,363,491	102,088	$102	$—	$39,205	$(1,108,832)	$(1,069,525)

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$5,419	$(87,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	196,687	193,903
Provision for doubtful accounts	1,494	1,991
Stock-based compensation expense	23,917	332
Amortization of debt issuance costs	6,915	9,272
Loss on extinguishment of debt	—	60,590
Deferred taxes	(29,692)	(14,085)
(Gain) loss on foreign currency exchange rates	(907)	12,747
Other non-cash expenses	58	1,451
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(781)	(13,963)
Income taxes receivable	129	(131)
Prepaid and other assets	(6,243)	(1,931)
Accounts payable	357	(3,958)
Accrued liabilities and other	(5,327)	9,745
Accrued interest payable	(28)	(10,516)
Income taxes payable	(2,356)	(16,112)
Deferred revenue	26,299	22,291
Other long-term liabilities	905	1,779
Net cash provided by operating activities	216,846	166,082
Cash flows from investing activities
Purchases of property and equipment	(10,606)	(12,794)
Purchases of intangible assets	(3,601)	(2,082)
Acquisitions, net of cash acquired	(349,504)	(60,578)
Proceeds from sale of cost method investment and other	4,174	10,715
Net cash used in investing activities	(359,537)	(64,739)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan and incentive restricted stock	1,080	1,723
Repurchase of common stock and incentive restricted stock	(382)	(568)
Exercise of stock options	422	13
Premium paid on debt extinguishment	—	(22,725)
Proceeds from credit agreement	35,000	626,950
Repayments of borrowings from credit agreement	(49,925)	(694,925)
Payment of debt issuance costs	—	(5,561)
Payment for offering costs	—	(2,194)
Net cash used in financing activities	(13,805)	(97,287)
Effect of exchange rate changes on cash and cash equivalents	(5,064)	(3,439)
Net increase (decrease) in cash and cash equivalents	(161,560)	617
Cash and cash equivalents
Beginning of period	382,620	277,716
End of period	$221,060	$278,333

Supplemental disclosure of cash flow information
Cash paid for interest	$77,478	$114,148
Cash paid for income taxes	$35,643	$8,045
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
SolarWinds Corporation, a Delaware corporation, and its subsidiaries (“Company”, “we,” “us” and “our”) is a leading provider of information technology, or IT, infrastructure management software. Our products give organizations worldwide, regardless of type, size or IT infrastructure complexity, the power to monitor and manage the performance of their IT environments, whether on-premise, in the cloud, or in hybrid infrastructure models. Our approach, which we refer to as the SolarWinds Model, combines powerful, scalable, affordable, easy to use products with high-velocity, low-touch sales. We’ve built our business to enable the technology professionals who use our products to manage “all things IT.” Our range of customers has expanded over time from network and systems engineers to a broad set of technology professionals, such as database administrators, storage administrators, web operators, developers and DevOps professionals, as well as managed service providers, or MSPs. Our SolarWinds Model enables us to sell our products for use in organizations ranging in size from very small businesses to large enterprises.
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
Recently Adopted Accounting Pronouncements
On January 1, 2019 we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) No. 2014-09 “Revenue from Contracts with Customers,” or ASC 606, which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,” including prescriptive industry-specific guidance, or ASC 605. This standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 using the modified-retrospective method. Results for reporting periods beginning after January 1, 2019 are presented in compliance with the new revenue recognition standard ASC 606. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three and nine month periods ended September 30, 2019. This includes the presentation of financial results for the three and nine month periods ended September 30, 2019 under ASC 605 for comparison to the prior year period.

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

(2)	Adjustment represents the impact of the adoption of ASC 606 on our deferred revenue balances. See Deferred Revenue below for further discussion.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The impact of adoption of ASC 606 on our condensed consolidated statement of operations and condensed consolidated balance sheet was as follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As reported ASC 606	ASC 606 impact	Without adoption of ASC 606 (ASC 605)	As reported ASC 606	ASC 606 impact	Without adoption of ASC 606 (ASC 605)

	(in thousands)
Revenue:
Subscription	$83,122	$12	$83,134	$233,467	$366	$233,833
Maintenance	113,755	298	114,053	330,840	777	331,617
Total recurring revenue	196,877	310	197,187	564,307	1,143	565,450
License	43,613	(1,161)	42,452	120,723	(1,825)	118,898
Total revenue	$240,490	$(851)	$239,639	$685,030	$(682)	$684,348
Gross profit	175,704	(851)	174,853	494,910	(682)	494,228
Total operating expenses	141,285	1,361	142,646	400,366	3,952	404,318
Operating income (loss)	34,419	(2,212)	32,207	94,544	(4,634)	89,910
Net income (loss)	$4,393	$(2,212)	$2,181	$5,419	$(4,634)	$785

	September 30, 2019
	As reported ASC 606	ASC 606 impact	Without adoption of ASC 606 (ASC 605)

	(in thousands)
Assets:
Prepaid and other current assets	$24,108	$(2,199)	$21,909
Other assets, net	20,180	(6,971)	13,209
Total assets	5,156,076	(9,170)	5,146,906

Liabilities:
Current portion of deferred revenue	293,365	2,885	296,250
Deferred revenue, net of current portion	30,706	599	31,305
Non-current deferred taxes	114,919	(1,662)	113,257
Total liabilities	2,562,517	1,822	2,564,339

Stockholders' equity (deficit):
Accumulated deficit	(400,642)	(10,992)	(411,634)

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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2018	$17,043	$17,043
Other comprehensive gain (loss) before reclassification	(60,994)	(60,994)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(60,994)	(60,994)
Balance at September 30, 2019	$(43,951)	$(43,951)

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
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2018	$296,132
Adoption of ASC 606	(2,772)
Deferred revenue recognized	(327,701)
Additional amounts deferred	349,665
Deferred revenue acquired in business combinations	8,747
Balance at September 30, 2019	$324,071

We expect to recognize revenue related to these remaining performance obligations as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$324,071	$293,365	$29,639	$1,067

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
Details of our deferred commissions balance was as follows:

Deferred Commissions

(in thousands)
Balance at December 31, 2018	$—
Adoption of ASC 606	5,157
Commissions capitalized	5,706
Amortization recognized	(1,693)
Balance at September 30, 2019	$9,170

Classified as:
Current	$2,199
Non-current	6,971
Total deferred commissions	$9,170

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Amortization of acquired license technologies	$35,646	$36,061	$107,224	$108,974
Amortization of acquired subscription technologies	8,526	7,774	24,737	23,147
Total amortization of acquired technologies	$44,172	$43,835	$131,961	$132,121

3. Acquisition
On April 30, 2019, we acquired SAManage Ltd., or Samanage, an IT service desk solution company, for approximately $342.1 million, including $341.5 million paid in cash and $0.6 million in fair value of replacement equity awards attributable to pre-acquisition service. By acquiring Samanage, we entered the ITSM market and based on the acquired technology introduced the SaaS-based service desk solution, SolarWinds Service Desk, into our product portfolio. We funded the transaction with cash on hand and $35.0 million of borrowings under our Revolving Credit Facility. We incurred $2.0 million in acquisition related costs, which are included in general and administrative expense for the nine months ended September 30, 2019. Goodwill for this acquisition is not deductible for tax purposes.
The initial determination of the fair value of the assets acquired and liabilities assumed is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period will

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

be recorded as an adjustment to goodwill. Measurement period adjustments for the three months ended September 30, 2019 resulted in a decrease in goodwill of $13.7 million primarily related to adjustments to the fair value of the Samanage identifiable intangible assets acquired. We may have additional measurement period adjustments as we finalize the fair value of certain assets acquired and liabilities assumed.
The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

Total Fair Value
(in thousands)
Current assets, including cash acquired of $6.2 million	$18,957
Property and equipment and other assets	428
Identifiable intangible assets	49,700
Goodwill	286,208
Current liabilities	(2,230)
Other long-term liabilities	(2,288)
Deferred revenue	(8,713)
Total consideration	$342,062

The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life:

	Fair Value	Weighted-average useful life
	(in thousands)	(in years)
Developed product technologies	$26,900	5
Customer relationships	22,800	4
Total identifiable intangible assets	$49,700

We estimate the amounts of revenue and net loss related to the Samanage acquisition included in our condensed consolidated financial statements from the effective date of the acquisition are insignificant for the nine months ended September 30, 2019. Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income (loss) and net income (loss) per share is not material. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described above in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2019:

(in thousands)
Balance at December 31, 2018	$3,683,961
Acquisitions	297,466
Foreign currency translation and other adjustments	(51,825)
Balance at September 30, 2019	$3,929,602

The goodwill from acquisitions resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, we expect the acquisitions will attract new customers for our entire line of products.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value Measurements
As of September 30, 2019, we had no financial assets that were measured at fair value on a recurring basis. The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of December 31, 2018. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2019.

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$117,100	$—	$—	$117,100

As of September 30, 2019 and December 31, 2018, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 6. Debt for additional information regarding our debt.
6. Debt
The following table summarizes information relating to our debt:

	September 30,		December 31,
	2019		2018
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,955,175	4.79%	1,970,100	5.27%
Total principal amount	1,955,175		1,970,100
Unamortized discount and debt issuance costs	(39,213)		(46,128)
Total debt	1,915,962		1,923,972
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,896,062		$1,904,072

Senior Secured First Lien Credit Facilities
The First Lien Credit Agreement provides for senior secured first lien credit facilities, consisting of the following as of September 30, 2019:

•	a $1.99 billion First Lien Term Loan with a final maturity date of February 5, 2024; and

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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2019, we were in compliance with all covenants of the First Lien Credit Agreement.
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net income (loss)	$4,393	$(398)	$5,419	$(87,323)
Accretion of dividends on Class A common stock	—	(74,608)	—	(216,621)
Earnings allocated to unvested restricted stock	(43)	—	(60)	—
Net income (loss) available to common stockholders	$4,350	$(75,006)	$5,359	$(303,944)
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	306,890	102,078	306,381	101,915

Diluted earnings (loss) per share
Numerator:
Net income (loss) available to common stockholders	$4,350	$(75,006)	$5,359	$(303,944)
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	306,890	102,078	306,381	101,915
Add dilutive impact of employee equity plans	4,212	—	4,226	—
Weighted-average shares used in computing diluted earnings (loss) per share	311,102	102,078	310,607	101,915

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted earnings (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Stock options to purchase common stock	286	2,782	322	2,525
Performance-based stock options to purchase common stock	125	316	127	267
Non-vested restricted stock incentive awards	2,147	3,512	2,439	3,435
Performance-based non-vested restricted stock incentive awards	899	1,537	1,031	1,566
Restricted stock units	5,498	—	4,948	—
Performance stock units	918	—	920	—
Employee stock purchase plan	127	—	63	—
Total anti-dilutive shares	10,000	8,147	9,850	7,793

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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Income Taxes
For the three months ended September 30, 2019 and 2018, we recorded income tax expense of $2.9 million and income tax benefit of $0.1 million, respectively, resulting in an effective tax rate of 39.7% and 24.0%, respectively. For the nine months ended September 30, 2019 and 2018, we recorded income tax expense of $6.7 million and income tax benefit of $20.0 million, respectively, resulting in an effective tax rate of 55.1% and 18.7%, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the impact of having a full valuation allowance against the deferred tax assets related to the current period losses from the recent Samanage acquisition.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2019, we had accrued interest and penalties related to unrecognized tax benefits of approximately $5.0 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2018 tax years generally remain open and subject to examination by federal tax authorities. The 2011 through 2018 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2011 through the period ending February 2016. We are under audit by the Indian Tax Authority for the 2014 and 2017 tax years. We are currently under audit by the California Franchise Tax Board for the 2012 through 2014 tax years. We were notified in January 2019 that the Massachusetts Department of Revenue would audit the 2015 through February 2016 tax years. We are not currently under audit in any other taxing jurisdictions.
On July 27, 2015 in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation in an intercompany cost sharing arrangement. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. On July 22, 2019, Altera Corp. filed a petition for a rehearing before the full Ninth Circuit. As of September 30, 2019, we have not recorded any benefit or expense. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
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
Third Quarter Financial Highlights
Our approach, which we call the “SolarWinds Model,” is based on our commitment to building a business that is focused on growth and profitability. Below are our key financial highlights for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Revenue
Our total revenue was $240.5 million and $213.3 million for the three months ended September 30, 2019 and 2018, respectively. Our non-GAAP total revenue, which excludes the impact of purchase accounting, was $242.7 million and $214.0 million for the three months ended September 30, 2019 and 2018, respectively. Recurring revenue, which consists of subscription and maintenance revenue, represented approximately 82% of our total revenue for the three months ended September 30, 2019 compared to 80% for the three months ended September 30, 2018. We have increased our recurring revenue as a result of the growth in our subscription sales and the continued growth of our maintenance revenue.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the three months ended September 30, 2019 was $4.4 million compared to a net loss of $0.4 million for the three months ended September 30, 2018. Our Adjusted EBITDA was $115.0 million and $106.5 million for the three months ended September 30, 2019 and 2018, respectively.
Cash Flow
We are building our business to generate strong cash flow over the long term. For the three months ended September 30, 2019 and 2018, cash flows from operations were $75.2 million and $59.0 million, respectively. During those periods, our cash flows from operations were reduced by cash payments for interest on our long-term debt of $25.7 million and $33.0 million, respectively and cash payments for income taxes of $9.2 million and $0.2 million, respectively.

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

▪
Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings, and to a lesser extent, our time-based license arrangements. Subscription revenue includes sales of our cloud application management, MSP and ITSM products. We generally recognize revenue ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. Our revenue from MSP products increases with the addition of end customers served by our MSP customers, the proliferation of devices managed by those MSPs and the expansion of products used by those MSPs to manage end customers’ IT infrastructures.

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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation, contractor fees and an allocation of overhead costs based on headcount. The total number of employees as of September 30, 2019 was 3,121, as compared to 2,666 as of September 30, 2018. In connection with our IPO in October 2018, we granted equity awards to our employees and directors consisting of restricted stock units and performance stock units resulting in an increase in stock-based compensation expense in the periods subsequent to the IPO.

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
We established a foreign currency denominated intercompany loan as part of the Take Private to provide a conduit to utilize foreign earnings effectively. The gains (losses) associated with the changes in exchange rates on amounts borrowed are unrealized non-cash events. Substantially all of these unrealized amounts are related to this one foreign currency denominated loan. As of July 1, 2018, this foreign currency denominated intercompany loan was designated as long-term due to a change in our investment strategy and the new Tax Act. Therefore, beginning on July 1, 2018, the foreign currency transaction gains and losses resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss). As of September 30, 2019, we determined that the intercompany loan will not be repaid and it was reclassified as a capital contribution.
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

Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Subscription	$83,122	34.6%	$67,713	31.7%	$15,409
Maintenance	113,755	47.3	101,817	47.7	11,938
Total recurring revenue	196,877	81.9	169,530	79.5	27,347
License	43,613	18.1	43,747	20.5	(134)
Total revenue	$240,490	100.0%	$213,277	100.0%	$27,213
In the first quarter of 2019, we adopted FASB Accounting Standards Codification (“ASC”) No. 2014-09 “Revenue from Contracts with Customers,” or ASC 606, which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,” including prescriptive industry-specific guidance, or ASC 605. We adopted ASC 606 using the modified-retrospective method therefore, results for the third quarter of 2019 are presented in compliance with ASC 606 and historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under ASC 605. The impact of the adoption of ASC 606 on our total revenue for the three months ended September 30, 2019 was insignificant. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of implementation impact of ASC 606 including the presentation of financial results for the three month period ended September 30, 2019 under ASC 605 for comparison to the prior year period.
Total revenue increased $27.2 million, or 12.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Revenue from North America was approximately 67% and 64% of total revenue for the three months ended September 30, 2019 and 2018, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $15.4 million, or 22.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to sales of additional MSP products, with additional contribution from our acquired SolarWinds Service Desk product. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. Our subscription revenue increased as a percentage of our total revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Our net retention rate for our subscription products was approximately 105% for the trailing twelve-month period ended September 30, 2019 and was driven primarily by strong customer retention in our MSP products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $11.9 million, or 11.7%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily attributable to a growing maintenance renewal customer base from sales of our perpetual license products and strong maintenance renewal rates, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Our maintenance renewal rate was approximately 95% for the trailing twelve-month period ended September 30, 2019. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.

License Revenue
License revenue decreased $0.1 million, or 0.3% primarily due to the weakening of most foreign currencies relative to the U.S. dollar and slightly lower North American license sales compared to the three months ended September 30, 2018.
Cost of Revenue

	Three Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Cost of recurring revenue	$20,614	8.6%	$18,022	8.5%	$2,592
Amortization of acquired technologies	44,172	18.4	43,835	20.6	337
Total cost of revenue	$64,786	26.9%	$61,857	29.0%	$2,929
Total cost of revenue increased in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increases in personnel costs to support new customers and additional product offerings of $1.4 million, which includes a $0.4 million increase in stock-based compensation expense, public cloud infrastructure and hosting fees of $0.6 million and depreciation and other amortization of $0.5 million. Amortization of acquired technologies includes $40.8 million and $41.3 million of amortization related to the Take Private for the three months ended September 30, 2019 and 2018, respectively.
Operating Expenses

	Three Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Sales and marketing	$68,290	28.4%	$56,926	26.7%	$11,364
Research and development	29,575	12.3	23,274	10.9	6,301
General and administrative	25,405	10.6	19,597	9.2	5,808
Amortization of acquired intangibles	18,015	7.5	16,507	7.7	1,508
Total operating expenses	$141,285	58.7%	$116,304	54.5%	$24,981
Sales and Marketing. Sales and marketing expenses increased $11.4 million, or 20.0%, primarily due to increases in personnel costs of $6.1 million, which includes an increase of $2.6 million in stock-based compensation expense, and marketing program costs of $4.1 million. We increased our sales and marketing employee headcount through the acquisition of Samanage and to support the sales of additional products and growth in the business. Sales and marketing expense for the three months ended September 30, 2019 would have been approximately $1.4 million higher under ASC 605 due to the impact of the capitalization and amortization of commission expense under ASC 606. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the impact of the adoption of ASC 606.
Research and Development. Research and development expenses increased $6.3 million, or 27.1%, primarily due to an increase in personnel costs of $5.9 million, which includes an increase in stock-based compensation expense of $2.6 million. We increased our research and development employee headcount through the acquisition of Samanage and to expedite delivery of product enhancements and new product offerings to our customers.
General and Administrative. General and administrative expenses increased $5.8 million, or 29.6%, primarily due to a $5.3 million increase in personnel costs, which includes a $3.1 million increase in stock-based compensation, a $1.9 million increase in professional fees and other public company costs and a $1.3 million increase in acquisition and restructuring costs. These increases were partially offset by a reduction of $2.5 million related to management fees payable to our Sponsors that were eliminated upon the completion of our initial public offering in October 2018.

Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $1.5 million, or 9.1%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to an increase in amortization related to the Samanage acquisition. See Note 3. Acquisition in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the Samanage acquisition including the intangible assets acquired. Amortization of intangible assets includes $11.8 million and $11.9 million of amortization related to the Take Private for the three months ended September 30, 2019 and 2018, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Interest Expense, Net

	Three Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Interest expense, net	$(27,418)	(11.4)%	$(35,627)	(16.7)%	$8,209
Interest expense, net decreased by $8.2 million, or 23.0%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in interest expense is primarily due to the repayment of $315.0 million in outstanding borrowings under our second lien term loan in October 2018 and the reduction in the interest rate spread under our credit facilities resulting from our IPO in October 2018. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Unrealized net transaction gains (losses) related to remeasurement of intercompany loans	$334	0.1%	$51	—%	$283
Other income (expense)	(47)	—	(64)	—	17
Total other income (expense), net	$287	0.1%	$(13)	—%	$300
Other income (expense), net increased by $0.3 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the impact of changes in foreign currency exchange rates related to various intercompany loans and accounts for the period.
Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Income tax expense (benefit)	$2,895	1.2%	$(126)	(0.1)%	$3,021
Effective tax rate	39.7%		24.0%		15.7%
Our income tax expense for the three months ended September 30, 2019 increased by $3.0 million as compared to the three months ended September 30, 2018 primarily as a result of an increase in the income before income taxes for the period. The effective tax rate increased by 15.7% for the period primarily due to the impact of having a full valuation allowance against the deferred tax assets related to the current period losses from the recent Samanage acquisition. For additional discussion about our income taxes, see Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Subscription	$233,467	34.1%	$196,004	32.0%	$37,463
Maintenance	330,840	48.3	297,584	48.6	33,256
Total recurring revenue	564,307	82.4	493,588	80.7	70,719
License	120,723	17.6	118,320	19.3	2,403
Total revenue	$685,030	100.0%	$611,908	100.0%	$73,122
In the first quarter of 2019, we adopted FASB Accounting Standards Codification (“ASC”) No. 2014-09 “Revenue from Contracts with Customers,” or ASC 606, which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,” including prescriptive industry-specific guidance, or ASC 605. We adopted ASC 606 using the modified-retrospective method therefore, results for the first three quarters of 2019 are presented in compliance with ASC 606 and historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under ASC 605. The impact of the adoption of ASC 606 on our total revenue for the nine months ended September 30, 2019 was insignificant. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of implementation impact of ASC 606 including the presentation of financial results for the nine months ended September 30, 2019 under ASC 605 for comparison to the prior year period.
Total revenue increased $73.1 million, or 11.9%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Revenue from North America was approximately 66% and 65% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $37.5 million, or 19.1%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to sales of additional MSP products, with additional contribution from our acquired SolarWinds Service Desk product. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. Our subscription revenue increased as a percentage of our total revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Our net retention rate for our subscription products was approximately 105% for the trailing twelve-month period ended September 30, 2019 and was driven primarily by strong customer retention in our MSP products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $33.3 million, or 11.2%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily attributable to a growing maintenance renewal customer base from sales of our perpetual license products and strong maintenance renewal rates, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Our maintenance renewal rate was approximately 95% for the trailing twelve-month period ended September 30, 2019. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.

License Revenue
License revenue increased $2.4 million, or 2.0%, due to increased sales of our licensed products in each of our North American and international locations, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue

	Nine Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Cost of recurring revenue	$58,159	8.5%	$52,617	8.6%	$5,542
Amortization of acquired technologies	131,961	19.3	132,121	21.6	(160)
Total cost of revenue	$190,120	27.8%	$184,738	30.2%	$5,382
Total cost of revenue increased in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increases in personnel costs to support new customers and additional product offerings of $3.5 million, which includes a $1.2 million increase in stock-based compensation expense, and depreciation and other amortization of $1.4 million. These increases were offset by a decrease in amortization of acquired technologies of $0.2 million. Amortization of acquired technologies includes $122.8 million and $124.6 million of amortization related to the Take Private for the nine months ended September 30, 2019 and 2018, respectively.
Operating Expenses

	Nine Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Sales and marketing	$193,698	28.3%	$166,022	27.1%	$27,676
Research and development	82,468	12.0	71,800	11.7	10,668
General and administrative	72,382	10.6	59,849	9.8	12,533
Amortization of acquired intangibles	51,818	7.6	50,288	8.2	1,530
Total operating expenses	$400,366	58.4%	$347,959	56.9%	$52,407
Sales and Marketing. Sales and marketing expenses increased $27.7 million, or 16.7%, primarily due to increases in personnel costs of $17.3 million, which includes an increase of $7.7 million in stock-based compensation expense, and marketing program costs of $7.7 million. We increased our sales and marketing employee headcount to support the sales of additional products and growth in the business and through the acquisition of Samanage. Sales and marketing expense for the nine months ended September 30, 2019 would have been approximately $4.0 million higher under ASC 605 due to the impact of the capitalization and amortization of commission expense under ASC 606. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the impact of the adoption of ASC 606.
Research and Development. Research and development expenses increased $10.7 million, or 14.9%, primarily due to an increase in personnel costs of $11.1 million, which includes an increase of $6.3 million in stock-based compensation expense, partially offset by a reduction in acquisition and Take Private related costs of $1.2 million. We increased our worldwide research and development employee headcount to expedite delivery of product enhancements and new product offerings to our customers and through the acquisition of Samanage.
General and Administrative. General and administrative expenses increased $12.5 million, or 20.9%, primarily due to a $10.6 million increase in personnel costs, which includes an increase of $8.6 million in stock-based compensation expense, a $4.8 million increase in professional fees and other public company costs and a $4.0 million increase in acquisition and restructuring costs. These increases were partially offset by a reduction of $7.6 million related to management fees payable to our Sponsors that were eliminated upon the completion of our initial public offering in October 2018.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $1.5 million, or 3.0%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to amortization related to the Samanage acquisition. Amortization of intangible assets includes $35.6 million and $36.3 million of amortization related to the Take Private for the nine months ended September 30, 2019 and September 30, 2018, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Interest Expense, Net

	Nine Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Interest expense, net	$(82,977)	(12.1)%	$(112,103)	(18.3)%	$29,126
Interest expense, net decreased by $29.1 million, or 26.0%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in interest expense is primarily due to the repayment of $315.0 million in outstanding borrowings under our second lien term loan in October 2018 and the reductions in the interest rate spread under our credit facilities resulting from the refinancing transaction we completed in March 2018 and our IPO in October 2018. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Unrealized net transaction gains (losses) related to remeasurement of intercompany loans	$301	—%	$(12,660)	(2.1)%	$12,961
Loss on extinguishment of debt	—	—	(60,590)	(9.9)	60,590
Other income (expense)	205	—	(1,226)	(0.2)	1,431
Total other income (expense), net	$506	0.1%	$(74,476)	(12.2)%	$74,982
Other income (expense), net increased by $75.0 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a loss of $60.6 million on extinguishment of debt related to the refinancing of our credit facilities in March 2018 and the impact of changes in foreign currency exchange rates related to various intercompany loans for the period.
Income Tax Expense (Benefit)

	Nine Months Ended September 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Income tax expense (benefit)	$6,654	1.0%	$(20,045)	(3.3)%	$26,699
Effective tax rate	55.1%		18.7%		36.4%
Our income tax expense for the nine months ended September 30, 2019 increased by $26.7 million as compared to the nine months ended September 30, 2018 primarily as a result of an increase in the income before income taxes for the period. The effective tax rate increased by 36.4% for the period primarily due to the impact of having a full valuation allowance against the deferred tax assets related to the current period losses from the recent Samanage acquisition. For additional discussion about our income taxes, see Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain amounts that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the tables below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Revenue:
GAAP subscription revenue	$83,122	$67,713	$233,467	$196,004
Impact of purchase accounting	2,215	154	4,034	1,116
Non-GAAP subscription revenue	85,337	67,867	237,501	197,120
GAAP maintenance revenue	113,755	101,817	330,840	297,584
Impact of purchase accounting	—	574	—	2,173
Non-GAAP maintenance revenue	113,755	102,391	330,840	299,757
GAAP total recurring revenue	196,877	169,530	564,307	493,588
Impact of purchase accounting	2,215	728	4,034	3,289
Non-GAAP total recurring revenue	199,092	170,258	568,341	496,877
GAAP license revenue	43,613	43,747	120,723	118,320
Impact of purchase accounting	—	—	—	—
Non-GAAP license revenue	43,613	43,747	120,723	118,320
Total GAAP revenue	$240,490	$213,277	$685,030	$611,908
Impact of purchase accounting	$2,215	$728	$4,034	$3,289
Total non-GAAP revenue	$242,705	$214,005	$689,064	$615,197

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, except margin data)
GAAP operating income	$34,419	$35,116	$94,544	$79,211
Impact of purchase accounting	2,215	728	4,034	3,289
Stock-based compensation expense and related employer-paid payroll taxes	8,889	160	24,147	332
Amortization of acquired technologies	44,172	43,835	131,961	132,121
Amortization of acquired intangibles	18,015	16,507	51,818	50,288
Acquisition and Sponsor related costs	1,700	5,614	7,457	16,361
Restructuring costs and other	1,586	281	3,982	1,494
Non-GAAP operating income	$110,996	$102,241	$317,943	$283,096
GAAP operating margin	14.3%	16.5%	13.8%	12.9%
Non-GAAP operating margin	45.7%	47.8%	46.1%	46.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, except margin data)
Net income (loss)	$4,393	$(398)	$5,419	$(87,323)
Amortization and depreciation	66,647	64,289	196,687	193,903
Income tax expense (benefit)	2,895	(126)	6,654	(20,045)
Interest expense, net	27,418	35,627	82,977	112,103
Impact of purchase accounting on total revenue	2,215	728	4,034	3,289
Unrealized foreign currency (gains) losses(1)	(807)	202	(907)	13,704
Acquisition and Sponsor related costs	1,700	5,614	7,457	16,361
Debt related costs(2)	94	105	290	61,838
Stock-based compensation expense and related employer-paid payroll taxes	8,889	160	24,147	332
Restructuring costs and other	1,586	281	3,982	1,494
Adjusted EBITDA	$115,030	$106,482	$330,740	$295,656
Adjusted EBITDA margin	47.4%	49.8%	48.0%	48.1%
________________

(1)	Unrealized foreign currency gains primarily relate to the remeasurement of our intercompany loans and to a lesser extent, unrealized foreign currency gains on selected assets and liabilities.

(2)
Debt related costs include fees related to our credit agreements, debt refinancing costs and the related write-off of debt issuance costs. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Liquidity and Capital Resources
Cash and cash equivalents were $221.1 million as of September 30, 2019. Our international subsidiaries held approximately $153.3 million of cash and cash equivalents, of which 77.5% were held in Euros. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution. Effective January 1, 2018, we began recognizing the tax impact of including certain foreign earnings in U.S. taxable income as a period cost.
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
Indebtedness
As of September 30, 2019, our total indebtedness was $2.0 billion, with up to $125.0 million of available borrowings under our revolving credit facility. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.
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

Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$216,846	$166,082
Net cash used in investing activities	(359,537)	(64,739)
Net cash used in financing activities	(13,805)	(97,287)
Effect of exchange rate changes on cash and cash equivalents	(5,064)	(3,439)
Net increase (decrease) in cash and cash equivalents	(161,560)	617
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, the increase in cash provided by operating activities was primarily due to the increase in net income for the period, net of the effect of non-cash items. Changes in our operating assets and liabilities were primarily due to the timing of sales and cash payments and receipts. Cash flow from operations for the nine months ended September 30, 2019 was reduced by $35.6 million of cash paid for taxes which includes an $8.8 million cash payment related to the transition tax as a result of the Tax Act. Cash flow from operations for the nine months ended September 30, 2018 included losses on extinguishment of debt of $60.6 million and a reduction in accrued interest payable of $10.5 million related to our March 2018 debt refinancing.
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
Net cash used in investing activities increased in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to an increase in cash used for acquisitions and a decrease in cash proceeds related to the sale of a cost-method investment and other. The $349.5 million of cash used for acquisitions primarily relates to the acquisition of Samanage in April 2019. See Note 3. Acquisition in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the Samanage acquisition.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, fees related to refinancing our long-term debt, offering costs and proceeds from the issuance of shares of common stock through equity incentive plans.
Net cash used in financing activities decreased in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to deemed gross repayments and borrowings made in connection with the refinancing of our debt agreements in March 2018. Net cash used in financing activities for nine months ended September 30, 2019 includes the proceeds and repayment of the $35.0 million in borrowings under our Revolving Credit Facility and $14.9 million in quarterly principal payments due under our First Lien Credit Agreement. Net cash used in financing activities for nine months ended September 30, 2018 includes debt issuance costs and a redemption premium paid in connection with the redemption and exchange of our second lien floating rate notes in March 2018.
Contractual Obligations and Commitments
As of September 30, 2019, there have been no material changes in our contractual obligations and commitments as of December 31, 2018 that were disclosed in our Annual Report on Form 10-K.

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
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $221.1 million and $382.6 million at September 30, 2019 and December 31, 2018, respectively. Our cash and cash equivalents consist primarily of bank demand deposits at September 30, 2019 and bank demand deposits and money market funds at December 31, 2018. We hold cash, cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2019.
We had total indebtedness with an outstanding principal balance of $2.0 billion at September 30, 2019 and December 31, 2018. Borrowings outstanding under our various credit agreements bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 1% floor. As of September 30, 2019 and December 31, 2018, the annual weighted-average rate on borrowings was 4.79% and 5.27%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.7 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2018 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $2.0 billion U.S. dollar term loans as of September 30, 2019, not subject to market pricing.
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
Our statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, deferred revenue and accounts payable denominated in foreign currencies. Our foreign currency denominated intercompany loan was established as part of the Take Private to provide a conduit to utilize foreign earnings effectively. The gains (losses) associated with the changes in exchange rates on amounts borrowed are unrealized non-cash events. As of July 1, 2018, the foreign currency denominated intercompany loan is designated as long-term due to a change in our investment strategy and the new Tax Act. Therefore, beginning on July 1, 2018, the foreign currency transaction gains and losses resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss). As of September 30, 2019, we determined that the intercompany loan will not be repaid and it was reclassified as a capital contribution.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of September 30, 2019 and December 31, 2018, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three and nine months ended September 30, 2019 and 2018.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
July 1-31, 2019	—	$—	—	$—
August 1-31, 2019	—	—	—	—
September 1-30, 2019	212,400	0.27	—	—
Total	212,400		—
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

SOLARWINDS CORPORATION

Dated:	November 7, 2019	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)