Form 10-K
period 2019-12-31
SolarWinds Corp
filed 2020-02-24
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑  Yes    ☐   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☑   No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s aggregate market value of its shares held by non-affiliates was approximately $825.1 million.
On February 14, 2020, 311,363,356 shares of common stock, par value $0.001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2019 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SOLARWINDS CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “aim,” “anticipate,” “believe,” “continue,” “expect,” “feel,” “intend,” “estimate,” “seek,” “plan,” “may,” “can,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•
expectations regarding our financial condition and results of operations, including revenue, revenue growth, cost of revenue, operating expenses, operating income, non-GAAP revenue, non-GAAP operating income, non-GAAP operating margin, adjusted EBITDA and adjusted EBITDA margin, cash flows and effective income tax rate;

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
Our approach, which we call the “SolarWinds Model,” enables us to market and sell our products directly to network and systems engineers, database administrators, storage administrators, DevOps and service desk professionals and managed service providers, or MSPs. These technology professionals have become empowered to influence the selection, and often the purchase, of products needed to rapidly solve the problems they confront.
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
We have grown while maintaining high levels of operating efficiency. We derive our revenue from a combination of subscription revenue from the sale of our MSP, application performance management and IT service management, or ITSM products, and license and maintenance revenue from the sale of our on-premise network and IT operations management perpetual license products. Over time, we have significantly increased our subscription and maintenance revenue and intend to grow our revenue and cash flow by gaining new customers, increasing penetration within our existing customer base, expanding our international footprint, bringing new products to market and expanding into new markets through organic development and targeted acquisitions.
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
Sell from the Inside
We are committed to selling from the inside. We adhere to a prescriptive process and metrics-based approach that drives predictability and consistency and has helped us add new customers and grow our relationships with existing customers.
The size and organization of our sales force enables us to reach thousands of technology professionals each day. We close the smallest and most simple transactions to our largest and most complex deals efficiently without the need for a traditional outside sales force, product customization or professional services. Our sales team uses a prescriptive approach designed to manage these leads and quickly sell our products pursuant to our standardized pricing and contract terms. We believe our selling motion reflects how our customers prefer to do business.
Focus on the Long-Term Value of the Relationship with Our Customers
When our customers experience the value of our products, our investment in our product portfolio and our responsiveness to their changing needs, they often grow their relationship with us and become our advocates within both their organizations and their networks of technology professionals. The power of our approach is evidenced by the long-term relationships we have with our customers which is reflected in our strong customer retention rates.
Growth Strategies
We intend to extend our leadership in IT infrastructure management and grow our market share in adjacent areas of IT operations with powerful yet easy to use software products designed to manage “all things IT” across hybrid IT environments. The following are key elements of our growth strategy:
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
Increase Our International Footprint
We believe a substantial market opportunity exists to increase our international footprint across all of our product lines. In particular, our application performance management and ITSM products, which are currently sold primarily in North America, have strong international expansion potential. We have made significant investments in recent years to increase our sales and marketing operations internationally, and expect to continue to invest to grow our international sales and global brand awareness.
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
Expand into New Markets Aligned with the SolarWinds Model
We have successfully entered new markets and expanded our product offerings to solve a broader set of challenges for customers. For example, in recent years we broadened our product offerings to address the database, storage, cloud, MSP and ITSM markets. We intend to further expand into markets where our SolarWinds Model provides us with competitive advantages.
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
As of December 31, 2019, we had over 320,000 customers. We define customers as individuals or entities that have purchased one or more of our products under a unique customer identification number since our inception for our perpetual license products and individuals or entities that have an active subscription for at least one of our subscription products. Each unique customer identification number constitutes a separate customer regardless of the amount purchased. We may have multiple purchasers of our products within a single organization, each of which may be assigned a unique customer identification number and deemed a separate customer.
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
Product Portfolio and Technology Platforms
We offer over 50 infrastructure-location agnostic products to monitor and manage network, systems, desktop, application, storage, database, website infrastructures and IT service desks. We intend to continue to innovate and invest in areas of product development that bring new products to market and enhance the functionality, ease of use and integration of our current products. We may also introduce new technology through relationships with other technology companies. We believe this will strengthen the overall value proposition of our products in any IT environment.
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
We believe we have one of the broadest product portfolios of IT monitoring and management software across the industry, providing deep visibility into web, application, database, virtual resources, storage, and network performance. Our products monitor applications and their supporting infrastructure, while remaining infrastructure-location agnostic. Our products monitor applications in the cloud via an agent, agentlessly, or by using information from cloud providers’ APIs.

IT Operations Management
MSP
APM
Network
RMM
Backup
ITSM
Log Analytics
Systems
Database
Security
UEX
Platform Services
Integrations
Access Control
Automation
Alerting
Discovery
Intelligent Reporting
Data Collection

IT Operations Management Products
Targeted for ITOps, DevOps, and IT security Professionals, our IT Operations Management (ITOM) products provide hybrid IT performance management with a deep visibility into applications, IT infrastructures, and the full IT stack, while remaining infrastructure-location agnostic. Our comprehensive ITOM portfolio covers the needs of all IT professionals and their hybrid IT environments. A one-stop shop for IT management, our product capabilities include, network management, infrastructure management, and application performance management to service management and IT security. Our ITOM products include the products we categorized as core IT, cloud management and ITSM products in previous filings. Our decision to combine these products into this new group reflects the desire to align with how our customers think about and use our products to solve the interconnected problems of hybrid IT management.
Our suite of network management software provides real-time visibility into network utilization and bandwidth as well as the ability to quickly detect, diagnose and resolve network performance problems. Our suite of infrastructure management products monitors and analyzes the performance of applications and their supporting infrastructure, including websites, servers, physical, virtual and cloud infrastructure, storage and databases. We also help our customers strengthen their security and compliance posture with our automated network configuration, backup and log and event management products.
Our suite of application performance management software enables visibility into log data, cloud infrastructure metrics, applications, tracing, and web performance management. We sell individual products that address each of these areas, or we also offer AppOptics, which integrates application performance, server infrastructure monitoring, and customer metrics into one unified, cloud-based solution.
Our service management software provides a robust and easy-to use comprehensive, ITIL-compliant service desk solution for companies of all sizes. We help our customers manage their employee service challenge needs whether through simple ticketing or a powerful ITSM solution, removing the manual burden of managing incoming tickets and tracking technology assets with the products cutting-edge automation, artificial intelligence and machine learning capabilities.
Our hybrid IT offerings are highly scalable and can be added alongside existing products in a modular fashion. The integration of our products combines data from multiple parts of the IT stack to provide a single, unified application centric view and customer experience. Our IT operations management products also enable a single dashboard to view real-time application metrics regardless of whether the applications are deployed across multiple data centers or cloud vendors globally.
MSP Products
Our portfolio targeted for MSPs delivers broad, scalable IT service management solutions to enable MSPs to deliver outsourced IT services for their SMB end-customers and more efficiently manage their own businesses. Our core remote monitoring and management software, which remotely monitors desktops, laptops, servers, network and mobile devices across operating systems and platforms, integrates with a broad offering of MSP-focused products on a common platform including endpoint detection and response, patch management, backup, anti-virus, web protection, risk assessment, help desk/service ticketing, password management and application management. We also offer an email protection and archiving platform on a standalone basis that protects businesses from phishing, malware and other email-borne threats.
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
Sales
We refer to our selling motion as “selling from the inside.” This approach is rooted in having our sales organization physically located in our offices, selling online or over the phone, using a prescriptive approach to managing leads and adhering to standardized pricing and contract terms. We close transactions of all sizes and locations through our selling from the inside approach. We do not employ any outside sales personnel.
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
Competition
We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in networks, applications, devices, operating systems and deployment environments result in evolving customer requirements. Our competitors and potential competitors include:

•	large network management and IT vendors such as Cisco Systems, MicroFocus, CA Technologies, IBM and BMC Software; and

•	smaller companies in the cloud and application monitoring and the MSP IT tools markets, where we do not believe that a single or small group of companies has achieved market leadership.
We believe the principal competitive factors in our market are:

•	brand awareness and reputation among technology professionals, including IT professionals, DevOps professionals and MSPs;

•	product capabilities, including scalability, performance and reliability;

•	ability to solve problems for companies of all sizes and infrastructure complexities;

•	ease of use;

•	total cost of ownership;

•	flexible deployment models, including on-premise, in the cloud or in a hybrid environment;

•	strength of sales and marketing efforts; and

•	focus on customer success.
We believe that we compete effectively across these factors as our products and marketing efforts have been designed with these criteria as guideposts.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. As of December 31, 2019, we owned approximately 33 issued U.S. patents and 172 issued foreign patents, with expiration dates ranging from December 2026 to November 2037. We have also filed approximately 58 currently pending patent applications, but we cannot guarantee that patents will be issued with respect to our current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
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

Employees
As of December 31, 2019, we had 3,251 employees, of which 1,161 were employed in the United States and 2,090 were employed outside of the United States. We consider our current relationship with our employees to be good. We are not party to any collective bargaining agreement.
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
Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	our ability to maintain and increase sales to existing customers and to attract new customers;

•	decline in maintenance or subscription renewals;

•	our ability to capture a significant volume of qualified sales leads;

•	our ability to convert qualified sales leads into new business sales at acceptable conversion rates;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and customer acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;

•	fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations;

•	the timing of revenue and expenses related to the development or acquisition of technologies, products or businesses;

•	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

•	the timing and success of new product, enhancements or functionalities introduced by us or our competitors;

•	our ability to obtain, maintain, protect and enforce our intellectual property rights;

•	changes in our pricing or licensing model or those of our competitors;

•	the impact of new accounting pronouncements;

•	occasional large customer orders, including in particular those placed by the U.S. federal government;

•	unpredictability and timing of buying decisions by the U.S. federal government;

•	general economic, industry and market conditions that impact expenditures for enterprise IT management software in the United States and other countries where we sell our software;

•	significant security breaches, technical difficulties or interruptions to our products; and

•	changes in tax rates in jurisdictions in which we operate.
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
In addition, the success of our digital marketing initiatives depends in part on our ability to collect customer data and communicate with existing and potential customers online and through phone calls. As part of the product evaluation trial process and during our sales process, most of our customers agree to receive emails and other communications from us. We also use tracking technologies, including cookies and related technologies, to help us track the activities of the visitors to our websites. However, as discussed in greater detail below, we are subject to a wide variety of data privacy and security laws and regulations in the U.S. and internationally that affect our ability to collect and use customer data and communicate with customers through email and phone calls. Several jurisdictions have proposed or adopted laws that restrict or prohibit unsolicited email or “spam” or regulate the use of cookies, including the European Union’s General Data Protection Regulation. These new laws and regulations may impose significant monetary penalties for violations and complex and often burdensome requirements in connection with sending commercial email or other data-driven marketing practices. As a result of such regulation, we may be required to modify or discontinue our existing marketing practices, which could increase our marketing costs.
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
We offer and sell our products to two main groups of customers: technology professionals, who use our ITOM products to manage their organization’s own IT infrastructure, and managed service providers, or MSPs, who use our MSP products to manage their end clients’ IT infrastructure. In addition to the growth in our ITOM offerings since our inception, since 2013, we have also devoted significant resources to expanding our MSP offerings. If we fail to continue to add MSP customers, our business and operating results may be harmed.
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
Our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. We increased our total number of employees to 3,251 as of December 31, 2019 from 2,738 as of December 31, 2018. While we intend to further expand our overall business, customer base, and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business generally and our management of a growing workforce and customer base geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to customers located outside of the United States, our business is susceptible to risks associated with international operations.
We have international operations in the Republic of Ireland, the United Kingdom, Canada, the Czech Republic, Poland, Belarus, Romania, Austria, Germany, Portugal, the Netherlands, Sweden, Switzerland, Israel, Australia, Japan, Singapore and the Philippines and we market and sell our products worldwide. We expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:

•	fluctuations in currency exchange rates (which we hedge only to a limited extent at this time);

•	the complexity of, or changes in, foreign regulatory requirements;

•	difficulties in managing the staffing of international operations, including compliance with local labor and employment laws and regulations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, overlapping tax regimes, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on resellers and distributors to increase customer acquisition or drive localization efforts;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	longer sales cycles;

•	political, social and economic instability;

•	war, terrorist attacks and security concerns in general;

•
reduced or varied protection for intellectual property rights in some countries and the risk of potential theft or compromise of our technology, data or intellectual property in connection with our international operations, whether by state-sponsored malfeasance or other foreign entities or individuals;

•	laws and policies of the U.S. and other jurisdictions affecting international trade (including import and export control laws, tariffs and trade barriers);

•	the risk of U.S. regulation of foreign operations; and

•	other factors beyond our control such as natural disasters and pandemics.
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
In June 2016, the United Kingdom’s electorate voted in a referendum to voluntarily depart from the European Union, commonly referred to as “Brexit.” The United Kingdom approved the Withdrawal Agreement and left the European Union on January 31, 2020. We are monitoring developments related to Brexit during the transition period and the potential effects of Brexit on our business remain unclear. Since we have operations in the UK and Europe, Brexit could potentially have corporate structural consequences, adversely change tax benefits or liabilities and disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.
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
We face competition from both large network management and IT vendors offering enterprise-wide software frameworks and services and smaller companies in the cloud and application monitoring and the MSP IT tools markets. We also compete with network equipment vendors and IT operations management product providers, as well as infrastructure providers and their native applications, whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include large network management and IT vendors such as Cisco Systems, Inc., Micro Focus International plc, CA, Inc., International Business Machines Corporation and BMC Software, Inc., and smaller companies in the cloud and application monitoring and the MSP IT tools markets, where we do not believe that a single or small group of companies has achieved market leadership.
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
We are heavily dependent on our technology infrastructure to sell our products and operate our business, and our customers rely on our technology to help manage their own IT infrastructure. Our systems and those of our third-party service providers are vulnerable to damage or interruption from natural disasters, fire, power loss, telecommunication failures, traditional computer “hackers,” malicious code (such as viruses and worms), employee or contractor theft or misuse, and denial-of-service attacks, as well as sophisticated nation-state and nation-state-supported actors (including advanced persistent threat intrusions). The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hacks, foreign governments, and cyber terrorists, has generally increased the number, intensity and sophistication of attempted attacks, and intrusions from around the world have increased. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems.
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
The foregoing security problems could result in, among other consequences, damage to our own systems or our customers’ IT infrastructure or the loss or theft of our or our customers’ proprietary or other sensitive information. The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede sales of our products or other critical functions. We could lose existing or potential customers in connection with any actual or perceived security vulnerabilities in our websites or our products.
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
We have made significant investments in our operations to support additional growth, such as hiring substantial numbers of new personnel, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. We have made substantial investments in recent years to increase our sales and marketing operations in the EMEA and APAC regions and expect to continue to invest to grow our international sales and global brand awareness. We also expect to continue to invest to grow our research and development organization, particularly internationally. We have made multiple acquisitions in recent years and expect these acquisitions will continue to increase our operating expenses in future periods. These investments may not yield increased revenue, and even if they do, the increased revenue may not offset the amount of the investments. We also expect to continue to pursue acquisitions in order to expand our presence in current markets or new markets, many or all of which may increase our operating costs more than our revenue. As a result of any of these factors, our operating income could fluctuate and may continue to decline as a percentage of revenue relative to our prior annual periods.
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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state breach notification laws. If we experience a security incident with personal data issue, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any customers whose information was stolen, which could harm our reputation and business. Other states and countries have enacted different requirements for protecting personal information collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our customers, including, but not limited to, the European Union’s recently enacted General Data Protection Regulation, which came into force in May 2018 and created a range of new compliance obligations, and significantly increased financial penalties for noncompliance.
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
We provide certain of our application performance management, MSP and ITSM products through third-party data center hosting facilities located in the United States and other countries. While we control and have access to our servers and all of the components of our network that are located in such third-party data centers, we do not control the operation of these facilities. Following expiration of the current agreement terms, the owners of the data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruptions in connection with doing so.
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
As of December 31, 2019, we had approximately 33 issued U.S. patents and have also filed patent applications, but patents may not be issued with respect to these applications. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.
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
We entered into credit agreements in 2016 and 2018. Although we used a portion of the proceeds from our initial public offering to repay $315.0 million in borrowings outstanding, plus accrued interest, under our second lien term loan, as of December 31, 2019, our total indebtedness was $2.0 billion and we had $125.0 million available for additional borrowing under our credit facilities. Our net interest expense during the years ended December 31, 2019, 2018 and 2017 was approximately $108.1 million, $142.0 million and $169.8 million, respectively.
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
Borrowings under our credit facilities are subject to variable rates of interest and expose us to interest rate risk. Borrowings outstanding under our various credit agreements currently bear interest at variable rates equal to applicable margins plus specified base rates or London Interbank Offered Rate, or LIBOR, with a 1% floor. LIBOR will likely be phased out as a benchmark interest rate by the end of 2021. The transition to a new reference rate will require broad acceptance by the financial markets. Currently, there is no agreed upon replacement rate; however, our credit agreement allows for our LIBOR tenor elections to be replaced at that time by the accepted market rate. The Company may also elect to convert our borrowings at a specified base rate.
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
See Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II of this Annual Report on Form 10-K for additional information regarding our interest rate risk.
Failure to maintain proper and effective internal controls could have a material adverse effect on our business, operating results and stock price.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our initial public offering, provide a management report on internal control over financial reporting. Having transitioned out of emerging growth company in 2019, we also are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
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
Additionally, the U.S. Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”) which was enacted on December 22, 2017, requires complex computations to be performed, significant judgments to be made in the interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department continues to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered. As additional guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
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
Furthermore, because we have ceased to be an emerging growth company as of December 31, 2019, we are now required to have our independent registered public accounting firm attest to the effectiveness of our internal controls. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently, including if we acquire additional businesses and integrate their operations. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with GAAP. We continue to evaluate opportunities to further strengthen the effectiveness and efficiency of our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act. If we make additional acquisitions, we will need to similarly assess and ensure the adequacy of the internal financial and accounting controls and procedures of such acquisitions. If we fail to maintain proper and effective internal controls, including with respect to acquired businesses, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2019, we had 311,306,535 shares of common stock outstanding.
In addition, as of December 31, 2019, there were 2,105,825 shares of common stock subject to outstanding options, 6,621,884 shares of common stock to be issued upon the vesting of outstanding restricted stock units and 1,004,026 shares of common stock to be issued upon the vesting of outstanding performance stock units. We have registered all of the shares of common stock issuable upon the exercise of outstanding options, upon the vesting of outstanding restricted stock units and performance stock units and upon exercise of settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to compliance with applicable securities laws.
Furthermore, holders of approximately 260 million shares of our common stock have certain rights with respect to the registration of such shares (and any additional shares acquired by such holders in the future) under the Securities Act.
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
The Sponsors beneficially owned in the aggregate 83.6% of our common stock as of December 31, 2019. The Sponsors have entered into a stockholders’ agreement whereby they each agreed, among other things, to vote the shares each beneficially owns in favor of the director nominees designated by Silver Lake and Thoma Bravo, respectively. As a result, Silver Lake and Thoma

Bravo could exert significant influence over our operations and business strategy and would together have sufficient voting power to effectively control the outcome of matters requiring stockholder approval. These matters may include:

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol "SWI" since October 19, 2018. Prior to that date, there was no public trading market for our common stock. Our initial public offering, or IPO, was priced at $15.00 per share on October 18, 2018.
On February 14, 2020, the last reported sales price of our common stock on the NYSE was $18.57 per share and, as of February 14, 2020 there were 102 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
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
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the period between October 19, 2018 (the date of our IPO) and December 31, 2019, with the cumulative total return of (i) the Russell Midcap Index and (ii) the Nasdaq Computer Index, or the Industry Index. This graph assumes the investment of $100 at market close on October 19, 2018 in our common stock, the Russell Midcap Index and the Industry Index, and assumes the reinvestment of dividends, if any. The Industry Index consists of NASDAQ-listed computer hardware and software companies that provide products or services. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Issuer Purchases of Securities
During the fourth quarter of the fiscal year covered by this report, the Company repurchased shares of its common stock as follows.

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
October 1-31, 2019	—	$—	—	$—
November 1-30, 2019	14,800	0.27	—	—
December 1-31, 2019	42,500	1.56	—	—
Total	57,300		—
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
The selected consolidated statements of operations presented below from January 1, 2016 to February 4, 2016 relate to the Predecessor. The selected consolidated statements of operations presented below for the periods from February 5, 2016 to December 31, 2019 and the consolidated balance sheet data as of December 31, 2019, 2018, 2017 and 2016, relate to the Successor.
We have derived the following consolidated statement of operations for 2019, 2018 and 2017 and consolidated balance sheet data as of December 31, 2019 and 2018 from audited consolidated financial statements that are included in this Annual Report on Form 10-K. We have derived the following consolidated statement of operations for the Predecessor and Successor 2016 periods and consolidated balance sheet data as of December 31, 2017 and 2016 from audited consolidated financial statements included in our other SEC filings and not included in this Annual Report.
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
Adoption of the New Revenue Recognition Standard
Effective January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, No. 2014-09 “Revenue from Contracts with Customers,” or ASC 606, using the modified retrospective method. Results for reporting periods beginning after January 1, 2019 are presented in compliance with the new revenue recognition standard ASC 606. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605“Revenue Recognition,” or ASC 605.
Adoption of the New Lease Accounting Standard
Effective December 31, 2019, as we no longer qualify as an emerging growth company, we retroactively adopted the FASB ASC No. 2016-02 “Leases,” or ASC 842, as of January 1, 2019 using the optional transition method in which an entity can apply the new standard at the adoption date without adjusting comparative prior periods. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior lease accounting standard. The adoption of the new standard resulted in leases currently designated as operating leases being reported on our consolidated balance sheet at their net present value, which increased total assets and total liabilities.
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a full description of implementation impacts of ASC 606 and ASC 842.

Consolidated Statement of Operations Data:
	Successor			Combined(1)	Successor(1)	Predecessor
	Year Ended December 31,			(Unaudited) Year Ended December 31,	Period From February 5 Through December 31,	Period From January 1 Through February 4,
	2019	2018	2017	2016	2016	2016
		(in thousands, except per share data)
Revenue:
Subscription	$320,747	$265,591	$213,754	$133,511	$126,960	$6,551
Maintenance	446,450	402,938	357,630	174,734	145,234	29,500
Total recurring revenue	767,197	668,529	571,384	308,245	272,194	36,051
License	165,328	164,560	156,633	161,176	149,900	11,276
Total revenue	932,525	833,089	728,017	469,421	422,094	47,327
Cost of revenue:
Cost of recurring revenue	79,571	70,744	60,698	55,789	46,238	9,551
Amortization of acquired technologies	175,883	175,991	171,033	149,703	147,517	2,186
Total cost of revenue	255,454	246,735	231,731	205,492	193,755	11,737
Gross profit	677,071	586,354	496,286	263,929	228,339	35,590
Operating expenses:
Sales and marketing	264,199	227,468	205,631	212,419	165,355	47,064
Research and development	110,362	96,272	86,618	97,989	65,806	32,183
General and administrative	97,525	80,641	67,303	150,647	71,011	79,636
Amortization of acquired intangibles	69,812	66,788	67,080	59,470	58,553	917
Total operating expenses	541,898	471,169	426,632	520,525	360,725	159,800
Operating income (loss)	135,173	115,185	69,654	(256,596)	(132,386)	(124,210)
Other income (expense):
Interest expense, net	(108,071)	(142,008)	(169,786)	(170,373)	(169,900)	(473)
Other income (expense), net	402	(94,887)	38,664	(57,243)	(56,959)	(284)
Total other income (expense)	(107,669)	(236,895)	(131,122)	(227,616)	(226,859)	(757)
Income (loss) before income taxes	27,504	(121,710)	(61,468)	(484,212)	(359,245)	(124,967)
Income tax expense (benefit)	8,862	(19,644)	22,398	(149,807)	(96,651)	(53,156)
Net income (loss)	$18,642	$(102,066)	$(83,866)	$(334,405)	$(262,594)	$(71,811)
Net income (loss) available to common stockholders	$18,441	$364,635	$(351,873)	$(552,309)	$(480,498)	$(71,811)
Net income (loss) available to common stockholders per share:
Basic earnings (loss) per share	$0.06	$2.60	$(3.50)		$(4.98)	$(1.00)
Diluted earnings (loss) per share	$0.06	$2.56	$(3.50)		$(4.98)	$(1.00)
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share	306,768	140,301	100,433		96,465	71,989
Shares used in computation of diluted earnings (loss) per share	311,168	142,541	100,433		96,465	71,989

Consolidated Balance Sheet Data:
	As of December 31,
	2019	2018	2017	2016

	(in thousands)
Cash and cash equivalents	$173,372	$382,620	$277,716	$101,643
Working capital, excluding deferred revenue	209,113	402,639	302,012	158,637
Total assets	5,310,742	5,194,649	5,327,064	5,202,689
Deferred revenue, current and non-current portion (2)	343,400	296,132	261,791	217,722
Long-term debt, net of current portion	1,893,406	1,904,072	2,245,622	2,242,892
Total liabilities	2,661,220	2,578,549	2,909,938	2,842,828
Redeemable convertible Class A common stock (3)	—	—	3,146,887	2,879,504
Total stockholders’ equity (deficit) (3)	2,649,522	2,616,100	(729,761)	(519,643)
________________

(1)	The operating results of LOGICnow are included in our consolidated financial statements from the acquisition date of May 27, 2016 to December 31, 2016.

(2)
At December 31, 2019, 2017 and 2016, deferred revenue reflects a write-down of $2.7 million, $3.0 million and $14.8 million, respectively, associated with purchase accounting adjustments. These cumulative purchase price adjustments did not have an impact on the December 31, 2018 deferred revenue balances.

(3)
At the completion of our IPO in October 2018, we converted each outstanding share of our Class A common stock into 140,053,370 shares of common stock equal to the result of the liquidation value of such share of Class A common stock, divided by $19.00 per share. At the time of the conversion of the Class A common stock, we also converted $717.4 million of accrued and unpaid dividends on the Class A common stock into 37,758,109 shares of common stock equal to the result of the accrued and unpaid dividends on each share of Class A common stock, divided by $19.00 per share. See Note 10. Redeemable Convertible Class A Common Stock in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the conversion of the Class A common stock.

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
We offer over 50 infrastructure-location agnostic products to monitor and manage network, systems, desktop, application, storage, database, website infrastructures and IT service desks. We intend to continue to innovate and invest in areas of product development that bring new products to market and enhance the functionality, ease of use and integration of our current products. We believe this will strengthen the overall value proposition of our products in any IT environment.
Financial Highlights
Our approach, which we call the “SolarWinds Model,” is based on our commitment to building a business that is focused on growth and profitability. Below are our key financial highlights for the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Revenue
Our total revenue was $932.5 million and $833.1 million for the years ended December 31, 2019 and 2018, respectively. Our non-GAAP total revenue, which excludes the impact of purchase accounting, was $938.5 million and $836.8 million for the years ended December 31, 2019 and 2018, respectively. Recurring revenue, which consists of subscription and maintenance revenue, represented approximately 82% of our total revenue for the year ended December 31, 2019 compared to 80% for the year ended December 31, 2018. We have increased our recurring revenue as a result of the growth in our subscription sales and the continued growth of our maintenance revenue.
We use Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, to evaluate the results of our recurring revenue model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. As of December 31, 2019, Subscription ARR was $370.3 million, up from $283.5 million as of December 31, 2018. Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of December 31, 2019, Total ARR was $845.1 million, up from $709.7 million as of December 31, 2018.
As of December 31, 2019, we had over 320,000 customers. The SolarWinds Model allows us to both sell to a broad group of potential customers and close large transactions with significant customers. We increased our customer base by over 25,000 new customers in 2019 organically and through acquisitions. While some customers may spend as little as $100 with us over a twelve-month period, we had 897 customers who had spent more than $100,000 with us for the year ended December 31, 2019.
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
Our license revenue has declined as a percentage of total revenue primarily due to the higher growth of our recurring revenue and represented approximately 18% of our total revenue in 2019. We believe we have the potential to grow license revenue over time as we continue to invest in international sales growth, new product development and enhancements and increased productivity and efficiency of our sales and marketing operations.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the year ended December 31, 2019 was $18.6 million compared to a net loss of $102.1 million for the year ended December 31, 2018. Our Adjusted EBITDA was $453.6 million and $407.5 million for the years ended December 31, 2019 and 2018, respectively.

Cash Flow
We are building our business to generate strong cash flow over the long term. For the years ended December 31, 2019 and 2018, cash flows from operations were $299.9 million and $254.1 million, respectively. During those periods, our cash flows from operations were reduced by cash payments for interest on our long-term debt of $100.5 million and $142.9 million, respectively and cash payments for income taxes of $48.0 million and $9.0 million, respectively.
Acquisitions
Samanage
On April 30, 2019, we acquired SAManage Ltd., or Samanage, an IT service desk solution company, for approximately $342.1 million. By acquiring Samanage, we entered the IT service management, or ITSM, market and based on the acquired technology introduced the SaaS-based service desk solution, SolarWinds Service Desk, into our product portfolio.
VividCortex
On December 10, 2019, we acquired VividCortex, Inc., or VividCortex, a SaaS-based database performance management solution company, for approximately $117.6 million.
See Note 3. Acquisitions in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion of our acquisitions.
Initial Public Offering and Follow-On Offering by Selling Stockholders
In October 2018, we completed our IPO, in which we sold and issued 25,000,000 shares of our common stock at an issue price of $15.00 per share. We raised a total of $375.0 million in gross proceeds from the offering, or approximately $353.0 million in net proceeds after deducting underwriting discounts and commissions of $17.8 million and offering-related expenses of approximately $4.2 million. A portion of the net proceeds from the offering were used to repay the $315.0 million in borrowings outstanding under our second lien term loan.
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

▪
Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings, and to a lesser extent, our time-based license arrangements. Subscription revenue includes sales of our MSP, application performance management and ITSM products. We generally recognize revenue ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. Our revenue from MSP products increases with the addition of end customers served by our MSP customers, the proliferation of devices managed by those MSPs and the expansion of products used by those MSPs to manage end customers’ IT infrastructures.

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

•
License Revenue. We derive license revenue from sales of perpetual licenses of our products to new and existing customers. We include one year of maintenance services as part of our customers’ initial license purchase. License revenue is recognized at a point in time upon delivery of the electronic license key. We allocate revenue to the license component based upon our estimated standalone selling prices, which is derived by evaluating our historical pricing and discounting practices in observable bundled transactions.
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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of December 31, 2019 was 3,251, as compared to 2,738 as of December 31, 2018. Our stock-based compensation expense has increased in periods subsequent to our initial public offering due to equity awards granted to our employees and directors.

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
We established a foreign currency denominated intercompany loan as part of the Take Private to provide a conduit to utilize foreign earnings effectively. The gains (losses) associated with the changes in exchange rates on amounts borrowed were unrealized non-cash events. As of July 1, 2018, this foreign currency denominated intercompany loan was designated as long-term due to a change in our investment strategy and the new Tax Act. Therefore, beginning on July 1, 2018, the foreign currency transaction gains and losses resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss). As of December 31, 2019, we determined that the intercompany loan will not be repaid and it was reclassified as a capital contribution.
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
Comparison of the Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Subscription	$320,747	34.4%	$265,591	31.9%	$55,156
Maintenance	446,450	47.9	402,938	48.4	43,512
Total recurring revenue	767,197	82.3	668,529	80.2	98,668
License	165,328	17.7	164,560	19.8	768
Total revenue	$932,525	100.0%	$833,089	100.0%	$99,436
In the first quarter of 2019, we adopted ASC 606 “Revenue from Contracts with Customers,” which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,” including prescriptive industry-specific guidance. We adopted ASC 606 using the modified-retrospective method therefore, results for the year ended December 31, 2019 are presented in compliance with ASC 606 and historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under ASC 605. The impact of the adoption of ASC 606 on our total revenue for the year ended December 31, 2019 was insignificant. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a full description of implementation impact of ASC 606 including the presentation of financial results for the year ended December 31, 2019 under ASC 605 for comparison to the prior year period.
Total revenue increased $99.4 million, or 11.9%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Revenue from North America was approximately 66% and 65% of total revenue for the years ended December 31, 2019 and 2018, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $55.2 million, or 20.8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to sales of additional MSP products, with additional contribution from our acquired SolarWinds Service Desk product. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. Our subscription revenue increased as a percentage of our total revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Our net retention rate for our subscription products was approximately 105% for each of the trailing twelve-month periods ended December 31, 2019 and 2018 and was driven primarily by strong customer retention in our MSP products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $43.5 million, or 10.8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a growing maintenance renewal customer base from sales of our perpetual license products, strong maintenance renewal rates and to a lesser extent, a maintenance price increase.
Our maintenance renewal rate for our perpetual license products was approximately 94% and 95%, respectively, for the trailing twelve-month periods ended December 31, 2019 and 2018. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue increased $0.8 million, or 0.5%, due to increased sales of our licensed products in our international locations, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.

Cost of Revenue

	Year Ended December 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Cost of recurring revenue	$79,571	8.5%	$70,744	8.5%	$8,827
Amortization of acquired technologies	175,883	18.9	175,991	21.1	(108)
Total cost of revenue	$255,454	27.4%	$246,735	29.6%	$8,719
Total cost of revenue increased in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to increases in personnel costs to support new customers and additional product offerings of $4.9 million, which includes a $1.5 million increase in stock-based compensation expense, public cloud infrastructure and hosting fees related to our subscription products of $1.6 million and depreciation and other amortization of $2.1 million. Amortization of acquired technologies includes $163.6 million and $165.6 million of amortization related to the Take Private for the years ended December 31, 2019 and 2018, respectively.
Operating Expenses

	Year Ended December 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Sales and marketing	$264,199	28.3%	$227,468	27.3%	$36,731
Research and development	110,362	11.8	96,272	11.6	14,090
General and administrative	97,525	10.5	80,641	9.7	16,884
Amortization of acquired intangibles	69,812	7.5	66,788	8.0	3,024
Total operating expenses	$541,898	58.1%	$471,169	56.6%	$70,729
Sales and Marketing. Sales and marketing expenses increased $36.7 million, or 16.1%, primarily due to increases in personnel costs of $21.9 million, which includes an increase of $9.4 million in stock-based compensation expense and increases in marketing program costs of $12.5 million. We increased our sales and marketing employee headcount to support the sales of additional products and growth in the business and through the acquisition of Samanage. Sales and marketing expense for the year ended December 31, 2019 would have been approximately $5.3 million higher under ASC 605 due to the impact of the capitalization and amortization of commission expense under ASC 606. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of the impact of the adoption of ASC 606.
Research and Development. Research and development expenses increased $14.1 million, or 14.6%, primarily due to an increase in personnel costs of $14.5 million, which includes an increase in stock-based compensation expense of $7.9 million, partially offset by a reduction in acquisition and Take Private related costs of $1.7 million. We increased our worldwide research and development employee headcount through the acquisition of Samanage and to expedite delivery of product enhancements and new product offerings to our customers.
General and Administrative. General and administrative expenses increased $16.9 million, or 20.9%, primarily due to a $15.0 million increase in personnel costs, which includes a $10.6 million increase in stock-based compensation expense, a $5.6 million increase in professional fees and other public company costs and a $4.8 million increase in acquisition and restructuring costs. These increases were partially offset by a decrease of $8.3 million related to management fees payable to our Sponsors that were eliminated upon the completion of our initial public offering in October 2018 and a $1.6 million decrease in offering costs.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $3.0 million, or 4.5%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to amortization related to the Samanage acquisition. See Note 3. Acquisitions in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our acquisitions including the intangible assets acquired. Amortization of intangible assets includes $47.4 million and $48.2 million of amortization related to the Take Private for the years ended December 31, 2019 and 2018, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Interest Expense, Net

	Year Ended December 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Interest expense, net	$(108,071)	(11.6)%	$(142,008)	(17.0)%	$33,937
Interest expense, net decreased by $33.9 million, or 23.9%, in the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in interest expense is primarily due to the repayment of $315.0 million in outstanding borrowings under our second lien term loan in October 2018 and the reduction in the interest rate spread under our credit facilities resulting from our IPO and the refinancing transaction we completed in March 2018. See Note 9. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
Other Income (Expense), Net

	Year Ended December 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Unrealized net transaction gains (losses) related to remeasurement of intercompany loans	$301	—%	$(12,565)	(1.5)%	$12,866
Loss on extinguishment of debt	—	—	(80,137)	(9.6)	80,137
Other income (expense)	101	—	(2,185)	(0.3)	2,286
Total other income (expense), net	$402	—%	$(94,887)	(11.4)%	$95,289
Other income (expense), net increased by $95.3 million in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a loss of $80.1 million on extinguishment of debt related to the refinancing of our credit facilities in March 2018 and the impact of changes in foreign currency exchange rates related to various intercompany loans and accounts for the period.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

		(in thousands, except percentages)
Income (loss) before income taxes	$27,504	2.9%	$(121,710)	(14.6)%	$149,214
Income tax expense (benefit)	8,862	1.0	(19,644)	(2.4)	28,506
Effective tax rate	32.2%		16.1%		16.1%
Our income tax expense for the year ended December 31, 2019 increased by $28.5 million as compared to the year ended December 31, 2018 primarily as a result of an increase in the income before income taxes for the period. The effective tax rate increased by 16.1% for the period primarily due to the impact of having a full valuation allowance against the deferred tax assets related to the current period losses from the recent Samanage acquisition, partially offset by the foreign-derived intangible income deduction. For additional discussion about our income taxes, see Note 15. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2018 and 2017
For a comparison of our results of operations for the years ended December 31, 2018 and 2017, see “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 25, 2019.
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
Non-GAAP Revenue
We define non-GAAP subscription revenue, non-GAAP maintenance revenue, non-GAAP license revenue and non-GAAP total revenue, as subscription revenue, maintenance revenue, license revenue and total revenue, respectively, excluding the impact of purchase accounting from our Take Private transaction in early 2016 and acquisitions. We monitor these measures to assess our performance because we believe our revenue growth rates would be overstated without these adjustments. We believe presenting non-GAAP subscription revenue, non-GAAP maintenance revenue, non-GAAP license revenue and non-GAAP total revenue aids in the comparability between periods and in assessing our overall operating performance.

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Revenue:
GAAP subscription revenue	$320,747	$265,591	$213,754
Impact of purchase accounting	5,930	1,166	1,464
Non-GAAP subscription revenue	326,677	266,757	215,218
GAAP maintenance revenue	446,450	402,938	357,630
Impact of purchase accounting	—	2,550	11,514
Non-GAAP maintenance revenue	446,450	405,488	369,144
GAAP total recurring revenue	767,197	668,529	571,384
Impact of purchase accounting	5,930	3,716	12,978
Non-GAAP total recurring revenue	773,127	672,245	584,362
GAAP license revenue	165,328	164,560	156,633
Impact of purchase accounting	—	—	3
Non-GAAP license revenue	165,328	164,560	156,636
Total GAAP revenue	$932,525	$833,089	$728,017
Impact of purchase accounting	$5,930	$3,716	$12,981
Total non-GAAP revenue	$938,455	$836,805	$740,998

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

•
Stock-Based Compensation Expense and Related Employer-Paid Payroll Taxes. We provide non-GAAP information that excludes expenses related to stock-based compensation and related employer-paid payroll taxes. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Employer-paid payroll taxes on stock-based compensation is dependent on our stock price and the timing of the taxable events related to the equity awards, over which our management has little control, and does not correlate to the core operation of our business. Because of these unique characteristics of stock-based compensation and related employer-paid payroll taxes, management excludes these expenses when analyzing the organization’s business performance.

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

	Year Ended December 31,
	2019	2018	2017

	(in thousands, except margin data)
GAAP operating income	$135,173	$115,185	$69,654
Impact of purchase accounting	5,930	3,716	12,981
Stock-based compensation expense and related employer-paid payroll taxes	35,270	5,833	80
Amortization of acquired technologies	175,883	175,991	171,033
Amortization of acquired intangibles	69,812	66,788	67,080
Acquisition and Sponsor related costs	8,544	20,401	23,580
Restructuring costs and other	5,598	2,999	2,858
Non-GAAP operating income	$436,210	$390,913	$347,266
GAAP operating margin	14.5%	13.8%	9.6%
Non-GAAP operating margin	46.5%	46.7%	46.9%

Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding the impact of purchase accounting on total revenue, amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring and other charges, acquisition and Sponsor related costs, interest expense, net, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by non-GAAP revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA excludes the impact of the write-down of deferred revenue due to purchase accounting in connection with our acquisition, and therefore includes revenue that will never be recognized under GAAP; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

	Year Ended December 31,
	2019	2018	2017

	(in thousands, except margin data)
Net income (loss)	$18,642	$(102,066)	$(83,866)
Amortization and depreciation	263,244	258,362	250,876
Income tax expense (benefit)	8,862	(19,644)	22,398
Interest expense, net	108,071	142,008	169,786
Impact of purchase accounting on total revenue	5,930	3,716	12,981
Unrealized foreign currency (gains) losses(1)	(913)	14,367	(56,368)
Acquisition and Sponsor related costs	8,544	20,401	23,580
Debt related costs(2)	385	81,535	19,546
Stock-based compensation expense and related employer-paid payroll taxes	35,270	5,833	80
Restructuring costs and other	5,598	2,999	2,858
Adjusted EBITDA	$453,633	$407,511	$361,871
Adjusted EBITDA margin	48.3%	48.7%	48.8%
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

Liquidity and Capital Resources
Cash and cash equivalents were $173.4 million as of December 31, 2019. Our international subsidiaries held approximately $134.6 million of cash and cash equivalents, of which 71.9% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
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
Indebtedness
As of December 31, 2019, our total indebtedness was $2.0 billion, with up to $125.0 million of available borrowings under our revolving credit facility. See Note 9. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
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
Summary of Cash Flows
Summarized cash flow information is as follows:

	Year Ended December 31,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$299,907	$254,142
Net cash used in investing activities	(482,453)	(67,993)
Net cash used in financing activities	(25,624)	(75,724)
Effect of exchange rate changes on cash and cash equivalents	(1,078)	(5,521)
Net increase (decrease) in cash and cash equivalents	(209,248)	104,904

Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For 2019 compared to 2018, the increase in cash provided by operating activities was primarily due to an increase in net income adjusted for the net effect of non-cash items. The net cash inflow resulting from the changes in our operating assets and liabilities was $12.9 million for 2019 as compared to $3.0 million in 2018 and was primarily due to the timing of sales and cash payments and receipts. Cash flow from operations for the year ended December 31, 2019 was reduced by $48.0 million of cash paid for taxes which includes an $8.8 million cash payment related to the transition tax as a result of the Tax Act. Cash flow from operations for the year ended December 31, 2018 included losses on extinguishment of debt of $80.1 million and a reduction in accrued interest payable related to our March 2018 debt refinancing and October 2018 repayment of our Second Lien Credit Facility.
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
Net cash used in investing activities increased in 2019 compared to 2018 due to an increase in cash used for acquisitions and a reduction in cash proceeds related to the sale of a cost-method investment and other. In 2019, we completed acquisitions for a combined purchase price of approximately $462.4 million, net of cash acquired. See Note 3. Acquisitions in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our acquisitions.
Financing Activities
Excluding the proceeds from our IPO in 2018, financing cash flows consist primarily of issuance and repayments associated with our long-term debt, fees related to refinancing our long-term debt, proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of common stock.
Net cash used in financing activities decreased in 2019 compared to 2018 primarily due to activity in 2018 related to deemed gross repayments and borrowings made in connection with the refinancing of our debt agreements in March 2018 and the repayment of our Second Lien Credit Facility, offset by proceeds from the issuance of common stock from our IPO. Net cash used in financing activities in 2019 includes the proceeds and repayment of $35.0 million in borrowings under our Revolving Credit Facility and $19.9 million in quarterly principal payments under our First Lien Credit Agreement. In addition, we withheld and retired shares of common stock to satisfy $7.3 million of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our consolidated financial statements.

Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2019 that require us to make future cash payments:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Long-term debt obligations(1)	$1,950,200	$19,900	$39,800	$1,890,500	$—
Cash interest expense(1)	361,207	89,854	176,462	94,891	—
Operating leases(2)	130,069	17,489	33,774	30,154	48,652
Purchase obligations(3)	77,145	74,070	3,075	—	—
Transition tax payable(4)	95,699	8,893	17,785	35,415	33,606
Total(5)	$2,614,320	$210,206	$270,896	$2,050,960	$82,258
________________

(1)	Represents principal maturities of our Senior Secured First Lien Credit Facility in effect at December 31, 2019. The estimated cash interest expense is based upon an interest rate of 4.55%.

(2)
Represents maturities of operating lease liabilities, see Note 7. Leases in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details. As of December 31, 2019, we had various lease agreements in which the lease did not commence prior to year-end and therefore the lease liabilities had not been recorded in our consolidated balance sheet. The future minimum lease payments under these leases is approximately $52.0 million over lease terms of two to eleven years.

(3)
Purchase obligations primarily represent outstanding purchase orders for purchases of software license and support fees, marketing activities, public cloud infrastructure and hosting fees, corporate health insurance costs, accounting, legal and contractor fees and computer hardware and software costs.

(4)
Represents the provisional one–time transition tax as a result of the Tax Act which we have elected to pay over eight years. See Note 15. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details.

(5)
Other long-term obligations on our balance sheet at December 31, 2019 included non-current income tax liabilities of $31.1 million, which are primarily related to unrecognized tax benefits. We have not included this amount in the table above because we cannot reasonably estimate the period during which this obligation may be incurred, if at all.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment and estimates are critical to understanding our historical and future performance, as these policies relate to the more significant areas of our financial results. These critical accounting policies are:

•	the valuation of goodwill, intangibles, long-lived assets and contingent consideration;

•	revenue recognition;

•	stock-based compensation; and

•	income taxes.
Acquisitions
The purchase price of our acquired businesses is allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third-party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. The valuation estimates and assumptions are based on historical experience and information obtained from management, and also include, but are not limited to, future expected cash flows earned from the intangible asset and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill
An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the quantitative impairment test which considers the fair value of the reporting unit compared with the carrying value on the date of the test. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. In the fourth quarter of 2019 and 2018, we performed our annual review of goodwill and concluded that no impairment existed for our reporting units during any of the periods presented. No impairment charges have been required to date.
Identifiable Intangible Assets
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
We identify performance obligations in a contract based on the goods and services that will be transferred to the customer that are identifiable from other promises in the contract, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Our performance obligations primarily include perpetual and time-based licenses, maintenance support including unspecified upgrades or enhancements to new versions of our software products and SaaS offerings.
We allocate the transaction price of the contract to each distinct performance obligation based on a relative standalone selling price basis. Determining standalone selling prices for our performance obligations requires judgment and are based on multiple factors including, but not limited to historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels. For our subscription products and maintenance services, our standalone selling prices are generally observable using standalone sales or renewals. For our perpetual and time-based license products, given there are no observable standalone sales, we estimate our standalone selling prices by evaluating our historical pricing and discounting practices in observable bundled transactions. We review the standalone selling price for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.
Stock-Based Compensation
We have granted our employees, directors and certain contractors stock-based incentive awards. Our stock awards vest on service-based or performance-based vesting conditions. These awards are in the form of stock options, restricted stock and restricted stock units. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The fair value of restricted stock unit awards and restricted stock is determined using the fair market value of our common stock on the date of grant less any amount paid at the time of the grant, or intrinsic value.
We use various assumptions that can be subjective in estimating the fair value of options at the date of grant using the Black-Scholes option model including expected dividend yield, volatility, risk-free rate of return and expected life. In addition, we estimate the probability of the performance-based awards vesting upon the achievement of the specified performance targets at each reporting period. Based on the extent to which the performance targets are achieved, vested shares may range from 0% to 150% of the target award amount. Changes in the probability estimates associated with performance-based awards are accounted for in the period of change using a cumulative expense adjustment to apply the new probability estimate. In any period in which we determine the achievement of the performance targets is not probable, we cease recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. As of December 31, 2019, we had a valuation allowance of $9.9 million.
Beginning January 1, 2018, we began recognizing the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. We have recognized an immaterial amount of deferred income taxes for state income taxes that could be incurred on distributions of certain foreign earnings or for outside basis differences in our subsidiaries.
Off-Balance Sheet Arrangements
During the year ended December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $173.4 million and $382.6 million at December 31, 2019 and 2018, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at December 31, 2019.
We had total indebtedness with an outstanding principal balance of $2.0 billion at December 31, 2019 and 2018. Borrowings outstanding under our various credit agreements bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 1% floor. As of December 31, 2019 and 2018, the annual weighted-average rate on borrowings was 4.55% and 5.27%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.5 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2019 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $2.0 billion U.S. dollar term loans as of December 31, 2019, not subject to market pricing.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of December 31, 2019 and 2018, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our consolidated statements of operations was insignificant for the years ended December 31, 2019 and 2018.
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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control— Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.
SAManage, Ltd. and VividCortex, Inc., which were acquired during the year, have been excluded from management's assessment of internal control over financial reporting as of December 31, 2019. The total assets and total revenue of these acquired businesses collectively represent approximately 0.5% and 1.4%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2019.
Our independent registered public accounting firm, which has audited our consolidated financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, and issued an audit report on our internal controls over financial reporting, which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this report. We intend to include such information in our definitive proxy statement ("Proxy Statement") related to our 2020 annual meeting of stockholders pursuant to Regulation 14A under the Exchange Act, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.
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
3.    Exhibits.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of May 8, 2016, among Project Lake Holdings, Ltd., SolarWinds Holdings, Inc., LOGICnow Holding S.à r.l., and LOGICnow Holdings Ltd.	S-1	181082032	2.1	9/21/2018
3.1	Third Amended and Restated Certificate of Incorporation as currently in effect	10-Q	181203681	3.1	11/27/2018
3.2	Amended and Restated Bylaws as currently in effect	10-Q	181203681	3.2	11/27/2018
4.1	Amended and Restated Stockholders' Agreement, dated October 18, 2018, by and among the Company and the stockholders' named therein	10-Q	181203681	4.1	11/27/2018
4.2	Registration Rights Agreement, dated as of February 5, 2016, by and among the registrant and certain stockholders named therein	S-1	181082032	4.3	9/21/2018
4.3*	Description of Registrant's Securities Registered under Section 12 of the Exchange Act

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	First Lien Credit Agreement, dated as of February 5, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Goldman Sachs Lending Partners LLC, as documentation agent	S-1	181082032	10.1	9/21/2018
10.1.1	Amendment No. 1 to First Lien Credit Agreement, dated as of May 27, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	181082032	10.1.1	9/21/2018
10.1.2	Amendment No. 2 to First Lien Credit Agreement, dated as of August 18, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	181082032	10.1.2	9/21/2018
10.1.3	Amendment No. 3 to First Lien Credit Agreement, dated as of February 21, 2017, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	181082032	10.1.3	9/21/2018
10.1.4	Amendment No. 4 to First Lien Credit Agreement, dated as of March 15, 2018, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	181082032	10.1.4	9/21/2018
10.3	Management Fee Agreement, dated as of February 5, 2016, among the registrant, SolarWinds Intermediate Holdings II, Inc., SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc., SolarWinds MSP Holdings Limited, SolarWinds International Holdings, Ltd., SolarWinds, Inc., Silver Lake Management Company IV, L.L.C., Thoma Bravo, LLC and Thoma Bravo Partners XI, L.P.	S-1	181082032	10.3	9/21/2018
10.4	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	S-1	181082032	10.4	9/21/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5#	SolarWinds Corporation Equity Plan, dated as of June 24, 2016, and forms of agreement thereunder	S-1	181082032	10.5	9/21/2018
10.6#	SolarWinds Corporation 2018 Equity Incentive Plan and forms of agreements thereunder	10-Q	181203681	10.1	11/27/2018
10.7	SolarWinds Corporation 2018 Employee Stock Purchase Plan	10-K	19630606	10.7	2/25/2019
10.8#	Form of SolarWinds Corporation Bonus Plan	S-1	181082032	10.8	9/21/2018
10.9#	Second Amended and Restated Employment Agreement, dated as of September 30, 2016, between SolarWinds, Inc. and Kevin B. Thompson	S-1	181082032	10.9	9/21/2018
10.10#	Amended and Restated Employment Agreement, dated as of April 27, 2016, between SolarWinds Worldwide, LLC and J. Barton Kalsu	S-1	181082032	10.10	9/21/2018
10.11#	Employment Agreement, dated as of October 15, 2015, between SolarWinds Worldwide, LLC and David Gardiner	S-1	181082032	10.11	9/21/2018
10.11.1#	Amendment to Employment Agreement, dated as of April 27, 2016, between SolarWinds Worldwide, LLC and David Gardiner	S-1	181082032	10.11.1	9/21/2018
10.11.2#	Letter of Assignment (2017–2018), dated as of July 1, 2017, between SolarWinds Worldwide, LLC and David Gardiner	S-1	181082032	10.11.2	9/21/2018
21.1*	List of subsidiaries of the registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (formatted as Inline XBRL)
101.SCH	XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
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

SOLARWINDS CORPORATION

Dated:	February 24, 2020	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin B. Thompson	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020
Kevin B. Thompson

/s/ J. Barton Kalsu	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2020
J. Barton Kalsu

/s/ Michael Bingle	Director	February 24, 2020
Michael Bingle

/s/ William Bock	Director	February 24, 2020
William Bock

/s/ Seth Boro	Director	February 24, 2020
Seth Boro

/s/ Paul Cormier	Director	February 24, 2020
Paul Cormier

/s/ Kenneth Y. Hao	Director	February 24, 2020
Kenneth Y. Hao

/s/ Michael Hoffmann	Director	February 24, 2020
Michael Hoffmann

/s/ Catherine Kinney	Director	February 24, 2020
Catherine Kinney

/s/ James Lines	Director	February 24, 2020
James Lines

/s/ Jason White	Director	February 24, 2020
Jason White

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
SOLARWINDS CORPORATION
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Comprehensive Income (Loss)	F-7
Consolidated Statements of Redeemable Convertible Class A Common Stock and Stockholders’ Equity (Deficit)	F-8
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-11
1. Organization and Nature of Operations
2. Summary of Significant Accounting Policies
3. Acquisitions
4. Goodwill and Intangible Assets
5. Fair Value Measurements
6. Property and Equipment
7. Leases
8. Accrued Liabilities and Other
9. Debt
10. Redeemable Convertible Class A Common Stock
11. Stockholders’ Equity (Deficit) and Stock-Based Compensation
12. Net Income (Loss) Per Share
13. Employee Benefit Plans
14. Related Party Transactions
15. Income Taxes
16. Commitments and Contingencies
17. Operating Segments and Geographic Information
18. Quarterly Results of Operations
Schedule II - Valuation and Qualifying Accounts - For the years ended December 31, 2019, 2018 and 2017	F-44

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SolarWinds Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SolarWinds Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible Class A common stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers and the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded SAManage, Ltd. and VividCortex, Inc. from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company in purchase business combinations during 2019. We have also excluded these entities from our audit of internal control over financial reporting. These entities, each of which is wholly-owned, comprised, in the aggregate, total assets and total revenue excluded from management’s assessment and our audit of internal control over financial reporting of approximately 0.5% and 1.4% of consolidated total assets and consolidated total revenue, respectively, as of and for the year ended December 31, 2019.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Standalone Selling Price for Transactions with Multiple Performance Obligations

As described in Note 2 to the consolidated financial statements, the Company recognized $165.3 million and $446.5 million of license and maintenance revenue, respectively, during the year ended December 31, 2019. The Company’s performance obligations include perpetual and time-based licenses and maintenance support including unspecified upgrades or enhancements to new versions of their software products. Management allocates the transaction price of the contract to each distinct performance obligation in the contract based on a relative standalone selling price. Determining standalone selling prices for the Company’s performance obligations requires judgment and is based on multiple factors including, but not limited to historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels.

The principal considerations for our determination that performing procedures relating to revenue recognition - standalone selling price for transactions with multiple performance obligations is a critical audit matter are there was significant auditor subjectivity and effort in performing procedures and evaluating audit evidence relating to standalone selling prices used to allocate the transaction price of the contract to each distinct performance obligation in the contract.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of standalone selling prices, including controls over the completeness and accuracy of the underlying data. These procedures also included, among others, testing management’s process for determining the standalone selling prices. Testing management’s process included evaluating the appropriateness of the overall methodology used by management, evaluating the reasonableness of the segmentation considerations by product, sales channels and geography, as well as testing the completeness and accuracy of the historical selling prices used, including list prices and discounts.

Acquisition of SAManage Ltd. - Valuation of Identifiable Intangible Assets

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired SAManage Ltd. in 2019 for net consideration of $342.1 million, which resulted in $49.7 million of identifiable intangible assets being recorded. The fair value of identifiable intangible assets is based on significant judgments made by management. Management typically engages third party valuation appraisal firms to assist in determining the fair values and useful lives of the assets acquired. The valuation estimates and assumptions are based on historical experience and information obtained by management, and include, but are not limited to, future expected cash flows earned from the product technology and discount rates applied in determining the present value of those cash flows.

The principal considerations for our determination that performing procedures relating to valuation of identifiable intangible assets related to the acquisition of SAManage Ltd. is a critical audit matter are there was significant judgment by management when developing the estimated fair value of identifiable intangible assets. This in turn led to significant auditor judgment and subjectivity in performing procedures relating to the valuation of identifiable intangible assets and significant audit effort was necessary in evaluating the significant assumptions relating to the estimate, including the future expected cash flows and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over estimating the fair value of identifiable intangible assets. These procedures also included, among others, testing management’s process for estimating the fair value of identifiable intangible assets. Testing management's process included evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions, including future expected cash flows and discount rates. Evaluating the reasonableness of the future expected cash flows involved considering the past performance of the acquired businesses, growth rates of similar historical acquisitions by the Company, and historical results of peer companies. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods used and the reasonableness of certain significant assumptions, including the discount rates.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 24, 2020

We have served as the Company’s auditor since 2004.

SolarWinds Corporation
Consolidated Balance Sheets
(In thousands, except share and per share information)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$173,372	$382,620
Accounts receivable, net of allowances of $3,171 and $3,196 as of December 31, 2019 and 2018, respectively	121,930	100,528
Income tax receivable	1,117	893
Prepaid and other current assets	23,480	16,267
Total current assets	319,899	500,308
Property and equipment, net	38,945	35,864
Operating lease assets	89,825	—
Deferred taxes	4,533	6,873
Goodwill	4,058,198	3,683,961
Intangible assets, net	771,513	956,261
Other assets, net	27,829	11,382
Total assets	$5,310,742	$5,194,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,796	$9,742
Accrued liabilities and other	47,035	52,055
Current operating lease liabilities	14,093	—
Accrued interest payable	248	290
Income taxes payable	15,714	15,682
Current portion of deferred revenue	312,227	270,433
Current debt obligation	19,900	19,900
Total current liabilities	423,013	368,102
Long-term liabilities:
Deferred revenue, net of current portion	31,173	25,699
Non-current deferred taxes	97,884	147,144
Non-current operating lease liabilities	93,084	—
Other long-term liabilities	122,660	133,532
Long-term debt, net of current portion	1,893,406	1,904,072
Total liabilities	2,661,220	2,578,549
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 308,290,310 and 304,942,415 shares issued and outstanding as of December 31, 2019 and 2018, respectively	308	305
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Additional paid-in capital	3,041,880	3,011,080
Accumulated other comprehensive income (loss)	(5,247)	17,043
Accumulated deficit	(387,419)	(412,328)
Total stockholders’ equity	2,649,522	2,616,100
Total liabilities and stockholders’ equity	$5,310,742	$5,194,649
The accompanying notes are an integral part of these financial statements.

SolarWinds Corporation
Consolidated Statements of Operations
(In thousands, except per share information)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Subscription	$320,747	$265,591	$213,754
Maintenance	446,450	402,938	357,630
Total recurring revenue	767,197	668,529	571,384
License	165,328	164,560	156,633
Total revenue	932,525	833,089	728,017
Cost of revenue:
Cost of recurring revenue	79,571	70,744	60,698
Amortization of acquired technologies	175,883	175,991	171,033
Total cost of revenue	255,454	246,735	231,731
Gross profit	677,071	586,354	496,286
Operating expenses:
Sales and marketing	264,199	227,468	205,631
Research and development	110,362	96,272	86,618
General and administrative	97,525	80,641	67,303
Amortization of acquired intangibles	69,812	66,788	67,080
Total operating expenses	541,898	471,169	426,632
Operating income	135,173	115,185	69,654
Other income (expense):
Interest expense, net	(108,071)	(142,008)	(169,786)
Other income (expense), net	402	(94,887)	38,664
Total other income (expense)	(107,669)	(236,895)	(131,122)
Income (loss) before income taxes	27,504	(121,710)	(61,468)
Income tax expense (benefit)	8,862	(19,644)	22,398
Net income (loss)	$18,642	$(102,066)	$(83,866)
Net income (loss) available to common stockholders	$18,441	$364,635	$(351,873)
Net income (loss) available to common stockholders per share:
Basic earnings (loss) per share	$0.06	$2.60	$(3.50)
Diluted earnings (loss) per share	$0.06	$2.56	$(3.50)
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share	306,768	140,301	100,433
Shares used in computation of diluted earnings (loss) per share	311,168	142,541	100,433

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$18,642	$(102,066)	$(83,866)
Other comprehensive income (loss):
Foreign currency translation adjustment	(22,290)	(58,251)	141,341
Other comprehensive income (loss)	(22,290)	(58,251)	141,341
Comprehensive income (loss)	$(3,648)	$(160,317)	$57,475
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Redeemable Convertible Class A Common Stock and
Stockholders' Equity (Deficit)
(In thousands)

	Redeemable Convertible Class A Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	2,662	$2,879,504	99,356	$99	$—	$(66,047)	$(453,695)	$(519,643)
Foreign currency translation adjustment	—	—	—	—	—	141,341	—	141,341
Net loss	—	—	—	—	—	—	(83,866)	(83,866)
Comprehensive income								57,475
Exercise of stock options	—	—	5	—	1	—	—	1
Issuance of stock	—	74	1,468	2	397	—	—	399
Repurchase of stock	(1)	(697)	(95)	—	(67)	—	—	(67)
Accumulating dividends	—	268,006	—	—	(411)	—	(267,595)	(268,006)
Stock-based compensation	—	—	—	—	80	—	—	80
Balance at December 31, 2017	2,661	3,146,887	100,734	101	—	75,294	(805,156)	(729,761)
Foreign currency translation adjustment	—	—	—	—	—	(58,251)	—	(58,251)
Net loss	—	—	—	—	—	—	(102,066)	(102,066)
Comprehensive loss								(160,317)
Issuance of stock upon initial public offering, net of offering costs	—	—	25,000	25	353,501	—	—	353,526
Exercise of stock options	—	—	46	—	16	—	—	16
Issuance of stock	—	—	1,408	1	405	—	—	406
Repurchase of stock	—	(17)	(57)	—	(473)	—	—	(473)
Accumulating dividends	—	231,549	—	—	(15,196)	—	(216,353)	(231,549)
Conversion of Class A shares and accumulated dividends to common stock upon initial public offering	(2,661)	(3,378,419)	177,811	178	2,666,994	—	711,247	3,378,419
Stock-based compensation	—	—	—	—	5,833	—	—	5,833
Balance at December 31, 2018	—	—	304,942	305	3,011,080	17,043	(412,328)	2,616,100
Cumulative effect adjustment of adoption of revenue recognition accounting standard	—	—	—	—	—	—	6,267	6,267
Foreign currency translation adjustment	—	—	—	—	—	(22,290)	—	(22,290)
Net income	—	—	—	—	—	—	18,642	18,642
Comprehensive loss								(3,648)
Exercise of stock options	—	—	572	—	623	—	—	623
Restricted stock units issued, net of shares withheld for taxes	—	—	1,139	1	(7,261)	—	—	(7,260)
Issuance of stock	—	—	1,562	2	820	—	—	822
Issuance of stock under employee stock purchase plan	—	—	75	—	1,080	—	—	1,080
Equity awards assumed in acquisitions	—	—	—	—	778	—	—	778
Stock-based compensation	—	—	—	—	34,760	—	—	34,760
Balance at December 31, 2019	—	$—	308,290	$308	$3,041,880	$(5,247)	$(387,419)	$2,649,522
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$18,642	$(102,066)	$(83,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	263,244	258,362	250,876
Provision for doubtful accounts	1,524	2,498	2,489
Stock-based compensation expense	34,395	5,833	80
Amortization of debt issuance costs	9,234	11,675	18,859
Loss on extinguishment of debt	—	80,137	18,559
Deferred taxes	(39,635)	(22,101)	(101,522)
(Gain) loss on foreign currency exchange rates	(913)	13,410	(54,875)
Other non-cash expenses (benefits)	535	3,443	(3,754)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(18,963)	(18,010)	(2,358)
Income taxes receivable	(225)	707	35,005
Prepaid and other current assets	(11,094)	(4,497)	6,184
Accounts payable	3,734	(28)	293
Accrued liabilities and other	337	9,776	(7,544)
Accrued interest payable	(42)	(11,342)	609
Income taxes payable	(3,019)	(10,673)	119,594
Deferred revenue	41,248	35,507	34,043
Other long-term liabilities	905	1,511	21
Net cash provided by operating activities	299,907	254,142	232,693
Cash flows from investing activities
Purchases of property and equipment	(17,190)	(15,945)	(7,594)
Purchases of intangible assets	(5,851)	(2,687)	(4,786)
Acquisitions, net of cash acquired	(462,447)	(60,578)	(23,999)
Proceeds from sale of cost method investment and other	3,035	11,217	2,000
Net cash used in investing activities	(482,453)	(67,993)	(34,379)
Cash flows from financing activities
Proceeds from our initial public offering, net of underwriting discounts	—	357,188	—
Proceeds from issuance of common stock, common stock under employee stock purchase plan and incentive restricted stock	1,080	1,723	313
Repurchase of common stock and incentive restricted stock	(7,427)	(578)	(930)
Exercise of stock options	623	16	1
Premium paid on debt extinguishment	—	(36,900)	—
Proceeds from credit agreement	35,000	626,950	3,500
Repayments of borrowings from credit agreement	(54,900)	(1,014,900)	(36,950)
Payment of debt issuance costs	—	(5,561)	(1,288)
Payment for deferred offering costs	—	(3,662)	—
Net cash used in financing activities	(25,624)	(75,724)	(35,354)
Effect of exchange rate changes on cash and cash equivalents	(1,078)	(5,521)	13,113
Net increase (decrease) in cash and cash equivalents	(209,248)	104,904	176,073
Cash and cash equivalents
Beginning of period	382,620	277,716	101,643
End of period	$173,372	$382,620	$277,716

SolarWinds Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information
Cash paid for interest	$100,549	$142,944	$147,106
Cash paid (received) for income taxes	$47,988	$8,950	$(32,069)
Non-cash investing and financing transactions
Conversion of redeemable convertible Class A common stock and accumulated dividends to common stock	$—	$3,378,419	$—

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations
SolarWinds Corporation, a Delaware corporation, and its subsidiaries (“Company”, “we,” “us” and “our”) is a leading provider of information technology, or IT, infrastructure management software. Our products give organizations worldwide, regardless of type, size or IT infrastructure complexity, the power to monitor and manage the performance of their IT environments, whether on-premise, in the cloud, or in hybrid infrastructure models. Our approach, which we refer to as the SolarWinds Model, combines powerful, scalable, affordable, easy to use products with high-velocity, low-touch sales. We’ve built our business to enable the technology professionals who use our products to manage “all things IT.” Our range of customers has expanded over time to include network and systems engineers, database administrators, storage administrators, DevOps and service desk professionals, as well as managed service providers, or MSPs. Our SolarWinds Model enables us to sell our products for use in organizations ranging in size from very small businesses to large enterprises.
SolarWinds Corporation was incorporated in the State of Delaware in 2015 under the name Project Aurora Parent, Inc. It changed its name to SolarWinds Parent, Inc. in May 2016, and in May 2018 changed its name to SolarWinds Corporation.
Take Private
In February 2016, we were acquired by affiliates of investment firms Silver Lake and Thoma Bravo, or the Sponsors, to complete a take private transaction, or the Take Private, of SolarWinds, Inc. We applied purchase accounting on the date of the Take Private which required all assets acquired and liabilities assumed, including deferred revenue, be recorded at the date of acquisition at their respective fair values.
Initial Public Offering and Follow-On Offering by Selling Stockholders
In October 2018, we completed our initial public offering, or IPO, in which we sold and issued 25,000,000 shares of our common stock at an issue price of $15.00 per share. We raised a total of $375.0 million in gross proceeds from the offering, or approximately $353.0 million in net proceeds after deducting underwriting discounts and commissions of $17.8 million and offering-related expenses of approximately $4.2 million. A portion of the net proceeds from the offering were used to repay the $315.0 million in borrowings outstanding under our Second Lien Term Loan (as defined below).
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
2. Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of SolarWinds Corporation and the accounts of its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
Reclassifications
Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income (loss), total assets or stockholders' equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the valuation of goodwill, intangibles, long-lived assets and contingent consideration;

•	revenue recognition;

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

•	stock-based compensation; and

•	income taxes.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board, or FASB. We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of operations. There were no equity transactions denominated in foreign currencies for the years ended December 31, 2019 and 2018. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities.
We recorded a net transaction gain related to the remeasurement of monetary assets and liabilities of $0.3 million within our consolidated statements of operations for the year ended December 31, 2019, a net transaction loss of $14.9 million for the year ended December 31, 2018 and a net transaction gain of $54.0 million for the year ended December 31, 2017, primarily related to various intercompany loans.
We established a foreign currency denominated intercompany loan as part of the Take Private to provide a conduit to utilize foreign earnings effectively. As of July 1, 2018, this foreign currency denominated intercompany loan was designated as long-term due to a change in our investment strategy and the new Tax Act (as defined below). Therefore, beginning on July 1, 2018, the foreign currency transaction gains and losses resulting from remeasurement of this foreign currency denominated intercompany loan were recognized as a component of accumulated other comprehensive income (loss). In September 2019, we determined that the intercompany loan will not be repaid and it was reclassified as a capital contribution.
Recent Accounting Pronouncements Not Yet Adopted
Under the Jumpstart our Business Startups Act, or the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to non-public companies. Subsequent to our IPO in October 2018, we were an emerging growth company within the meaning of the JOBS Act. As a result of the market value of our common stock held by non-affiliates at the end of our second fiscal quarter, we no longer qualify as an emerging growth company as of December 31, 2019 and can no longer take advantage of the extended transition period for adopting new or revised accounting standards. Accordingly, we have revised our planned adoption dates below from the non-public company effective dates to the public company effective dates.
In January 2017, FASB issued an accounting standard to simplify the accounting for goodwill impairment. The new guidance removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2019 and may be adopted early for any interim or annual goodwill impairment tests performed after January 1, 2017. We will adopt the updated guidance in fiscal year 2020. We do not believe that this standard will have a material impact on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
Revenue
On January 1, 2019 we adopted the FASB Accounting Standards Codification, or ASC, No. 2014-09 “Revenue from Contracts with Customers,” or ASC 606, which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,” including prescriptive industry-specific guidance, or ASC 605. This standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 using the modified-retrospective method. Results for reporting periods beginning after January 1, 2019 are presented in compliance with the new revenue recognition standard ASC 606. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the year ended December 31, 2019. This includes the presentation of financial results for the year ended December 31, 2019 under ASC 605 for comparison to the prior year period.

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

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2019 for the adoption of ASC 606 to all contracts with customers that were not completed as of December 31, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date as follows:

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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The impact of adoption of ASC 606 on our consolidated statement of operations and consolidated balance sheet was as follows:

	Year Ended December 31, 2019
	As reported ASC 606	ASC 606 impact	Without adoption of ASC 606 (ASC 605)

	(in thousands)
Revenue:
Subscription	$320,747	$314	$321,061
Maintenance	446,450	1,191	447,641
Total recurring revenue	767,197	1,505	768,702
License	165,328	(3,109)	162,219
Total revenue	$932,525	$(1,604)	$930,921
Gross profit	677,071	(1,604)	675,467
Total operating expenses	541,898	5,273	547,171
Operating income (loss)	135,173	(6,877)	128,296
Net income (loss)	$18,642	$(6,877)	$11,765

	December 31, 2019
	As reported ASC 606	ASC 606 impact	Without adoption of ASC 606 (ASC 605)

	(in thousands)
Assets:
Prepaid and other current assets	$23,480	$(2,543)	$20,937
Other assets, net	27,829	(8,081)	19,748
Total assets	5,310,742	(10,624)	5,300,118

Liabilities:
Current portion of deferred revenue	312,227	3,607	315,834
Deferred revenue, net of current portion	31,173	826	31,999
Non-current deferred taxes	97,884	(1,662)	96,222
Total liabilities	2,661,220	2,771	2,663,991

Stockholders' equity (deficit):
Accumulated deficit	(387,419)	(13,395)	(400,814)

Leases
On December 31, 2019, as we no longer qualify as an emerging growth company, we retroactively adopted the FASB ASC No. 2016-02 “Leases,” or ASC 842, as of January 1, 2019 using the optional transition method in which an entity can apply the new standard at the adoption date without adjusting comparative prior periods. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior lease accounting standard.
The new lease accounting standard replaces existing lease accounting standards and expands disclosure requirements. The adoption of the new standard resulted in leases currently designated as operating leases being reported on our consolidated balance sheet at their net present value. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward our historical lease classification and not reassess whether any expired or existing contracts are or contain leases. Additionally, we elected to not separate lease and non-lease components for certain classes of assets and we excluded all the leases with original terms of one year or less.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

As of January 1, 2019, we recorded $98.3 million in operating lease assets, $13.7 million in current operating lease liabilities and $99.3 million in non-current operating lease liabilities due to the adoption of ASC 842. The standard did not have a material impact to our consolidated statement of operations or consolidated statement of cash flows including for the interim periods of 2019. See Note 7. Leases for additional information.
Acquisitions
The purchase price of our acquired businesses is allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. If applicable, we estimate the fair value of contingent consideration payments in determining the purchase price. Goodwill is allocated to our reporting units expected to benefit from the business combination based on the relative fair value at the acquisition date. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed, including the deferred tax asset valuation allowances and acquired income tax uncertainties, with the corresponding offset to goodwill. We include the operating results of acquisitions in our consolidated financial statements from the effective date of the acquisitions. Acquisition related costs are expensed separately from the acquisition as incurred and are primarily included in general and administrative expenses in our consolidated statements of operations.
The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. The valuation estimates and assumptions are based on historical experience and information obtained by management, and include, but are not limited to, future expected cash flows earned from the product technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquired identifiable intangible assets are amortized on the straight-line method over their estimated economic lives, which are generally two to ten years for trademarks, customer relationships, customer backlog, non-competition covenants and acquired developed product technologies and ten years for intellectual property. We include amortization of acquired developed product technologies in cost of revenue and amortization of other acquired intangible assets in operating expenses in our consolidated statements of operations.
Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill
We test goodwill for impairment annually, in the fourth quarter, or more frequently if impairment indicators arise. Goodwill is tested for impairment at the reporting unit level using a fair value approach. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a “Step 0” analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform “Step 1” of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount, the “Step 2” analysis. In 2019 and 2018, we performed a qualitative, “Step 0,” assessment for our reporting units and determined there were no indicators of impairment. No impairment charges have been required to date.
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for impairment annually, in the fourth quarter, or more frequently if a triggering event occurs. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative test. If necessary, the quantitative test is performed by comparing the fair value of indefinite lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. As of December 31, 2019 and 2018, we performed a qualitative, “Step 0,” assessment and determined there were no indicators that our indefinite-lived intangible assets were impaired.
Long-lived Assets
We evaluate the recoverability of our long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. In the event that the net book value of our long-lived assets exceeds the future undiscounted net cash flows attributable to such assets, an impairment charge would be required. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset or asset group exceeds

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

the fair value of such asset or asset group. As of December 31, 2019 and 2018, there were no indicators that our long-lived assets were impaired.
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
Research and Development Costs
Research and development expenses primarily consist of personnel costs and contractor fees related to the development of new software products and enhancements to existing software products. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Our new software products and significant enhancements to our existing products are available for general release soon after technological feasibility has been established. Due to the short time period between technological feasibility and general release, capitalized software development costs were insignificant for the years ended December 31, 2019, 2018 and 2017.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
We had $7.9 million and $5.0 million of internal-use software, net capitalized as of December 31, 2019 and 2018, respectively. Amortization expense of internal-use software and website development costs was $3.5 million, $2.5 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Debt Issuance Costs
Debt issuance costs for our credit facilities outstanding are presented as a deduction from the corresponding debt liability on our consolidated balance sheets and amortized on an effective interest rate method over the term of the associated debt as interest expense in our consolidated statements of operations. Amortization of debt issuance costs included in interest expense was $9.2 million, $11.7 million and $18.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 9. Debt for discussion of our credit facilities.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2017	$75,294	$75,294
Other comprehensive gain (loss) before reclassification	(58,251)	(58,251)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(58,251)	(58,251)
Balance at December 31, 2018	17,043	17,043
Other comprehensive gain (loss) before reclassification	(22,290)	(22,290)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(22,290)	(22,290)
Balance at December 31, 2019	$(5,247)	$(5,247)

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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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

•
Identify the contract with a customer. We generally use a purchase order, an authorized credit card, an electronic or manually signed license agreement, or the receipt of a cash payment as evidence of a contract with a customer provided that collection is considered probable. We sell our products through our direct inside sales force and through our distributors and resellers. Our distributors and resellers do not carry inventory of our software and we generally require them to specify the end user of the software at the time of the order. If the distributor or reseller does not provide end-user information, then we will generally not fulfill the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers. Sales through resellers and distributors are typically evidenced by a reseller or distributor agreement, together with purchase orders or authorized credit cards on a transaction-by-transaction basis.

•
Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are separately identifiable from other promises in the contract, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Our performance obligations primarily include perpetual and time-based licenses, maintenance support including unspecified upgrades or enhancements to new versions of our software products and software-as-a-service, or SaaS, offerings. See additional discussion of our performance obligations below.

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

•
Allocate the transaction price. We allocate the transaction price of the contract to each distinct performance obligation based on a relative standalone selling price basis. Determining standalone selling prices for our performance obligations requires judgment and are based on multiple factors including, but not limited to historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels. For our subscription products and maintenance services, our standalone selling prices are generally observable using standalone sales or renewals. For our perpetual and time-based license products, given there are no observable standalone sales, we estimate our standalone selling prices by evaluating our historical pricing and discounting practices in observable bundled transactions. We review the standalone selling price for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.

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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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

•
Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings and our time-based license arrangements. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis. Subscription revenue for our SaaS offerings is generally recognized ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. Revenue for the license performance obligation of our time-based license arrangements is recognized at a point in time upon delivery of the license key and the revenue for the technical support performance obligation of our time-based license arrangements is recognized ratably over the contract period. The amount of revenue related to the license performance obligations of our time-based license arrangements included in subscription revenue is less than 10% of our total consolidated revenue. Our subscription revenue includes our MSP, application performance management and IT service management, or ITSM, products.

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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2018	$296,132
Adoption of ASC 606	(2,772)
Deferred revenue recognized	(445,726)
Additional amounts deferred	485,512
Deferred revenue acquired in business combinations	10,254
Balance at December 31, 2019	$343,400

We expect to recognize revenue related to these remaining performance obligations as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$343,400	$312,227	$30,487	$686

Deferred Commissions
Deferred commissions, which consist of direct and incremental sales commissions and related fringe benefits, are capitalized using the portfolio approach if we expect to benefit from those costs for more than one year. Deferred commissions are allocated to each performance obligation within the contract and amortized on a straight-line basis over the expected benefit period of the related performance obligations. We expense commissions as incurred when the expected amortization period is one year or less. Deferred commissions allocated to new maintenance arrangements and certain SaaS offerings are amortized over an average expected benefit period of approximately four to six years which was determined based on the expected life of our technology. Deferred commissions allocated to perpetual licenses, maintenance renewal arrangements and MSP offerings are expensed as incurred. Deferred commissions are classified as current or non-current assets based on the timing the expense will be recognized. The current and non-current portions of our deferred commissions are included in prepaid and other current assets and other assets, net respectively, in our consolidated balance sheets. The amortization of our deferred commissions is included in sales and marketing expense in our consolidated statement of operations.
Details of our deferred commissions balance was as follows:

Deferred Commissions

(in thousands)
Balance at December 31, 2018	$—
Adoption of ASC 606	5,157
Commissions capitalized	7,888
Amortization recognized	(2,421)
Balance at December 31, 2019	$10,624

Classified as:
Current	$2,543
Non-current	8,081
Total deferred commissions	$10,624

Cost of Revenue
Cost of recurring revenue. Cost of recurring revenue consists of technical support personnel costs which includes salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of overhead costs. Royalty fees, public cloud infrastructure and hosting fees related to our application performance

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

management, MSP and ITSM products are also included in cost of recurring revenue. Cost of license revenue is immaterial to our financial statements and is included in cost of recurring revenue in our consolidated statements of operations.
Amortization of acquired technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Amortization of acquired license technologies	$142,828	$144,857	$142,417
Amortization of acquired subscription technologies	33,055	31,134	28,616
Total amortization of acquired technologies	$175,883	$175,991	$171,033

Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our consolidated statements of operations.

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Advertising expense	$48,499	$38,477	$38,213

Leases
We lease facilities worldwide and certain equipment under non-cancellable lease agreements. During 2019, we adopted the new lease accounting guidance, ASC 842 as discussed above. Under ASC 842, we evaluate if a contract is or contains a lease at inception of the contract. If we determine that a contract is or contains a lease, we determine the appropriate lease classification and recognize a right-of-use asset and lease liability at the commencement date of the lease based on the present value of fixed lease payments over the lease term reduced by lease incentives. To determine the present value of lease payments, we use an estimated incremental borrowing rate based on the interest rate a similar borrowing on a collateralized basis would incur based on information available on the lease commencement date as none of our leases provide an implicit rate. We generally base this discount rate on the interest rate incurred by our senior secured debt, adjusted for considerations for the value, term and currency of the lease. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options.
We recognize right-of-use assets and lease liabilities for leasing arrangements with terms greater than one year. Certain lease contracts include obligations to pay for other services, such as operations and maintenance. We account for lease and non-lease components in a contract as a single lease component for all classes of underlying assets except certain classes of equipment. Right-of-use assets are tested for impairment in the same manner as long-lived assets.
The terms of some of our lease agreements provide for rental payments on a graduated basis. Operating lease costs are recognized on a straight-line basis over the lease term and recorded in the appropriate income statement line item based on the asset or a headcount allocation for office leases. Certain of our office leases require the payment of our proportionate share of common area maintenance or service charges. As we have elected to account for lease and non-lease components as a single lease component for our real estate leases, these costs are included in variable lease costs. In addition, certain of our leases may include variable payments based on measures that include changes in price indices or market interest rates which are included in variable lease costs and expensed as incurred. We had no finance leases as of and for the year ended December 31, 2019. See Note 7. Leases for additional information regarding our lease arrangements.
For the years ended December 31, 2018 and 2017 prior to the adoption of ASC 842, we accounted for leases under the previous lease accounting guidance and recognized rent expense on a straight-line basis over the lease period and accrued rent expense incurred but not paid. Cash or lease incentives, or tenant allowances, received pursuant to certain leases were recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances were included in accrued liabilities and other and other long-term liabilities.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. See Note 15. Income Taxes for additional information regarding our income taxes.
Stock-Based Compensation
We have granted our employees, directors and certain contractors stock-based incentive awards. These awards are in the form of stock options, restricted stock and restricted stock units. We measure stock-based compensation expense for all share-based awards granted to employees and directors based on the estimated fair value of those awards on the date of grant. The fair value of stock option awards is estimated using a Black-Scholes valuation model. The fair value of restricted stock unit awards and restricted stock is determined using the fair market value of the underlying common stock on the date of grant less any amount paid at the time of the grant, or intrinsic value. Our stock awards vest on service-based or performance-based vesting conditions. For our service-based awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award. For our performance-based awards, we recognize stock-based compensation expense on a graded-vesting basis over the service period of each separately vesting tranche of the award, if it is probable that the performance target will be achieved.
We estimated the fair value for stock options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019*	2018	2017

Expected dividend yield	—%	—%	—%
Volatility	—%	40.2%	41.9%
Risk-free rate of return	—	2.6 - 2.9%	1.9 - 2.2%
Expected life	—	6.34	6.38

________________

*	There were no grants of stock options made in the year ended December 31, 2019.
We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. We estimate the expected volatility using the historical volatility of comparable public companies from a representative peer group. We based the risk-free rate of return on the average U.S. treasury yield curve for five- and seven-year terms for the respective periods. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. For all awards, we granted employees stock awards at exercise prices equal to the fair value of the underlying common stock on the date the award was approved. Performance-based awards are not considered granted under the applicable accounting guidance until the performance attainment targets for each applicable tranche have been defined. We recognize the impact of forfeitures in stock-based compensation expense when they occur. See Note 11. Stockholders’ Equity (Deficit) and Stock-Based Compensation for additional information.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The impact to our income (loss) before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Impact to income (loss) before income taxes due to stock-based compensation	$34,395	$5,833	$80
Income tax benefit related to stock-based compensation	5,729	1,054	—

Net Income (Loss) Per Share
We calculate basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, basic and diluted net income (loss) per share is determined by calculating net income (loss) per share for common stock and participating securities based on participation rights in undistributed earnings. We computed basic net income (loss) per share available to common stockholders by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Redeemable convertible Class A Common Stock was not included in the basic or diluted net income (loss) per share calculations for the periods it was outstanding as it was contingently convertible upon a future event. Net income (loss) available to common stockholders is defined as net income (loss), less the accretion of dividends on our redeemable convertible Class A Common Stock and earnings allocated to unvested restricted stock plus the gain on conversion of our redeemable convertible Class A Common Stock at our IPO. Our unvested incentive restricted stock has the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. The holders of unvested incentive restricted stock do not have a contractual obligation to share in our losses. As such, in periods in which we had net losses available to common stockholders, our net losses were not allocated to these participating securities.
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
Concentrations of Risks
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents consisted of the following:

	December 31,
	2019	2018

	(in thousands)
Demand deposit accounts	$168,813	$265,520
Money market funds	4,559	117,100
Total cash and cash equivalents	$173,372	$382,620

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
We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. For the year ended December 31, 2019 a certain distributor represented 12.5% of our revenue. For the years ended December 31, 2018 and 2017 no distributor, reseller or direct customer represented a significant concentration of our revenue.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

At December 31, 2019 and 2018, no distributor, reseller or direct customer represented a significant concentration of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.
3. Acquisitions
2019 Acquisitions
SAManage
On April 30, 2019, we acquired SAManage Ltd., or Samanage, an IT service desk solution company, for approximately $342.1 million, including $341.5 million paid in cash and $0.6 million in fair value of replacement equity awards attributable to pre-acquisition service. By acquiring Samanage, we entered the ITSM market and based on the acquired technology introduced the SaaS-based service desk solution, SolarWinds Service Desk, into our product portfolio. We funded the transaction with cash on hand and $35.0 million of borrowings under our Revolving Credit Facility. We incurred $2.1 million in acquisition related costs, which are primarily included in general and administrative expense for the year ended December 31, 2019. Goodwill for this acquisition is not deductible for tax purposes.
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

The amount of revenue related to the Samanage acquisition included in our consolidated financial statements from the effective date of the acquisition is insignificant. We estimate the amount of net loss related to the Samanage acquisition included in our consolidated financial statements from the effective date of the acquisition is $25.0 million, which includes $7.4 million in amortization of acquired intangible assets and $5.2 million in stock-based compensation expense. Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income (loss) and net income (loss) per share is not material.
VividCortex
On December 10, 2019, we acquired VividCortex, Inc., or VividCortex, a SaaS-based database performance management solution company, for approximately $117.6 million, including $4.5 million of cash acquired. We funded the transaction with cash on hand. We incurred $0.5 million in acquisition related costs, which are primarily included in general and administrative expense for the year ended December 31, 2019. Goodwill for this acquisition is not deductible for tax purposes.
The initial determination of the fair value of the assets acquired and liabilities assumed is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period will be recorded as an adjustment to goodwill.
The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

Total Fair Value
(in thousands)
Current assets, including cash acquired of $4.5 million	$5,395
Property and equipment and other assets	3,485
Identifiable intangible assets	11,800
Goodwill	99,479
Current liabilities	(565)
Other long-term liabilities	(491)
Deferred revenue	(1,507)
Total consideration	$117,596

The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life:

	Fair Value	Weighted-average useful life
	(in thousands)	(in years)
Developed product technologies	$8,800	4
Customer relationships	3,000	2
Total identifiable intangible assets	$11,800

We estimate the amounts of revenue and net loss related to the VividCortex acquisition included in our consolidated financial statements from the effective date of the acquisition are insignificant for the year ended December 31, 2019. Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income (loss) and net income (loss) per share is not material.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life:

	Fair Value	Weighted-average useful life
	(in thousands)	(in years)
Developed product technologies	$13,317	5
Customer relationships	4,805	4
Trademarks	290	3
Total identifiable intangible assets	$18,412

The amounts of revenue and net loss related to these acquisitions included in our consolidated financial statements from the effective date of the respective acquisitions are insignificant for the year ended December 31, 2018. Pro forma information for these acquisitions has not been provided because the impact of the historical financials on our revenue, net loss and net income (loss) per share is not material.
We recognize revenue on acquired products in accordance with our revenue recognition policy as described above in Note 2. Summary of Significant Accounting Policies.
4. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2019 and 2018:

(in thousands)
Balance at December 31, 2017	$3,695,640
Acquisitions	43,746
Foreign currency translation and other adjustments	(55,425)
Balance at December 31, 2018	3,683,961
Acquisitions	396,945
Foreign currency translation and other adjustments	(22,708)
Balance at December 31, 2019	$4,058,198

The goodwill from acquisitions resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, we expect the acquisitions will attract new customers for our entire line of products.
Intangible Assets
Intangible assets consisted of the following at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Developed product technologies	$1,038,143	$(665,759)	$372,384	$1,006,999	$(494,459)	$512,540
Customer relationships	567,430	(251,728)	315,702	541,717	(181,902)	359,815
Intellectual property	1,103	(226)	877	829	(129)	700
Trademarks	84,054	(1,504)	82,550	84,462	(1,256)	83,206
Total intangible assets	$1,690,730	$(919,217)	$771,513	$1,634,007	$(677,746)	$956,261

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Intangible asset amortization expense was as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Intangible asset amortization expense	$245,792	$242,849	$238,156

As of December 31, 2019, we estimate aggregate intangible asset amortization expense to be as follows:

Estimated Amortization
(in thousands)
2020	$251,116
2021	220,666
2022	78,495
2023	51,846
2024	42,384

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets and other events. We had $82.4 million and $82.8 million of trademarks recorded with an indefinite life that are not amortized at December 31, 2019 and 2018, respectively. Our indefinite-lived trademarks primarily include the SolarWinds and THWACK trademarks.
5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of December 31, 2019 and 2018. There have been no transfers between fair value measurement levels during the year ended December 31, 2019.

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$4,559	$—	$—	$4,559
Trading security	—	—	5,000	5,000
Total assets	$4,559	$—	$5,000	$9,559

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$117,100	$—	$—	$117,100

As of December 31, 2019 and 2018, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 9. Debt for additional information regarding our debt.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment
Property and equipment, including software, consisted of the following:

	December 31,
	2019	2018

	(in thousands)
Equipment, servers and computers	$42,583	$32,081
Furniture and fixtures	8,226	7,393
Software	2,473	2,475
Leasehold improvements	23,440	21,341
	$76,722	$63,290
Less: Accumulated depreciation and amortization	(37,777)	(27,426)
Property and equipment, net	$38,945	$35,864
Depreciation and amortization expense on property and equipment was as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Depreciation and amortization	$13,947	$13,007	$11,617

7. Leases
We lease our offices and do not own any real estate. Our corporate headquarters is located in Austin, Texas and currently consists of approximately 348,000 square feet. We also lease office space domestically and internationally in various locations for our operations, including facilities located in Cork, Ireland; Brno, Czech Republic; Durham, North Carolina; Manila, Philippines; Ottawa, Canada; Dundee, United Kingdom; Krakow, Poland; Lehi, Utah and Singapore. In addition, we lease certain information technology, office and other equipment. Our leases are all classified as operating and generally have remaining terms of less than one year to 13 years.
Subsequent to the adoption of ASC 842, the components of operating lease costs for the year ended December 31, 2019 were as follows:

Year Ended December 31,
2019

(in thousands)
Operating lease costs	$19,990
Variable lease costs(1)	3,258
Short-term lease costs	737
Sublease income received	(1,909)
Total lease costs	$22,076
____________

(1)
Primarily includes common area maintenance and other service charges for leases in which we pay a proportionate share of those costs as we have elected to not separate lease and non-lease components for our office leases.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Maturities of our operating lease liabilities as of December 31, 2019 were as follows:

December 31, 2019
(in thousands)
2020	$17,489
2021	17,479
2022	16,295
2023	15,415
2024	14,739
Thereafter	48,652
Total minimum lease payments	130,069
Less: imputed interest	(22,892)
Present value of operating lease liabilities	$107,177

As of December 31, 2019, the weighted-average remaining lease term of our operating leases were 7.6 years and the weighted-average discount rate used in the calculation of our lease liabilities was 5.0%.
During 2019, we entered into various lease agreements in which the lease did not commence prior to December 31, 2019 and therefore the lease liabilities and corresponding right-of-use assets had not been recorded in our consolidated balance sheet. We expect to take control of the leased assets beginning in 2020 and our future minimum lease payments under these leases is approximately $52.0 million over lease terms of two to eleven years.
Supplemental cash flow information related to our leases was as follows:

Year Ended December 31,
2019

(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$19,321
Right-of-use assets obtained in exchange for operating lease liabilities	11,042

As of December 31, 2018, as previously disclosed in our 2018 Annual Report on Form 10-K, future minimum lease payments under non-cancellable operating leases accounted for under the previous lease accounting guidance were as follows:

Minimum Lease Payments
(in thousands)
2019	$15,287
2020	15,105
2021	14,138
2022	13,412
2023	12,340
Thereafter	53,734
Total minimum lease payments	$124,016

Prior to our adoption of ASC 842, rent expense was as follows:

	Year Ended December 31,
	2018	2017

	(in thousands)
Rent expense	$18,249	$16,298

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

8. Accrued Liabilities and Other
Accrued liabilities and other current liabilities were as follows:

	December 31,
	2019	2018

	(in thousands)
Payroll-related accruals	$31,614	$31,028
Other accrued expenses and current liabilities	15,421	21,027
Total accrued liabilities and other	$47,035	$52,055

9. Debt
Debt Agreements
The following table summarizes information relating to our debt:

	December 31,		December 31,
	2019		2018
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,950,200	4.55%	1,970,100	5.27%
Total principal amount	1,950,200		1,970,100
Unamortized discount and debt issuance costs	(36,894)		(46,128)
Total debt	1,913,306		1,923,972
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,893,406		$1,904,072

Senior Secured Debt
Senior Secured First Lien Credit Facilities
In connection with the Take Private in 2016, we entered into a first lien credit agreement with Credit Suisse AG, Cayman Islands Branch, or Credit Suisse, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions, or Initial First Lien Credit Agreement.
In February 2017, we entered into Amendment No. 3 to the Initial First Lien Credit Agreement, or Amendment No. 3, which replaced the outstanding borrowings with a new $1.695 billion U.S. dollar term loan, or 2017 Refinancing First Lien Term Loan. For certain lenders of the syndicate, Amendment No. 3 was determined to be a debt extinguishment and, accordingly, a loss on debt extinguishment of $18.6 million was recorded to other income (expense) in the consolidated statement of operations for the year ended December 31, 2017.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The First Lien Credit Agreement provides for senior secured first lien credit facilities, consisting of the following as of December 31, 2019:

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

Prior to the completion of our IPO in October 2018, borrowings under our Revolving Credit Facility bore interest at a floating rate which was, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 3.00% or (2) a base rate plus an applicable margin of 2.00%. Upon completion of our IPO, the applicable margins for Eurodollar rate and base rate borrowings were reduced to 2.50% and to 1.50%, respectively. The Eurodollar rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%.
Prior to the completion of our IPO, borrowings under our First Lien Term Loan bore interest at a floating rate which was, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 3.00% or (2) a base rate plus an applicable margin of 2.00%. Upon completion of our IPO, the applicable margins for Eurodollar and base rate borrowings were reduced to 2.75% and 1.75%, respectively. The Eurodollar rate applicable to the First Lien Term Loan is subject to a “floor” of 0.0%.
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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2019, we were in compliance with all covenants of the First Lien Credit Agreement.
The following table summarizes the future minimum principal payments under the First Lien Term Loan outstanding as of December 31, 2019:

As of December 31, 2019

(in thousands)
2020	$19,900
2021	19,900
2022	19,900
2023	19,900
2024	1,870,600
Total minimum principal payments	$1,950,200

Senior Secured Second Lien Credit Facility
In February 2016, in connection with the Take Private, we issued senior secured second lien floating rate notes, or the Second Lien Notes, with approximately $580.0 million aggregate principal amount due in February 2024. In May 2016, we entered into Amendment No.1 to the Second Lien Notes and issued an additional $100.0 million to finance a portion of an acquisition. The Second Lien Notes bore interest at a rate per annum, reset quarterly, equal to a three-month Adjusted LIBOR Rate, with a “floor” of 1.0%, plus 8.75%.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
10. Redeemable Convertible Class A Common Stock
Prior to the conversion of Class A Common Stock into common stock at the IPO in October 2018, the Class A Common Stock accrued dividends at a rate of 9% per annum and had a liquidation preference equal to $1,000 per share plus any accrued and unpaid dividends. Redeemable convertible Class A Common Stock was recorded at liquidation value plus accrued, unpaid dividends in our consolidated balance sheets.
In October 2018, we amended our certificate of incorporation to modify the conversion price of the Class A Common Stock from the initial public offering price per share to a stated conversion price of $19.00 per share. Therefore, immediately prior to the completion of our IPO, we converted each outstanding share of our Class A Common Stock into 140,053,370 shares of common stock equal to the result of the liquidation value of such share of Class A Common Stock, divided by $19.00 per share. The liquidation value for each share of Class A Common Stock was equal to $1,000. At the time of the conversion of the Class A Common Stock, we also converted $717.4 million of accrued and unpaid dividends on the Class A Common Stock into 37,758,109 shares of common stock equal to the result of the accrued and unpaid dividends on each share of Class A Common Stock, divided by $19.00 per share. Upon the modification and conversion of the Class A Common Stock into common stock, we recognized a $711.2 million gain related to the difference between the fair value of the consideration transferred to the Class A Common Stock shareholders and the carrying value of the Class A Common Stock. The gain on conversion of Class A Common Stock was recorded in accumulated deficit and included in net income (loss) available to common shareholders in the computation of net income (loss) per share for the year ended December 31, 2018.
11. Stockholders’ Equity (Deficit) and Stock-Based Compensation
Common Stock and Preferred Stock
As set by our certificate of incorporation, the Company has authorized 1,000,000,000 shares of common stock, par value of $0.001 per share, and 50,000,000 shares of preferred stock, par value of $0.001 per share. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at any meeting of stockholders.
Equity Incentive Awards
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
The Company has issued common stock-based incentive awards, consisting of nonqualified stock options exercisable for shares of common stock and restricted shares of common stock, under the 2016 Plan to employees and certain members of the Company’s board of directors. Options and restricted stock issued under the 2016 Plan to employees at the level of vice president and below generally vest annually over four or five years on each anniversary of the vesting commencement date, subject to continued employment through each applicable vesting date. Options and restricted stock issued under the 2016 Plan to employees at the level of group vice president and above generally vest 50% annually over four or five years on each anniversary of the vesting commencement date and 50% annually over four or five years after the end of each applicable fiscal year provided specified performance targets set by the board of directors are achieved for that fiscal year, subject to continued employment through each

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

applicable vesting date. The term of an incentive stock option granted under our 2016 Plan may not exceed ten years. Under the terms of the applicable stock option agreements and restricted stock purchase agreements, the Company has the right (but will not be required) to repurchase restricted stock that has been purchased by an employee or director in the event that stockholder ceases to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens. The repurchase price for any unvested shares is equal to the lesser of (i) the price the stockholder paid for those shares and (ii) the fair market value of those shares. The repurchase price for any vested shares is equal to the fair market value of those shares unless the stockholder was terminated for cause or the stockholder violated any restrictive covenants in its agreements with the Company. If a stockholder is terminated for cause or violates any restrictive covenants, the repurchase price for the stockholder’s vested shares is the same as for unvested shares.
We have granted employees restricted stock and options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. As of December 31, 2019, common stock-based incentive awards of 5,122,050 were outstanding under the 2016 Plan consisting of 2,105,825 stock options and 3,016,225 shares of restricted common stock. For the years ended December 31, 2019, 2018 and 2017, the Company repurchased 407,200, 272,133 and 640,454 shares, respectively, of vested and unvested restricted common stock upon employee terminations.
2018 Equity Incentive Plan
In October 2018, the board of directors adopted, and the stockholders approved, the SolarWinds Corporation 2018 Equity Incentive Plan, or 2018 Plan. Under the 2018 Plan, the Company is able to sell or grant shares of common stock-based awards, including nonstatutory stock options or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash-based or stock-based awards, to the Company’s employees, contractors, consultants, directors, managers and advisors. The term of a stock option and stock appreciation right granted under our 2018 Plan may not exceed ten years. We reserved 30,000,000 shares of our common stock for issuance under the 2018 Plan. As of December 31, 2019, stock-based incentive awards of 7,122,203 were outstanding under the 2018 Plan, consisting of 6,118,177 restricted stock units, or RSUs, and 1,004,026 performance stock units, or PSUs, at the target award amount and 21,822,569 shares were reserved for future grants.
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
Stock Awards Outside of Plan
In connection with our 2019 acquisitions, certain outstanding unvested options to purchase shares of the acquired companies were cancelled and converted into RSUs granted outside any equity plan and subject to substantially the same vesting schedules and other conditions applicable to the unvested options, but settable solely in shares of common stock of the Company. The converted RSUs generally vest on a monthly, quarterly or annual basis over one to four years, subject to continued employment through each applicable vesting date. As of December 31, 2019, stock-based incentive awards outstanding that were granted outside of an equity plan consisted of 503,707 RSUs.
Stock-based compensation expense recorded for the years ended December 31, 2019 and 2018 was $34.4 million and $5.8 million, respectively, and was immaterial for the year ended December 31, 2017.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Stock Option Awards
Option grant activity under the 2016 Plan was as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2018	3,114,800	$1.62
Options granted	—	—
Options exercised	(571,475)	1.09
Options forfeited	(446,950)	2.01
Options expired	(5,650)	1.25
Outstanding balances at December 31, 2019	2,090,725	$1.69
Options exercisable at December 31, 2019	730,050	$1.04	$12,786	7.3
Options vested and expected to vest at December 31, 2019	2,090,725	$1.69	$35,258	7.6

Additional information regarding options follows (in thousands except for per share amounts):

	Year Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value per share of options granted during the period	$—	$1.98	$0.28
Aggregate intrinsic value of options exercised during the period	9,989	407	2
Aggregate fair value of options vested during the period	661	109	35

The unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $1.1 million as of December 31, 2019. We expect to recognize this expense over weighted average periods of approximately 2.4 years at December 31, 2019.
Restricted Stock
The following table summarizes information about restricted stock activity subject to vesting under the 2016 Plan:

Number of Shares Outstanding
Unvested balances at December 31, 2018	4,985,434
Restricted stock granted and issued	—
Restricted stock vested	(1,562,009)
Restricted stock repurchased - unvested shares	(407,200)
Unvested balances at December 31, 2019	3,016,225

Restricted stock was purchased at fair market value by the employee and common stock was issued at the date of grant. The weighted-average grant date fair market value of restricted common stock purchased was $2.10 per share and $0.67 per share for the years ended December 31, 2018 and 2017, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2019, 2018 and 2017 was $28.9 million, $3.7 million and $0.8 million, respectively.
Restricted stock is subject to certain restrictions, such as vesting and a repurchase right. The common stock acquired by the employee is restricted stock because vesting is conditioned upon (i) continued employment through the applicable vesting date and (ii) for employees at the level of group vice president and above, the achievement of certain financial performance targets determined by the board of directors. The restricted stock is subject to repurchase in the event the stockholder ceases to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens. As the restricted stock is purchased at fair market value at the time of grant, there is no stock-based compensation expense recognized related to these awards. The related liability for unvested shares is included in other long-term liabilities on the consolidated balance sheet and was $1.9 million and $2.9 million as of December 31, 2019 and 2018, respectively.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units
The following table summarizes information about restricted stock unit activity under the 2018 Plan and other awards granted outside of a plan:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2018	6,277,466	$14.24
Restricted stock units granted	2,750,893	18.48
Restricted stock units vested	(1,525,012)	14.64
Restricted stock units forfeited	(881,463)	14.95
Unvested balances at December 31, 2019	6,621,884	$15.82	$122,836	3.0

The total fair value of restricted stock units vested during the year ended December 31, 2019 was $28.6 million. The total unrecognized stock-based compensation expense related to unvested restricted stock units and subject to recognition in future periods is $94.3 million as of December 31, 2019 and we expect to recognize this expense over a weighted-average period of 3.0 years.
Performance Stock Units
The following table summarizes information about performance stock unit activity under the 2018 Plan:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2018	970,922	$14.21
Performance stock units granted	145,102	18.07
Performance stock units vested	—	—
Performance stock units forfeited	(111,998)	14.21
Unvested balances at December 31, 2019	1,004,026	$14.77	$18,625	1.4

The total unrecognized stock-based compensation expense related to unvested performance stock units and subject to recognition in future periods is $4.9 million as of December 31, 2019 and we expect to recognize this expense over a weighted-average period of 1.4 years.
For restricted stock units and performance stock units, the number of shares issued on the date of vesting is generally net of statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. We withheld and retired approximately 385,000 shares to satisfy $7.3 million of employees’ tax obligations during the year ended December 31, 2019. These shares are treated as common stock repurchases in our consolidated financial statements.
Employee Stock Purchase Plan
In October 2018, our board of directors adopted and our stockholders approved our 2018 Employee Stock Purchase Plan, or the ESPP. We reserved a total of 3,750,000 shares of our common stock available for sale under our ESPP.
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
Stock-based compensation expense related to our ESPP plan was insignificant for the year ended December 31, 2019. We did not have an ESPP offering period in 2018, therefore no stock-based compensation expense was recognized.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

12. Net Income (Loss) Per Share
A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted income (loss) per share follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Basic net earnings (loss) per share
Numerator:
Net income (loss)	$18,642	$(102,066)	$(83,866)
Accretion of dividends on Class A common stock	—	(231,549)	(268,007)
Gain on conversion of Class A common stock	—	711,247	—
Earnings allocated to unvested restricted stock	(201)	(12,997)	—
Net income (loss) available to common stockholders	$18,441	$364,635	$(351,873)
Denominator:
Weighted-average common shares outstanding used in computing basic net earnings (loss) per share	306,768	140,301	100,433

Diluted net earnings (loss) per share
Numerator:
Net income (loss) available to common stockholders	$18,441	$364,635	$(351,873)
Denominator:
Weighted-average shares used in computing basic net earnings (loss) per share	306,768	140,301	100,433
Add stock-based incentive stock awards	4,400	2,240	—
Weighted-average shares used in computing diluted net earnings (loss) per share	311,168	142,541	100,433

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Stock options to purchase common stock	303	524	1,635
Performance-based stock options to purchase common stock	86	119	105
Non-vested restricted stock incentive awards	2,353	3,442	3,565
Performance-based non-vested restricted stock incentive awards	998	1,559	2,527
Restricted stock units	4,959	1,139	—
Performance stock units	639	175	—
Employee stock purchase plan	89	—	—
Total anti-dilutive shares	9,427	6,958	7,832

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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans
401(k) Plan
We maintain a 401(k) matching program for all eligible employees. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Employee benefit plan expense	$5,009	$4,474	$4,299

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
The following table details the management fees for the respective periods:

	Year Ended December 31,
	2018	2017

	(in thousands)
Silver Lake Management	$4,063	$5,000
Thoma Bravo	3,309	4,073
TB Partners	753	927
	$8,125	$10,000

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes
U.S. and international components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
U.S.	$(7,122)	$(116,459)	$(13,857)
International	34,626	(5,251)	(47,611)
Income (loss) before income taxes	$27,504	$(121,710)	$(61,468)

Income tax expense (benefit) was composed of the following:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Current:
Federal	$25,958	$(10,906)	$118,909
State	2,485	2,191	455
International	19,863	10,759	1,009
	48,306	2,044	120,373
Deferred:
Federal	(30,750)	(14,978)	(90,498)
State	(3,789)	670	79
International	(4,905)	(7,380)	(7,556)
	(39,444)	(21,688)	(97,975)
	$8,862	$(19,644)	$22,398

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income (loss) before income taxes and the amount recognized in our consolidated financial statements is as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Expense (benefit) derived by applying the federal statutory income tax rate to income (loss) before income taxes	$5,776	$(25,558)	$(21,514)
State taxes, net of federal benefit	(1,898)	2,435	297
Permanent items	(489)	224	(613)
Impact of the Tax Act
One-time transition tax	—	140	130,802
Rate change	—	—	(91,545)
Domestic production activity benefit	—	—	(3,794)
Foreign-derived intangible income	(2,595)	—	—
Research and experimentation tax credits	(653)	(1,955)	(270)
Withholding tax	3,074	2,486	—
Valuation allowance for deferred tax assets	5,181	—	—
Stock-based compensation	(763)	238	—
Effect of foreign operations	1,229	2,346	9,035
	$8,862	$(19,644)	$22,398

The effective tax rate for the year ended December 31, 2019 increased from the year ended December 31, 2018 primarily due to the valuation allowance recognized on the deferred tax assets of the entities acquired in the Samanage acquisition, partially offset by the foreign-derived intangible income deduction.
Included in the provisional amount recorded for the year ended December 31, 2017 was a one-time transition tax of $130.8 million on our accumulated foreign earnings. We have elected to pay the related liability due to this transition tax of $120.8 million over eight years. This income tax expense was partially offset by $91.5 million related to the re-measurement of our deferred tax assets and liabilities at the revised U.S. statutory rates.
During 2018, we completed our accounting for the income tax effects of the Tax Cuts and Jobs Act, or Tax Act. Upon further analysis of the Tax Act, additional guidance issued by the U.S. Treasury Department, state taxing authorities, and other standard-setting bodies, we finalized our calculation of the transition tax during the year ended December 31, 2018. We recognized an additional expense of $0.1 million to the provisional amounts noted above and included these adjustments as a component of income tax expense from continuing operations. We reduced our liability related to the transition tax by $9.6 million. The final transition tax liability of $111.2 million will be paid over eight years.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets were:

	December 31,
	2019	2018

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$403	$436
Accrued expenses	1,478	3,133
Net operating loss	38,869	26,652
Research and experimentation credits	1,435	1,689
Stock-based compensation	3,073	1,090
Interest	737	1,528
Deferred revenue	1,394	1,164
Unrealized exchange gain	1,361	—
Leases	19,168	—
Other credits	685	790
Total deferred tax assets	68,603	36,482
Valuation allowance	(9,923)	(1,775)
Deferred tax assets, net of valuation allowance	58,680	34,707
Deferred tax liabilities:
Property and equipment	3,705	9,107
Prepaid expenses	1,180	1,805
Debt costs	7,364	9,118
Foreign royalty	847	2,017
Leases	16,315	—
Unremitted foreign earnings	816	—
Intangibles	121,804	152,931
Total deferred tax liabilities	152,031	174,978
Net deferred tax liability	$93,351	$140,271

At December 31, 2019 and 2018, we had net operating loss carry forwards for U.S. federal income tax purposes of approximately $66.6 million and $12.2 million, respectively, of which $33.8 million and $12.2 million, respectively, are limited due to IRC Section 382 limitations. These U.S. federal net operating losses are available to offset future U.S. federal taxable income and begin to expire at various dates from 2021 through 2038.
At December 31, 2019 and 2018, we had net operating loss carry forwards for certain state income tax purposes of approximately $180.8 million and $106.7 million, respectively, some of which are limited due to IRC Section 382. These state net operating losses are available to offset future state taxable income and begin to expire in 2031.
At December 31, 2019 and 2018, we had foreign net operating loss carry forwards of approximately $88.3 million and $78.6 million, respectively, which are available to offset future foreign taxable income, and begin to expire in 2022.
At December 31, 2019 and 2018, we had research and experimentation tax credit carry forwards of approximately $0.7 million and $0.7 million, respectively, which are available to offset future U.S. federal income tax. These U.S. federal tax credits begin to expire in 2035.
We received a corporate income tax holiday in the Philippines which expired on March 31, 2019. The income tax expense related to the Philippines after expiration of the holiday has been recognized.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2019 and 2018, we have recorded a valuation allowance of $9.9 million and $1.8 million, respectively. The valuation allowance is related to the deferred tax assets of the entities acquired in the Samanage acquisition and a Canadian subsidiary.
The Tax Act imposes a mandatory transition tax on accumulated foreign earnings as of December 31, 2017. Effective January 1, 2018, the Tax Act creates a new territorial tax system in which we will recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the year ended December 31, 2019, we do not anticipate incurring a global intangible low-taxed income, or GILTI, liability; however, to the extent that we incur expense under the GILTI provisions, we will treat it as a component of income tax expense in the period incurred. As a result of the Tax Act, our accumulated foreign earnings

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

as of December 31, 2017 have been subjected to U.S. tax. Moreover, all future foreign earnings will be subject to a new territorial tax system and dividends received deduction regime in the U.S. As of December 31, 2019, undistributed earnings of certain foreign subsidiaries of approximately $1.0 billion are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax or state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable. We have recorded an immaterial amount of deferred income taxes for state income taxes related to the earnings that are not indefinitely reinvested.
Gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate were as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Gross unrecognized tax benefits	$25,568	$19,709	$19,504

At December 31, 2019 and 2018, we had accrued interest and penalties related to unrecognized tax benefits of approximately $5.5 million and $4.1 million, respectively.
The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Balance, beginning of year	$19,709	$19,504	$22,888
Increases for tax positions related to the current year	4,980	59	502
Decreases for tax positions related to the current year	—	—	(715)
Increases for tax positions related to prior years	995	146	—
Decreases for tax positions related to prior years	(116)	—	(3,171)
Reductions due to lapsed statute of limitations	—	—	—
Balance, end of year	$25,568	$19,709	$19,504

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
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court's decision being overturned upon appeal, we have not recorded any benefit or expense as of December 31, 2019. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
16. Commitments and Contingencies
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
We based revenue by geography on the shipping address of each customer. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. The following tables set forth revenue and net long-lived assets by geographic area:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Revenue
United States, country of domicile	$573,290	$505,304	$459,701
International	359,235	327,785	268,316
Total revenue	$932,525	$833,089	$728,017

	December 31,
	2019	2018

	(in thousands)
Long-lived assets, net
United States, country of domicile	$24,023	$22,953
Switzerland	6,045	4,878
All other international	8,877	8,033
Total long-lived assets, net	$38,945	$35,864

SolarWinds Corporation
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

	Three months ended,
	Dec 31, 2019	Sep 30, 2019	June 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	June 30, 2018	Mar 31, 2018

	(in thousands, except per share data)
	(unaudited)
Revenue	$247,495	$240,490	$228,748	$215,792	$221,181	$213,277	$201,718	$196,913
Gross profit	182,161	175,704	165,390	153,816	159,184	151,420	140,043	135,707
Income (loss) before income taxes	15,431	7,288	1,075	3,710	(14,342)	(524)	(38,577)	(68,267)
Net income (loss)	13,223	4,393	(2,119)	3,145	(14,743)	(398)	(27,015)	(59,910)
Net income (loss) available to common stockholders	13,095	4,350	(2,119)	3,103	668,426	(75,006)	(99,193)	(129,745)
Basic income (loss) per share	$0.04	$0.01	$(0.01)	$0.01	$2.63	$(0.73)	$(0.97)	$(1.28)
Diluted income (loss) per share	$0.04	$0.01	$(0.01)	$0.01	$2.60	$(0.73)	$(0.97)	$(1.28)
Shares used in computation of basic income (loss) per share	307,914	306,890	306,587	305,653	254,209	102,078	102,018	101,644
Shares used in computation of diluted income (loss) per share	311,922	311,102	306,587	309,783	256,711	102,078	102,018	101,644

SOLARWINDS CORPORATION
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions (Charge to Expense)	Deductions (Write-offs, net of Recoveries)	Ending Balance

	(in thousands)
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2017	$1,002	$2,489	$1,426	$2,065
Year ended December 31, 2018	2,065	2,498	1,367	3,196
Year ended December 31, 2019	3,196	1,524	1,549	3,171

Tax valuation allowances:
Year ended December 31, 2017	$—	$1,811	$—	$1,811
Year ended December 31, 2018	1,811	—	36	1,775
Year ended December 31, 2019	1,775	8,148	—	9,923