Form 10-Q
period 2020-03-31
SolarWinds Corp
filed 2020-05-08
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On May 4, 2020, 311,814,278 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS CORPORATION

Safe Harbor Cautionary Statement
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “aim,” “anticipate,” “believe,” “continue,” “expect,” “feel,” “intend,” “estimate,” “seek,” “plan,” “may,” “can,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•
expectations regarding our financial condition and results of operations, including revenue, revenue growth, revenue mix, cost of revenue, operating expenses, operating income, non-GAAP operating income, non-GAAP operating margin, adjusted EBITDA and adjusted EBITDA margin, cash flows and effective income tax rate;

•	expectations regarding investment in product development and our expectations about the results of those efforts;

•	expectations concerning acquisitions and opportunities resulting from our acquisitions;

•	expectations regarding hiring additional personnel globally in the areas of sales and marketing and research and development;

•	intentions regarding our international earnings;

•	expectations regarding our capital expenditures;

•	expectations regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•
the possibility that the global COVID-19 pandemic may adversely affect our business, results of operations and financial condition or the impact of the COVID-19 pandemic on the global economy or on the business operations and financial conditions of our customers, their end-customers and our prospective customers;

•	the inability to sell products to new customers or to sell additional products or upgrades to our existing customers;

•	any decline in our renewal or net retention rates;

•
the possibility that general economic conditions or uncertainty cause information technology spending to be reduced or purchasing decisions to be delayed, including as a result of the COVID-19 pandemic;

•	the inability to generate significant volumes of high quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates;

•	our inability to successfully identify, complete and integrate acquisitions and manage our growth effectively;

•	risks associated with our international operations;

•	our status as a controlled company;

•	the timing and success of new product introductions and product upgrades by SolarWinds or its competitors;

•
the possibility that our operating income could fluctuate and may decline as percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business;

•	potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and

•
such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Form 10-K for the year ended December 31, 2019.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$236,955	$173,372
Accounts receivable, net of allowances of $5,358 and $3,171 as of March 31, 2020 and December 31, 2019, respectively	121,709	121,930
Income tax receivable	1,633	1,117
Prepaid and other current assets	25,420	23,480
Total current assets	385,717	319,899
Property and equipment, net	41,554	38,945
Operating lease assets	90,181	89,825
Deferred taxes	4,316	4,533
Goodwill	4,033,807	4,058,198
Intangible assets, net	704,099	771,513
Other assets, net	29,354	27,829
Total assets	$5,289,028	$5,310,742
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,765	$13,796
Accrued liabilities and other	39,687	47,035
Current operating lease liabilities	13,226	14,093
Accrued interest payable	203	248
Income taxes payable	18,375	15,714
Current portion of deferred revenue	323,168	312,227
Current debt obligation	19,900	19,900
Total current liabilities	425,324	423,013
Long-term liabilities:
Deferred revenue, net of current portion	32,384	31,173
Non-current deferred taxes	89,237	97,884
Non-current operating lease liabilities	95,279	93,084
Other long-term liabilities	123,721	122,660
Long-term debt, net of current portion	1,890,719	1,893,406
Total liabilities	2,656,664	2,661,220
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 309,890,505 and 308,290,310 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	310	308
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	3,054,734	3,041,880
Accumulated other comprehensive income (loss)	(35,676)	(5,247)
Accumulated deficit	(387,004)	(387,419)
Total stockholders’ equity	2,632,364	2,649,522
Total liabilities and stockholders’ equity	$5,289,028	$5,310,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription	$93,635	$71,565
Maintenance	116,349	106,292
Total recurring revenue	209,984	177,857
License	36,966	37,935
Total revenue	246,950	215,792
Cost of revenue:
Cost of recurring revenue	22,501	18,159
Amortization of acquired technologies	44,492	43,817
Total cost of revenue	66,993	61,976
Gross profit	179,957	153,816
Operating expenses:
Sales and marketing	72,378	60,595
Research and development	31,845	25,188
General and administrative	29,755	21,736
Amortization of acquired intangibles	18,296	16,502
Total operating expenses	152,274	124,021
Operating income	27,683	29,795
Other income (expense):
Interest expense, net	(24,095)	(27,382)
Other income (expense), net	(758)	1,297
Total other income (expense)	(24,853)	(26,085)
Income before income taxes	2,830	3,710
Income tax expense	2,415	565
Net income	$415	$3,145
Net income available to common stockholders	$412	$3,103
Net income available to common stockholders per share:
Basic earnings per share	$—	$0.01
Diluted earnings per share	$—	$0.01
Weighted-average shares used to compute net income available to common stockholders per share:
Shares used in computation of basic earnings per share	308,937	305,653
Shares used in computation of diluted earnings per share	312,865	309,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$415	$3,145
Other comprehensive income (loss):
Foreign currency translation adjustment	(30,429)	(27,708)
Other comprehensive income (loss)	(30,429)	(27,708)
Comprehensive income (loss)	$(30,014)	$(24,563)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	308,290	$308	$3,041,880	$(5,247)	$(387,419)	$2,649,522
Foreign currency translation adjustment	—	—	—	(30,429)	—	(30,429)
Net income	—	—	—	—	415	415
Comprehensive loss						(30,014)
Exercise of stock options	59	—	51	—	—	51
Restricted stock units issued, net of shares withheld for taxes	276	—	(1,548)	—	—	(1,548)
Issuance of stock	1,105	2	627	—	—	629
Issuance of stock under employee stock purchase plan	161	—	2,357	—	—	2,357
Stock-based compensation	—	—	11,367	—	—	11,367
Balance at March 31, 2020	309,891	$310	$3,054,734	$(35,676)	$(387,004)	$2,632,364

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	304,942	$305	$3,011,080	$17,043	$(412,328)	$2,616,100
Foreign currency translation adjustment	—	—	—	(27,708)	—	(27,708)
Net income	—	—	—	—	3,145	3,145
Comprehensive loss						(24,563)
Exercise of stock options	47	—	36	—	—	36
Issuance of stock	1,416	1	748	—	—	749
Stock-based compensation	—	—	7,788	—	—	7,788
Cumulative effect adjustment of adoption of revenue recognition accounting standard	—	—	—	—	6,267	6,267
Balance at March 31, 2019	306,405	$306	$3,019,652	$(10,665)	$(402,916)	$2,606,377
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$415	$3,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,768	64,463
Provision for losses on accounts receivable	3,014	514
Stock-based compensation expense	11,268	7,718
Amortization of debt issuance costs	2,288	2,286
Deferred taxes	(8,744)	(11,283)
(Gain) loss on foreign currency exchange rates	983	(1,308)
Other non-cash expenses (benefits)	(190)	(687)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(4,084)	(10,568)
Income taxes receivable	(583)	(250)
Prepaid and other assets	(4,092)	(4,326)
Accounts payable	(3,047)	479
Accrued liabilities and other	(5,800)	(10,798)
Accrued interest payable	(45)	573
Income taxes payable	4,566	2,546
Deferred revenue	14,739	20,054
Other long-term liabilities	(85)	805
Net cash provided by operating activities	78,371	63,363
Cash flows from investing activities
Purchases of property and equipment	(6,536)	(4,570)
Purchases of intangible assets	(1,694)	(1,240)
Other investing activities	—	235
Net cash used in investing activities	(8,230)	(5,575)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	2,357	—
Repurchase of common stock and incentive restricted stock	(1,571)	(8)
Exercise of stock options	51	36
Repayments of borrowings from credit agreement	(4,975)	(4,975)
Net cash used in financing activities	(4,138)	(4,947)
Effect of exchange rate changes on cash and cash equivalents	(2,420)	(996)
Net increase in cash and cash equivalents	63,583	51,845
Cash and cash equivalents
Beginning of period	173,372	382,620
End of period	$236,955	$434,465

Supplemental disclosure of cash flow information
Cash paid for interest	$21,972	$25,423
Cash paid for income taxes	$6,035	$8,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019, or COVID-19, pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of the COVID-19 pandemic within our financial statements as of and for the three months ended March 31, 2020 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the valuation of goodwill, intangibles, long-lived assets and contingent consideration;

•	revenue recognition;

•	stock-based compensation; and

•	income taxes.
Recently Adopted Accounting Pronouncements
On January 1, 2020 we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Codification ("ASC") No. 2017-04 "Intangibles-Goodwill and Other," or ASC 350, which simplifies the accounting for goodwill impairment. The new guidance removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. The standard did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2020.
Fair Value Measurements
We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis and non-financial assets and liabilities, such as goodwill, intangible assets and property, plant and equipment that are measured at fair value on a non-recurring basis.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
See Note 4. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis. The carrying amounts reported in our consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2019	$(5,247)	$(5,247)
Other comprehensive gain (loss) before reclassification	(30,429)	(30,429)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(30,429)	(30,429)
Balance at March 31, 2020	$(35,676)	$(35,676)

Deferred Revenue
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2019	$343,400
Deferred revenue recognized	(120,363)
Additional amounts deferred	132,515
Balance at March 31, 2020	$355,552

We expect to recognize revenue related to remaining performance obligations as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$355,552	$323,168	$31,669	$715

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Commissions
Details of our deferred commissions balance was as follows:

		(in thousands)
Balance at December 31, 2019		$10,624
Commissions capitalized		1,957
Amortization recognized		(821)
Balance at March 31, 2020		$11,760

	March 31,	December 31,
	2020	2019

Classified as:	(in thousands)
Current	$2,883	$2,543
Non-current	8,877	8,081
Total deferred commissions	$11,760	$10,624

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Amortization of acquired license technologies	$35,572	$35,837
Amortization of acquired subscription technologies	8,920	7,980
Total amortization of acquired technologies	$44,492	$43,817

3. Goodwill
The following table reflects the changes in goodwill for the three months ended March 31, 2020:

(in thousands)
Balance at December 31, 2019	$4,058,198
Foreign currency translation and other adjustments	(24,391)
Balance at March 31, 2020	$4,033,807

4. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of March 31, 2020 and December 31, 2019. There have been no transfers between fair value measurement levels during the three months ended March 31, 2020.

	Fair Value Measurements at March 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$110,000	$—	$—	$110,000
Trading security	—	—	5,087	5,087
Total assets	$110,000	$—	$5,087	$115,087

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$4,559	$—	$—	$4,559
Trading security	—	—	5,000	5,000
Total assets	$4,559	$—	$5,000	$9,559

As of March 31, 2020 and December 31, 2019, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 5. Debt for additional information regarding our debt.
5. Debt
The following table summarizes information relating to our debt:

	March 31,		December 31,
	2020		2019
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,945,225	3.74%	1,950,200	4.55%
Total principal amount	1,945,225		1,950,200
Unamortized discount and debt issuance costs	(34,606)		(36,894)
Total debt	1,910,619		1,913,306
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,890,719		$1,893,406

Senior Secured First Lien Credit Facilities
Our first lien credit agreement, as amended, or First Lien Credit Agreement, provides for senior secured first lien credit facilities, consisting of the following as of March 31, 2020:

•	a $1.99 billion U.S. dollar term loan, or First Lien Term Loan, with a final maturity date of February 5, 2024; and

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

Borrowings under our Revolving Credit Facility bear interest at a floating rate which is, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 2.50% or (2) a base rate plus an applicable margin of 1.50%, respectively. The Eurodollar rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%.
Borrowings under our First Lien Term Loan bear interest at a floating rate which is, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 2.75% or (2) a base rate plus an applicable margin of 1.75%, respectively. The Eurodollar rate applicable to the First Lien Term Loan is subject to a “floor” of 0.0%.
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to paying interest on loans outstanding under the Revolving Credit Facility and the First Lien Term Loan, we are required to pay a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility. The commitment fee is subject to a reduction to 0.375% per annum based on our first lien net leverage ratio.
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of March 31, 2020, we were in compliance with all covenants of the First Lien Credit Agreement.
6. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Basic earnings per share
Numerator:
Net income	$415	$3,145
Earnings allocated to unvested restricted stock	(3)	(42)
Net income available to common stockholders	$412	$3,103
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	308,937	305,653

Diluted earnings per share
Numerator:
Net income available to common stockholders	$412	$3,103
Denominator:
Weighted-average shares used in computing basic earnings per share	308,937	305,653
Add dilutive impact of employee equity plans	3,928	4,130
Weighted-average shares used in computing diluted earnings per share	312,865	309,783

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Stock options to purchase common stock	247	369
Performance-based stock options to purchase common stock	84	130
Non-vested restricted stock incentive awards	1,669	2,908
Performance-based non-vested restricted stock incentive awards	845	1,282
Restricted stock units	5,650	4,675
Performance stock units	677	957
Employee stock purchase plan	177	—
Total anti-dilutive shares	9,349	10,321

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options or purchase of restricted stock or proceeds from the employee stock purchase plan.
7. Income Taxes
For the three months ended March 31, 2020 and 2019, we recorded income tax expense of $2.4 million and $0.6 million, respectively, resulting in an effective tax rate of 85.3% and 15.2%, respectively. The increase in the effective tax rate for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the impact of having a full valuation allowance against the deferred tax assets related to the current period losses related to the entities acquired in the SAManage Ltd., or Samanage, acquisition completed in April 2019.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2020, we had accrued interest and penalties related to unrecognized tax benefits of approximately $5.8 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2018 tax years generally remain open and subject to examination by federal tax authorities. The 2011 through 2019 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2011 through the period ending February 2016. We are under audit by the Indian Tax Authority for the 2014 and 2017 tax years. We are currently under audit by the California Franchise Tax Board for the 2012 through 2014 tax years and the Massachusetts Department of Revenue for the 2015 through February 2016 tax years. We were notified in February 2020 that the Texas Comptroller would audit the 2015 through 2018 tax years. We are not currently under audit in any other taxing jurisdictions.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court's decision being overturned upon appeal, we have not recorded any benefit or expense as of March 31, 2020. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act, or “CARES Act," enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments and believe they have not had a material impact on our provision for income taxes for the three months ended March 31, 2020.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 and this quarterly report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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
On February 5, 2016, we were acquired by affiliates of Silver Lake Group, L.L.C and Thoma Bravo, LLC in a take private transaction, or the Take Private. We applied purchase accounting on the date of the Take Private. In October 2018, we completed our initial public offering, or IPO.
Impacts of COVID-19
The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic on our business is uncertain. We initially responded to the COVID-19 pandemic by executing our business continuity plan and transitioning nearly all of our workforce to a remote working environment to prioritize the safety of our personnel. Due to the nature of our business, we have not seen a significant impact on our financial results due to the COVID-19 pandemic at this time, but we are unable to predict with a level of precision the longer term impact it may have on our business, results of operations and financial condition due to numerous uncertainties, including the duration of the pandemic, actions that may be taken by governmental authorities in response to the pandemic, its impact to the business of our customers and their end-customers and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations and financial condition.
First Quarter Financial Highlights
Our approach, which we call the “SolarWinds Model,” is based on our commitment to building a business that is focused on growth and profitability. Below are our key financial highlights for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Revenue
Our total revenue was $247.0 million and $215.8 million for the three months ended March 31, 2020 and 2019, respectively. Our non-GAAP total revenue, which excludes the impact of purchase accounting, was $248.5 million and $215.8 million for the three months ended March 31, 2020 and 2019, respectively. Recurring revenue, which consists of subscription and maintenance revenue, represented approximately 85% of our total revenue for the three months ended March 31, 2020 compared to 82% for the three months ended March 31, 2019. We have increased our recurring revenue as a result of the growth in our subscription sales and the continued growth of our maintenance revenue.
We use Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, to evaluate the results of our recurring revenue model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. As of March 31, 2020, Subscription ARR was $385.1 million, up from $298.7 million as of March 31, 2019. Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of March 31, 2020, Total ARR was $861.6 million, up from $747.2 million as of March 31, 2019.

As of March 31, 2020, we had over 320,000 customers. We have a broad and diverse customer base that is not concentrated in any segment or vertical industry. We define customers as individuals or entities that have purchased one or more of our products under a unique customer identification number since our inception for our perpetual license products and individuals or entities that have an active subscription for at least one of our subscription products. Each unique customer identification number constitutes a separate customer regardless of the amount purchased. We may have multiple purchasers of our products within a single organization, each of which may be assigned a unique customer identification number and deemed a separate customer.
The SolarWinds Model allows us to both sell to a broad group of potential customers and close large transactions with significant customers. While some customers may spend as little as $100 with us over a twelve-month period, we had 926 customers who had spent more than $100,000 with us for the trailing twelve-month period ended March 31, 2020.
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
Our license revenue has declined as a percentage of total revenue primarily due to the higher growth of our recurring revenue and represented approximately 15.0% of our total revenue in the three months ended March 31, 2020.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the three months ended March 31, 2020 was $0.4 million compared to $3.1 million for the three months ended March 31, 2019. Our Adjusted EBITDA was $110.9 million and $104.8 million for the three months ended March 31, 2020 and 2019, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended March 31, 2020 and 2019, cash flows from operations were $78.4 million and $63.4 million, respectively. During those periods, our cash flows from operations were reduced by cash payments for interest on our long-term debt of $22.0 million and $25.4 million, respectively and cash payments for income taxes of $6.0 million and $8.6 million, respectively.
Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.

•	Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.

▪
Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings, and to a lesser extent, our time-based license arrangements. Subscription revenue includes sales of our MSP products as well as our cloud infrastructure, application performance management and IT service management, or ITSM products. We generally recognize revenue ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. Our revenue from MSP products increases with the addition of end customers served by our MSP customers, the proliferation of devices managed by those MSPs and the expansion of products used by those MSPs to manage end customers’ IT infrastructures.

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
In April 2020, we launched subscription pricing options for certain of our network, systems and database management products that have historically been sold as perpetual licenses. The new subscription pricing option will give customers additional flexibility when purchasing our products. The subscription pricing options are a time-based license revenue arrangement recognized at a point in time upon delivery of the license key and maintenance is recognized ratably over the contract period. We plan to continue to sell perpetual licenses for these products and not require customers to transition to a subscription pricing model. Customer adoption of the subscription pricing option may impact the mix of license and recurring revenue, but this impact is difficult to predict at this time due to uncertainty regarding the level of customer adoption of the new subscription pricing options. We expect the impact to the mix between license and recurring revenue will be immaterial in the short-term as customer adoption ramps up.
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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of March 31, 2020 was 3,298, as compared to 2,794 as of March 31, 2019. Our stock-based compensation expense has increased due to equity awards granted to our employees and directors.

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

•
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring costs and other acquisition-related costs, professional fees and other general corporate expenses.

•	Amortization of Acquired Intangibles. We amortize to operating expenses the capitalized costs of intangible assets acquired in connection with the Take Private and our other acquisitions.
Other Income (Expense)
Other income (expense) primarily consists of interest expense and gains (losses) resulting from changes in exchange rates on foreign currency denominated accounts, including intercompany loans. We expect interest expense to decrease as we repay indebtedness.
Foreign Currency
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information on how foreign currency impacts our financial results.
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

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$93,635	37.9%	$71,565	33.2%	$22,070
Maintenance	116,349	47.1	106,292	49.3	10,057
Total recurring revenue	209,984	85.0	177,857	82.4	32,127
License	36,966	15.0	37,935	17.6	(969)
Total revenue	$246,950	100.0%	$215,792	100.0%	$31,158
Total revenue increased $31.2 million, or 14.4%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Revenue from North America was approximately 66% and 65% of total revenue for the three months ended March 31, 2020 and 2019, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $22.1 million, or 30.8%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to sales of additional MSP products, with additional contribution from our acquired SolarWinds Service Desk product. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. Our subscription revenue increased as a percentage of our total revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Our net retention rate for our subscription products was approximately 105% for each of the trailing twelve-month periods ended March 31, 2020 and 2019 and was driven primarily by strong customer retention in our MSP products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $10.1 million, or 9.5%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a growing maintenance renewal customer base from sales of our perpetual license products, strong maintenance renewal rates and to a lesser extent, a maintenance price increase.
Our maintenance renewal rate for our perpetual license products was approximately 92% and 97%, respectively, for the trailing twelve-month periods ended March 31, 2020 and 2019. The decrease in the maintenance renewal rate for the trailing twelve-month period ended March 31, 2020 was primarily due to a planned downgrade on one large U.S. Federal maintenance renewal and the strengthening of the U.S. dollar against other foreign currencies. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue decreased $1.0 million, or 2.6% primarily due to decreased sales of our licensed products in our North American locations and the effect of the weakening of most foreign currencies relative to the U.S. dollar, partially offset by increased sales in our international locations.

Cost of Revenue

	Three Months Ended March 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$22,501	9.1%	$18,159	8.4%	$4,342
Amortization of acquired technologies	44,492	18.0	43,817	20.3	675
Total cost of revenue	$66,993	27.1%	$61,976	28.7%	$5,017
Total cost of revenue increased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $2.1 million and personnel costs to support new customers and additional product offerings of $1.6 million, which includes a $0.1 million increase in stock-based compensation expense. Amortization of acquired technologies includes $40.7 million and $41.0 million of amortization related to the Take Private for the three months ended March 31, 2020 and 2019, respectively.
Operating Expenses

	Three Months Ended March 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$72,378	29.3%	$60,595	28.1%	$11,783
Research and development	31,845	12.9	25,188	11.7	6,657
General and administrative	29,755	12.0	21,736	10.1	8,019
Amortization of acquired intangibles	18,296	7.4	16,502	7.6	1,794
Total operating expenses	$152,274	61.7%	$124,021	57.5%	$28,253
Sales and Marketing. Sales and marketing expenses increased $11.8 million, or 19.4%, primarily due to increases in personnel costs of $6.8 million, which includes an increase of $0.5 million in stock-based compensation expense, and increases in marketing program costs of $5.1 million. We increased our sales and marketing employee headcount to support the sales of additional products and growth in the business and through the acquisition of Samanage.
Research and Development. Research and development expenses increased $6.7 million, or 26.4%, primarily due to increases in personnel costs of $6.0 million, which includes an increase in stock-based compensation expense of $1.7 million, and contract services and professional fees of $0.5 million. We increased our worldwide research and development employee headcount through the acquisition of Samanage and to expedite delivery of product enhancements and new product offerings to our customers.
General and Administrative. General and administrative expenses increased $8.0 million, or 36.9%, primarily due to a $3.7 million increase in personnel costs, which includes a $1.5 million increase in stock-based compensation, a $2.5 million increase in our provision for losses on accounts receivables, a $0.9 million increase in acquisition costs and a $0.7 million increase in professional fees and other public company costs. The increase in our provision for losses on accounts receivables is primarily related to the risk of non-collection from a certain distributor, from customers acquired in recent acquisitions and customers potentially impacted by the current economic uncertainty resulting from the COVID-19 pandemic.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $1.8 million, or 10.9%, primarily due to amortization related to the Samanage acquisition in April 2019. Amortization of intangible assets includes $11.8 million and $11.9 million of amortization related to the Take Private for the three months ended March 31, 2020 and 2019, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.

Interest Expense, Net

	Three Months Ended March 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(24,095)	(9.8)%	$(27,382)	(12.7)%	$3,287
Interest expense, net decreased by $3.3 million, or 12.0%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in interest expense is primarily due to decreases in interest rates and the reduction in our outstanding debt balance related to quarterly principal repayments. See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended March 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(758)	(0.3)%	$1,297	0.6%	$(2,055)
Other income (expense), net decreased by $2.1 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Three Months Ended March 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$2,830	1.1%	$3,710	1.7%	$(880)
Income tax expense	2,415	1.0	565	0.3	1,850
Effective tax rate	85.3%		15.2%		70.1%
Our income tax expense for the three months ended March 31, 2020 increased by $1.9 million as compared to the three months ended March 31, 2019. The effective tax rate increased to 85.3% for the period primarily due to the impact of having a full valuation allowance against the deferred tax assets related to the current period losses related to the entities acquired in the Samanage acquisition completed in April 2019. For additional discussion about our income taxes, see Note 7. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments and restructuring costs, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
Non-GAAP Revenue
We define non-GAAP subscription revenue, non-GAAP maintenance revenue, non-GAAP license revenue and non-GAAP total revenue, as subscription revenue, maintenance revenue, license revenue and total revenue, respectively, excluding the impact of purchase accounting from our acquisitions. We monitor these measures to assess our performance because we believe our revenue growth rates would be overstated without these adjustments. We believe presenting non-GAAP subscription revenue, non-GAAP maintenance revenue, non-GAAP license revenue and non-GAAP total revenue aids in the comparability between periods and in assessing our overall operating performance.

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Revenue:
GAAP subscription revenue	$93,635	$71,565
Impact of purchase accounting	1,513	—
Non-GAAP subscription revenue	95,148	71,565
GAAP maintenance revenue	116,349	106,292
Impact of purchase accounting	—	—
Non-GAAP maintenance revenue	116,349	106,292
GAAP total recurring revenue	209,984	177,857
Impact of purchase accounting	1,513	—
Non-GAAP total recurring revenue	211,497	177,857
GAAP license revenue	36,966	37,935
Impact of purchase accounting	—	—
Non-GAAP license revenue	36,966	37,935
Total GAAP revenue	$246,950	$215,792
Impact of purchase accounting	$1,513	$—
Total non-GAAP revenue	$248,463	$215,792

Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP margin using non-GAAP revenue as discussed above and excluding such items as the write-down of deferred revenue related to purchase accounting, amortization of acquired intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition and other costs and restructuring costs. Management believes these measures are useful for the following reasons:

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

•
Acquisition and Other Costs. We exclude certain expense items resulting from the Take Private and other acquisitions, such as legal, accounting and advisory fees, changes in fair value of contingent consideration, costs related to integrating the acquired businesses, deferred compensation, severance and retention expense. In addition, we exclude certain other costs including expense related to our offerings. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition and other costs, allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.

•
Restructuring Costs. We provide non-GAAP information that excludes restructuring costs such as severance and the estimated costs of exiting and terminating facility lease commitments, as they relate to our corporate restructuring and exit activities and costs related to the separation of employment with executives of the Company. These costs are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these costs for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Three Months Ended March 31,
	2020	2019

	(in thousands, except margin data)
GAAP operating income	$27,683	$29,795
Impact of purchase accounting	1,513	—
Stock-based compensation expense and related employer-paid payroll taxes	11,483	7,718
Amortization of acquired technologies	44,492	43,817
Amortization of acquired intangibles	18,296	16,502
Acquisition and other costs	1,943	2,258
Restructuring costs	222	524
Non-GAAP operating income	$105,632	$100,614
GAAP operating margin	11.2%	13.8%
Non-GAAP operating margin	42.5%	46.6%

Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding the impact of purchase accounting on total revenue, amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring costs, acquisition and other costs, interest expense, net, debt related costs including fees related to our credit agreements, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by non-GAAP revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA excludes the impact of the write-down of deferred revenue due to purchase accounting in connection with our acquisition, and therefore includes revenue that will never be recognized under GAAP; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended March 31,
	2020	2019

	(in thousands, except margin data)
Net income	$415	$3,145
Amortization and depreciation	67,768	64,463
Income tax expense	2,415	565
Interest expense, net	24,095	27,382
Impact of purchase accounting on total revenue	1,513	—
Unrealized foreign currency (gains) losses	983	(1,308)
Acquisition and other costs	1,943	2,258
Debt related costs	93	101
Stock-based compensation expense and related employer-paid payroll taxes	11,483	7,718
Restructuring costs	222	524
Adjusted EBITDA	$110,930	$104,848
Adjusted EBITDA margin	44.6%	48.6%
Liquidity and Capital Resources
Cash and cash equivalents were $237.0 million as of March 31, 2020. Our international subsidiaries held approximately $90.3 million of cash and cash equivalents, of which 67.1% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we continue to evaluate the nature and extent of the impact to our business and financial position. However, despite this uncertainty, we believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.
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
Indebtedness
As of March 31, 2020, our total indebtedness was $1.9 billion, with up to $125.0 million of available borrowings under our revolving credit facility. See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding our debt.
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
Summary of Cash Flows
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$78,371	$63,363
Net cash used in investing activities	(8,230)	(5,575)
Net cash used in financing activities	(4,138)	(4,947)
Effect of exchange rate changes on cash and cash equivalents	(2,420)	(996)
Net increase in cash and cash equivalents	63,583	51,845
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, the increase in cash provided by operating activities was primarily due to the increase in net income after adjustments for non-cash items including depreciation and amortization and stock-based compensation expense. The net cash inflow resulting from the changes in our operating assets and liabilities was $1.6 million for the three months ended March 31, 2020 as compared to a net cash outflow of $1.5 million for the three months ended March 31, 2019 and was primarily due to the timing of sales and cash payments and receipts. Cash flow from operations for the three months ended March 31, 2020 was reduced by $6.0 million of cash paid for taxes.
Investing Activities
Investing cash flows consist primarily of cash used for capital expenditures and intangible assets. Our capital expenditures primarily relate to purchases of leasehold improvements, computers, servers and equipment to support our domestic and international office locations. Purchases of intangible assets consist primarily of capitalized research and development costs.
Net cash used in investing activities increased in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to an increase in cash used for purchases of property and equipment.
Financing Activities
Financing cash flows consist of repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash used in financing activities decreased in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to an increase in proceeds from issuance of common stock under our employee stock purchase plan. For each period, we made quarterly principal payments of $5.0 million due under our First Lien Credit Agreement. In addition, in the three months ended March 31, 2020 we withheld and retired shares of common stock to satisfy $1.5 million of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements.

Contractual Obligations and Commitments
As of March 31, 2020, there have been no material changes in our contractual obligations and commitments as of December 31, 2019 that were disclosed in our Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of COVID-19 within our financial statements as of and for the three months ended March 31, 2020 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
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
A full description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 24, 2020. There have been no material changes to our critical accounting policies and estimates since that time.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $237.0 million and $173.4 million at March 31, 2020 and December 31, 2019, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at March 31, 2020.
We had total indebtedness with an outstanding principal balance of $1.9 billion and $2.0 billion at March 31, 2020 and December 31, 2019, respectively. Borrowings outstanding under our various credit agreements bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 0% floor. As of March 31, 2020 and December 31, 2019, the annual weighted-average rate on borrowings was 3.74% and 4.55%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.5 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2019 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.9 billion U.S. dollar term loans as of March 31, 2020, not subject to market pricing.
See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, Europe, Canada, South America and Australia. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Australian Dollar against the United States Dollar, or USD. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact of the COVID-19 pandemic on the global economy or governmental actions taken in response to the COVID-19 pandemic. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of March 31, 2020 and December 31, 2019, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three months ended March 31, 2020 and 2019.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The global COVID-19 pandemic may adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019, or COVID-19, a pandemic. The global COVID-19 pandemic has created significant volatility, uncertainty and disruption in the global economy. The extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain and will depend on numerous evolving factors outside of our control that we are not able to accurately predict, including:

•	the duration and scope of the COVID-19 pandemic;

•
governmental actions taken in response to the COVID-19 pandemic that restrict or disrupt global economic activity, including restrictions imposed on the operation of our business in our U.S. and international locations;

•
business failures, reductions in information technology spending, late or missed payments, or delays in purchasing decisions by our customers, their end-customers and our prospective customers, in particular among small and mid-sized business (SMBs) that we or our MSP customers’ serve, and the resulting impact on demand for our products, our ability to collect payments for our products or our ability to add new customers and retain existing customers;

•
our ability to continue to effectively market, sell and support our products through disruptions to our operations, the operations of our customers and partners and the communities in which our and their employees are located, including disruptions resulting from the spread of the virus, quarantines, office closures, reallocation of internal resources and transitions to remote working arrangements;

•
the ability of our products to address our customers’ needs in a rapidly evolving business environment and any interruptions or performance problems associated with the increased use of our products as a result of the shift to more remote working environments, including disruptions at any third-party data centers upon which we rely;

•	our ability to develop new products, enhance our existing products and acquire new products in this uncertain business environment;

•
delays in the U.S. federal government’s budget and appropriations process and changes in spending priorities of the U.S. federal government that result in the loss or delay of sales of our products to the U.S. federal government; and

•	public and private litigation based upon, arising out of or related to COVID-19 and our actions and responses thereto.
In addition to the adverse impact any of these factors could have on our business, results of operations and financial condition, these factors and the other impacts of the COVID-19 pandemic also could cause, contribute to, or increase the likelihood of the risks and uncertainties identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could materially adversely affect our business, results of operations and financial condition. Additionally, because an increasing portion of our business is based on a recurring revenue model, the effect of COVID-19 on our business will not be fully reflected in our financial results for some time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
January 1-31, 2020	—	$—	—	$—
February 1-29, 2020	30,000	0.74	—	—
March 1-31, 2020	1,600	0.27	—	—
Total	31,600		—
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

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Third Amended and Restated Certificate of Incorporation as currently in effect
3.2	Amended and Restated Bylaws as currently in effect
10.1*	Employment Agreement, dated as of September 15, 2015, between SolarWinds Worldwide, LLC and Jason Bliss
10.2*	Amendment to Employment Agreement, dated April 27, 2016, between SolarWinds Worldwide, LLC and Jason Bliss
10.3*	Employment Agreement, dated as of February 1, 2015, between SolarWinds Worldwide, LLC and Woong Joseph Kim
10.4*	Amendment to Employment Agreement, dated April 27, 2016, between SolarWinds Worldwide, LLC and Woong Joseph Kim
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**
The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing

SOLARWINDS CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	May 8, 2020	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)