Form 10-Q
period 2020-06-30
SolarWinds Corp
filed 2020-08-10
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On August 3, 2020, 312,384,795 shares of common stock, par value $0.001 per share, were outstanding.

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

•	expectations regarding investment in product development and our expectations about the results of those efforts;

•	expectations concerning acquisitions and opportunities resulting from our acquisitions;

•	expectations regarding hiring additional personnel globally in the areas of sales and marketing and research and development;

•	intentions regarding our international earnings;

•	expectations regarding our capital expenditures;

•	expectations regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition;

•	our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity; and

•	expectations regarding the potential spin-off of our MSP business into a newly created and separately traded public company.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•
risks related to the potential spin-off of our MSP business into a newly created and separately-traded public company, including that the process of exploring the spin-off and potentially completing the spin-off could disrupt or adversely affect the consolidated or separate businesses, results of operations and financial condition, that the spin-off may not achieve some or all of any anticipated benefits with respect to either business, and that the spin-off may not be completed in accordance with our expected plans or anticipated timelines, or at all;

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

•
such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10‑Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-

Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.
In this report “SolarWinds,” “Company,” “we,” “us” and “our” refer to SolarWinds Corporation and its consolidated subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$331,414	$173,372
Accounts receivable, net of allowances of $3,735 and $3,171 as of June 30, 2020 and December 31, 2019, respectively	104,281	121,930
Income tax receivable	1,155	1,117
Prepaid and other current assets	22,228	23,480
Total current assets	459,078	319,899
Property and equipment, net	43,497	38,945
Operating lease assets	108,099	89,825
Deferred taxes	4,410	4,533
Goodwill	4,058,287	4,058,198
Intangible assets, net	644,361	771,513
Other assets, net	31,477	27,829
Total assets	$5,349,209	$5,310,742
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,071	$13,796
Accrued liabilities and other	47,118	47,035
Current operating lease liabilities	15,201	14,093
Accrued interest payable	159	248
Income taxes payable	25,246	15,714
Current portion of deferred revenue	314,105	312,227
Current debt obligation	19,900	19,900
Total current liabilities	432,800	423,013
Long-term liabilities:
Deferred revenue, net of current portion	32,314	31,173
Non-current deferred taxes	82,332	97,884
Non-current operating lease liabilities	111,537	93,084
Other long-term liabilities	116,488	122,660
Long-term debt, net of current portion	1,888,026	1,893,406
Total liabilities	2,663,497	2,661,220
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 310,571,064 and 308,290,310 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	311	308
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	3,067,458	3,041,880
Accumulated other comprehensive loss	(7,898)	(5,247)
Accumulated deficit	(374,159)	(387,419)
Total stockholders’ equity	2,685,712	2,649,522
Total liabilities and stockholders’ equity	$5,349,209	$5,310,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription	$95,840	$78,780	$189,475	$150,345
Maintenance	116,498	110,793	232,847	217,085
Total recurring revenue	212,338	189,573	422,322	367,430
License	33,677	39,175	70,643	77,110
Total revenue	246,015	228,748	492,965	444,540
Cost of revenue:
Cost of recurring revenue	21,822	19,386	44,323	37,545
Amortization of acquired technologies	44,834	43,972	89,326	87,789
Total cost of revenue	66,656	63,358	133,649	125,334
Gross profit	179,359	165,390	359,316	319,206
Operating expenses:
Sales and marketing	70,712	64,813	143,090	125,408
Research and development	30,745	27,705	62,590	52,893
General and administrative	24,467	25,241	54,222	46,977
Amortization of acquired intangibles	18,294	17,301	36,590	33,803
Total operating expenses	144,218	135,060	296,492	259,081
Operating income	35,141	30,330	62,824	60,125
Other income (expense):
Interest expense, net	(18,313)	(28,177)	(42,408)	(55,559)
Other income (expense), net	363	(1,078)	(395)	219
Total other income (expense)	(17,950)	(29,255)	(42,803)	(55,340)
Income before income taxes	17,191	1,075	20,021	4,785
Income tax expense	4,346	3,194	6,761	3,759
Net income (loss)	$12,845	$(2,119)	$13,260	$1,026
Net income (loss) available to common stockholders	$12,772	$(2,119)	$13,169	$1,014
Net income (loss) available to common stockholders per share:
Basic earnings (loss) per share	$0.04	$(0.01)	$0.04	$—
Diluted earnings (loss) per share	$0.04	$(0.01)	$0.04	$—
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share	310,244	306,587	309,591	306,122
Shares used in computation of diluted earnings (loss) per share	314,898	306,587	313,874	310,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$12,845	$(2,119)	$13,260	$1,026
Other comprehensive income (loss):
Foreign currency translation adjustment	27,778	21,160	(2,651)	(6,548)
Other comprehensive income (loss)	27,778	21,160	(2,651)	(6,548)
Comprehensive income (loss)	$40,623	$19,041	$10,609	$(5,522)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	309,891	$310	$3,054,734	$(35,676)	$(387,004)	$2,632,364
Foreign currency translation adjustment	—	—	—	27,778	—	27,778
Net income	—	—	—	—	12,845	12,845
Comprehensive income						40,623
Exercise of stock options	223	—	258	—	—	258
Restricted stock units issued, net of shares withheld for taxes	381	1	(804)	—	—	(803)
Issuance of stock	76	—	31	—	—	31
Stock-based compensation	—	—	13,239	—	—	13,239
Balance at June 30, 2020	310,571	$311	$3,067,458	$(7,898)	$(374,159)	$2,685,712

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	308,290	$308	$3,041,880	$(5,247)	$(387,419)	$2,649,522
Foreign currency translation adjustment	—	—	—	(2,651)	—	(2,651)
Net income	—	—	—	—	13,260	13,260
Comprehensive income						10,609
Exercise of stock options	282	—	309	—	—	309
Restricted stock units issued, net of shares withheld for taxes	657	1	(2,352)	—	—	(2,351)
Issuance of stock	1,181	2	658	—	—	660
Issuance of stock under employee stock purchase plan	161	—	2,357	—	—	2,357
Stock-based compensation	—	—	24,606	—	—	24,606
Balance at June 30, 2020	310,571	$311	$3,067,458	$(7,898)	$(374,159)	$2,685,712

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	306,405	$306	$3,019,652	$(10,665)	$(402,916)	$2,606,377
Foreign currency translation adjustment	—	—	—	21,160	—	21,160
Net loss	—	—	—	—	(2,119)	(2,119)
Comprehensive income						19,041
Exercise of stock options	239	—	221	—	—	221
Restricted stock units issued, net of shares withheld for taxes	18	—	(101)	—	—	(101)
Issuance of stock	86	1	38	—	—	39
Equity awards assumed in acquisition	—	—	595	—	—	595
Stock-based compensation	—	—	7,444	—	—	7,444
Balance at June 30, 2019	306,748	$307	$3,027,849	$10,495	$(405,035)	$2,633,616

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(In thousands)
(Unaudited)

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

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$13,260	$1,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,015	130,040
Provision for losses on accounts receivable	2,960	951
Stock-based compensation expense	24,245	15,085
Amortization of debt issuance costs	4,570	4,591
Deferred taxes	(16,032)	(20,352)
(Gain) loss on foreign currency exchange rates	1,639	(100)
Other non-cash benefits	(900)	(414)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	13,854	7,289
Income taxes receivable	(104)	149
Prepaid and other assets	(1,224)	(6,172)
Accounts payable	(2,794)	1,442
Accrued liabilities and other	1,239	(5,009)
Accrued interest payable	(89)	556
Income taxes payable	4,022	(4,385)
Deferred revenue	3,363	16,735
Other long-term liabilities	66	220
Net cash provided by operating activities	184,090	141,652
Cash flows from investing activities
Purchases of property and equipment	(12,123)	(8,774)
Purchases of intangible assets	(4,182)	(2,480)
Acquisitions, net of cash acquired	—	(349,504)
Other investing activities	—	1,662
Net cash used in investing activities	(16,305)	(359,096)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	2,357	—
Repurchase of common stock and incentive restricted stock	(2,376)	(141)
Exercise of stock options	309	257
Proceeds from credit agreement	—	35,000
Repayments of borrowings from credit agreement	(9,950)	(44,950)
Net cash used in financing activities	(9,660)	(9,834)
Effect of exchange rate changes on cash and cash equivalents	(83)	(52)
Net increase (decrease) in cash and cash equivalents	158,042	(227,330)
Cash and cash equivalents
Beginning of period	173,372	382,620
End of period	$331,414	$155,290

Supplemental disclosure of cash flow information
Cash paid for interest	$38,149	$51,749
Cash paid for income taxes	$16,755	$26,467
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019, or COVID-19, pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of the COVID-19 pandemic within our financial statements as of and for the three and six months ended June 30, 2020 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the valuation of goodwill, intangibles, long-lived assets and contingent consideration;

•	revenue recognition;

•	stock-based compensation; and

•	income taxes.
Recently Adopted Accounting Pronouncements
On January 1, 2020 we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Codification ("ASC") No. 2017-04 "Intangibles-Goodwill and Other," or ASC 350, which simplifies the accounting for goodwill impairment. The new guidance removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. The standard did not have a material impact on our condensed consolidated financial statements for the six months ended June 30, 2020.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2019	$(5,247)	$(5,247)
Other comprehensive gain (loss) before reclassification	(2,651)	(2,651)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(2,651)	(2,651)
Balance at June 30, 2020	$(7,898)	$(7,898)

Deferred Revenue
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2019	$343,400
Deferred revenue recognized	(245,284)
Additional amounts deferred	248,303
Balance at June 30, 2020	$346,419

We expect to recognize revenue related to remaining performance obligations as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$346,419	$314,105	$31,985	$329

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Commissions
Details of our deferred commissions balance was as follows:

		(in thousands)
Balance at December 31, 2019		$10,624
Commissions capitalized		3,882
Amortization recognized		(1,723)
Balance at June 30, 2020		$12,783

	June 30,	December 31,
	2020	2019

Classified as:	(in thousands)
Current	$3,159	$2,543
Non-current	9,624	8,081
Total deferred commissions	$12,783	$10,624

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Amortization of acquired license technologies	$35,554	$35,741	$71,126	$71,578
Amortization of acquired subscription technologies	9,280	8,231	18,200	16,211
Total amortization of acquired technologies	$44,834	$43,972	$89,326	$87,789

3. Goodwill
The following table reflects the changes in goodwill for the six months ended June 30, 2020:

(in thousands)
Balance at December 31, 2019	$4,058,198
Foreign currency translation and other adjustments	89
Balance at June 30, 2020	$4,058,287

4. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of June 30, 2020 and December 31, 2019. There have been no transfers between fair value measurement levels during the six months ended June 30, 2020.

	Fair Value Measurements at June 30, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$145,000	$—	$—	$145,000
Trading security	—	—	5,137	5,137
Total assets	$145,000	$—	$5,137	$150,137

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$4,559	$—	$—	$4,559
Trading security	—	—	5,000	5,000
Total assets	$4,559	$—	$5,000	$9,559

As of June 30, 2020 and December 31, 2019, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 5. Debt for additional information regarding our debt.
5. Debt
The following table summarizes information relating to our debt:

	June 30,		December 31,
	2020		2019
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,940,250	2.93%	1,950,200	4.55%
Total principal amount	1,940,250		1,950,200
Unamortized discount and debt issuance costs	(32,324)		(36,894)
Total debt	1,907,926		1,913,306
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,888,026		$1,893,406

Senior Secured First Lien Credit Facilities
Our first lien credit agreement, as amended, or First Lien Credit Agreement, provides for senior secured first lien credit facilities, consisting of the following as of June 30, 2020:

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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of June 30, 2020, we were in compliance with all covenants of the First Lien Credit Agreement.
6. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net income (loss)	$12,845	$(2,119)	$13,260	$1,026
Earnings allocated to unvested restricted stock	(73)	—	(91)	(12)
Net income (loss) available to common stockholders	$12,772	$(2,119)	$13,169	$1,014
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	310,244	306,587	309,591	306,122

Diluted earnings (loss) per share
Numerator:
Net income (loss) available to common stockholders	$12,772	$(2,119)	$13,169	$1,014
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	310,244	306,587	309,591	306,122
Add dilutive impact of employee equity plans	4,654	—	4,283	4,231
Weighted-average shares used in computing diluted earnings (loss) per share	314,898	306,587	313,874	310,353

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Stock options to purchase common stock	234	2,420	241	341
Performance-based stock options to purchase common stock	74	299	79	128
Non-vested restricted stock incentive awards	1,544	2,269	1,844	2,587
Performance-based non-vested restricted stock incentive awards	235	916	302	1,098
Restricted stock units	8,193	6,719	6,928	4,672
Performance stock units	162	885	243	921
Employee stock purchase plan	205	61	188	30
Total anti-dilutive shares	10,647	13,569	9,825	9,777

The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options, purchase of restricted stock or proceeds from the employee stock purchase plan.
7. Income Taxes
For the three months ended June 30, 2020 and 2019, we recorded income tax expense of $4.3 million and $3.2 million, respectively, resulting in an effective tax rate of 25.3% and 297.1%, respectively. For the six months ended June 30, 2020 and 2019, we recorded income tax expense of $6.8 million and $3.8 million, respectively, resulting in an effective tax rate of 33.8% and 78.6%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in income before income taxes and the impact of having a full valuation allowance against the deferred tax assets related to the current period losses related to the entities acquired in the SAManage Ltd., or Samanage, acquisition completed in April 2019.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2020, we had accrued interest and penalties related to unrecognized tax benefits of approximately $6.1 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2018 tax years generally remain open and subject to examination by federal and state tax authorities. The 2011 through 2019 tax years generally remain open and subject to examination by foreign tax authorities. We are currently under examination by the IRS for the tax years 2011 through the period ending February 2016. We are under audit by the Indian Tax Authority for the 2014 and 2017 tax years. We are currently under audit by the California Franchise Tax Board for the 2012 through 2014 tax years and the Massachusetts Department of Revenue for the 2015 through February 2016 tax years. We were notified in February 2020 that the Texas Comptroller would audit the 2015 through 2018 tax years. We are not currently under audit in any other taxing jurisdictions.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. On February 10, 2020, Altera Corp. submitted a petition for writ of certiorari to the U.S. Supreme Court. On June 22, 2020, the Supreme Court of the United States denied Altera's petition to review the Ninth Circuit’s decision. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court's decision being overturned upon appeal, we have not recorded any benefit or expense as of June 30, 2020. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act, or “CARES Act," enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments and believe they have not had a material impact on our provision for income taxes for the three and six months ended June 30, 2020.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
9. Subsequent Events
Potential Spin-Off of MSP Business
On August 6, 2020, the Company announced that its board of directors has authorized management to explore a potential spin-off of its MSP business into a newly created and separately traded public company. If completed, the standalone entity would provide broad and scalable IT service management solutions designed to enable managed service providers, or MSPs, to deliver outsourced IT services for their small and medium size business end-customers and more efficiently manage their own businesses. We would retain our Core IT Management business focused primarily on corporate IT organizations. If we proceed with the spin-off, it would be structured as a tax-free, pro-rata distribution to all Company shareholders as of a record date to be determined by the board of directors of the Company. If completed, upon effectiveness of the transaction, the Company’s shareholders would own shares of both companies. Completion of any spin-off would be subject to various conditions, including final approval of our board of directors, and there can be no assurance that the potential spin-off will be completed in the manner described above, or at all.
Amendment of Chief Executive Officer Employment Documents
On August 6, 2020, the Company entered into an Omnibus Amendment to Employee Documents (the “Omnibus Amendment”) with Kevin B. Thompson, the Company’s President and Chief Executive Officer. The Omnibus Amendment amends each agreement between the Company and Mr. Thompson including the Second Amended and Restated Employment Agreement between SolarWinds, Inc. and Mr. Thompson, dated as of September 30, 2016 (the “Employment Agreement”) and certain outstanding equity agreements. Among other changes, the Omnibus Amendment, amends the Employment Agreement to provide that Mr. Thompson’s Employment Agreement will terminate as of the earlier of (i) the closing of a divestiture of the Company’s MSP business (by spin-off or otherwise) and (ii) in the event that the Company appoints a new Chief Executive Officer while Mr. Thompson is still employed by the Company, a date mutually agreed in writing by the Company and Mr. Thompson no later than two weeks following the appointment date of such newly appointed Chief Executive Officer (the “Termination Date”). Mr. Thompson will not be entitled to any severance payments in connection with any such termination except as set forth in the Omnibus Amendment. If the Termination Date occurs prior to December 31, 2020, Mr. Thompson will be entitled to receive the payment of his bonus compensation in respect of calendar year 2020 pro-rated for the percentage of calendar year 2020 that he was employed by the Company, so long as the termination is not for Cause (as defined in the Employment Agreement). Certain non-competition and non-solicit provisions under Mr. Thompson’s Employment Agreement were also extended to be in effect until the later of April 1, 2022 and 12 months following the Termination Date. The Omnibus Amendment also amends certain of Mr. Thompson's outstanding equity awards to, among other things, eliminate performance based vesting conditions, reduce the maximum number of shares subject to certain awards and provide for accelerated vesting in certain circumstances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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
Impacts of COVID-19
The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic on our business is uncertain. We initially responded to the COVID-19 pandemic by executing our business continuity plan and transitioning nearly all of our workforce to a remote working environment to prioritize the safety of our personnel. Substantially all of our workforce is currently working remotely. Due to the nature of our business, at this time, we have seen a minimal impact on our financial results and do not expect to experience a significant impact on our financial results due to the COVID-19 pandemic, but we are unable to predict with a level of precision the longer term impact it may have on our business, results of operations and financial condition due to numerous uncertainties, including the duration of the pandemic, actions that may be taken by governmental authorities in response to the pandemic, its impact to the business of our customers and their end-customers and other factors identified in Part II, Item 1A “Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations and financial condition.
Potential Spin-Off of MSP Business
On August 6, 2020, we announced that our board of directors has authorized management to explore a potential spin-off of our MSP business into a newly created and separately traded public company. If completed, the standalone entity would provide broad and scalable IT service management solutions designed to enable managed service providers, or MSPs, to deliver outsourced IT services for their small and medium size business end-customers and more efficiently manage their own businesses. SolarWinds would retain its Core IT Management business focused primarily on corporate IT organizations. We believe that, if completed, the potential spin-off would enable shareholders to more clearly evaluate the performance and future potential of each entity on a standalone basis, while allowing each to pursue its own distinct business strategy and capital allocation policy. If we proceed with the spin-off, it would be structured as a tax-free, pro-rata distribution to all SolarWinds shareholders as of a record date to be determined by the board of directors of SolarWinds. If completed, upon effectiveness of the transaction, SolarWinds shareholders would own shares of both companies. Completion of any spin-off would be subject to various conditions, including final approval of our board of directors, and there can be no assurance that the potential spin-off will be completed in the manner described above, or at all.
Second Quarter Financial Highlights
Our approach, which we call the “SolarWinds Model,” is based on our commitment to building a business that is focused on growth and profitability. Below are our key financial highlights for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Revenue
Our total revenue was $246.0 million and $228.7 million for the three months ended June 30, 2020 and 2019, respectively. Our non-GAAP total revenue, which excludes the impact of purchase accounting, was $246.6 million and $230.6 million for the three months ended June 30, 2020 and 2019, respectively. Recurring revenue, which consists of subscription and maintenance revenue, represented approximately 86% of our total revenue for the three months ended June 30, 2020 compared to 83% for the three months ended June 30, 2019. We have increased our recurring revenue as a result of the growth in our subscription sales and the continued growth of our maintenance revenue.
Our Core IT Management products are targeted for ITOps, DevOps, and IT security Professionals and provide hybrid IT performance management with a deep visibility into applications, IT infrastructures, and the full IT stack, while remaining infrastructure-location agnostic. Our Core IT Management products include the products categorized as ITOM in our Annual Report on Form 10-K for the period ended December 31, 2019. Core IT Management product revenue was $172.7 million and $163.2 million for the three months ended June 30, 2020 and 2019, respectively.
Our MSP products deliver broad, scalable IT service management solutions to enable MSPs to deliver outsourced IT services for their small and medium size business end-customers and more efficiently manage their own businesses. MSP product revenue was $73.3 million and $65.5 million for the three months ended June 30, 2020 and 2019, respectively.
We use Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, to evaluate the results of our recurring revenue model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. As of June 30, 2020, Subscription ARR was $393.6 million, up from $337.3 million as of June 30, 2019. Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of June 30, 2020, Total ARR was $872.5 million, up from $789.8 million as of June 30, 2019.
As of June 30, 2020, we had over 320,000 customers. We have a broad and diverse customer base that is not concentrated in any segment or vertical industry. We define customers as individuals or entities that have purchased one or more of our products under a unique customer identification number since our inception for our perpetual license products and individuals or entities that have an active subscription for at least one of our subscription products. Each unique customer identification number constitutes a separate customer regardless of the amount purchased. We may have multiple purchasers of our products within a single organization, each of which may be assigned a unique customer identification number and deemed a separate customer.
The SolarWinds Model allows us to both sell to a broad group of potential customers and close large transactions with significant customers. While some customers may spend as little as $100 with us over a twelve-month period, we had 958 customers who had spent more than $100,000 with us for the trailing twelve-month period ended June 30, 2020 as compared to 780 for the twelve-month period ended June 30, 2019.
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
Our license revenue has declined as a percentage of total revenue primarily due to the higher growth of our recurring revenue and represented approximately 13.7% of our total revenue in the three months ended June 30, 2020.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the three months ended June 30, 2020 was $12.8 million compared to a net loss of $2.1 million for the three months ended June 30, 2019. Our Adjusted EBITDA was $119.1 million and $110.9 million for the three months ended June 30, 2020 and 2019, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended June 30, 2020 and 2019, cash flows from operations were $105.7 million and $78.3 million, respectively. During those periods, our cash flows from operations were reduced by cash payments for interest on our long-term debt of $16.2 million and $26.3 million, respectively and cash payments for income taxes of $10.7 million and $17.8 million, respectively.

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

In April 2020, we launched subscription pricing options for certain of our network, systems and database management products that have historically been sold as perpetual licenses. The new on-premise subscription option gives customers additional flexibility when purchasing our products. The on-premise subscription offerings are time-based revenue arrangements recognized at a point in time upon delivery of the software and support is recognized ratably over the contract period. On-premise subscription offerings are recorded in subscription revenue in our consolidated statement of operations. We plan to continue to sell perpetual licenses for these products and not require customers to transition to a subscription pricing model. Customer adoption of the subscription pricing option may impact the mix of license and recurring revenue, but this impact is difficult to predict at this time due to uncertainty regarding the level of customer adoption of the new subscription pricing options. We expect the impact to the mix between license and recurring revenue will be immaterial in the short-term as customer adoption ramps up.
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

Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of June 30, 2020 was 3,274, as compared to 3,025 as of June 30, 2019. Our stock-based compensation expense has increased due to equity awards granted to our employees and directors. Due to modifications during the second quarter to certain awards to eliminate performance vesting conditions applicable to such awards, we expect our stock-based compensation expense to increase in future quarters. Our travel costs have declined in 2020 due to COVID-19 and we expect this to continue for the duration of the pandemic.

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
Other Income (Expense)
Other income (expense) primarily consists of interest expense and gains (losses) resulting from changes in exchange rates on foreign currency denominated accounts. We expect interest expense to decrease as we repay indebtedness.
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
Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$95,840	39.0%	$78,780	34.4%	$17,060
Maintenance	116,498	47.4	110,793	48.4	5,705
Total recurring revenue	212,338	86.3	189,573	82.9	22,765
License	33,677	13.7	39,175	17.1	(5,498)
Total revenue	$246,015	100.0%	$228,748	100.0%	$17,267

Total revenue increased $17.3 million, or 7.5%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Revenue from North America was approximately 66% and 65% of total revenue for the three months ended June 30, 2020 and 2019, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines. Core IT Management product revenue was $172.7 million for the three months ended June 30, 2020 compared to $163.2 million for the three months ended June 30, 2019, representing an increase of 5.8%. MSP product revenue was $73.3 million for the three months ended June 30, 2020 compared to $65.5 million for the three months ended June 30, 2019, representing an increase of 11.9%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $17.1 million, or 21.7%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to sales of additional MSP products, with additional contribution from our acquired SolarWinds Service Desk product. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. Our subscription revenue increased as a percentage of our total revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Our net retention rate for our subscription products was approximately 105% for each of the trailing twelve-month periods ended June 30, 2020 and 2019 and was driven primarily by strong customer retention and expansion in our MSP products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $5.7 million, or 5.1%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a growing maintenance renewal customer base from sales of our perpetual license products, strong maintenance renewal rates and annual maintenance price increases.
Our maintenance renewal rate for our perpetual license products was approximately 92% and 97%, respectively, for the trailing twelve-month periods ended June 30, 2020 and 2019. The decrease in the maintenance renewal rate for the trailing twelve-month period ended June 30, 2020 was primarily due to a planned downgrade on one large U.S. Federal maintenance renewal in the first quarter of 2020 and the strengthening of the U.S. dollar against other foreign currencies. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue decreased $5.5 million, or 14.0% primarily due to decreased sales of our licensed products resulting from inconsistent demand throughout the quarter as a result of the global recession caused by COVID-19 and the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue

	Three Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$21,822	8.9%	$19,386	8.5%	$2,436
Amortization of acquired technologies	44,834	18.2	43,972	19.2	862
Total cost of revenue	$66,656	27.1%	$63,358	27.7%	$3,298
Total cost of revenue increased in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $1.1 million, personnel costs to support new customers and additional product offerings of $0.8 million, which includes a $0.1 million increase in stock-based compensation expense, and depreciation and other amortization of $0.7 million. The increase in amortization of acquired technologies is primarily related to intangibles acquired in the Samanage acquisition completed in April 2019. Amortization of acquired technologies includes $40.7 million and $41.0 million of amortization related to the Take Private for the three months ended June 30, 2020 and 2019, respectively.

Operating Expenses

	Three Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$70,712	28.7%	$64,813	28.3%	$5,899
Research and development	30,745	12.5	27,705	12.1	3,040
General and administrative	24,467	9.9	25,241	11.0	(774)
Amortization of acquired intangibles	18,294	7.4	17,301	7.6	993
Total operating expenses	$144,218	58.6%	$135,060	59.0%	$9,158
Sales and Marketing. Sales and marketing expenses increased $5.9 million, or 9.1%, primarily due to increases in personnel costs of $6.2 million, which includes an increase of $2.2 million in stock-based compensation expense, and increases in marketing program costs of $1.1 million. These increases were partially offset by reductions in travel and acquisition related costs of $1.5 million. We increased our sales and marketing employee headcount and marketing program costs through the acquisitions of Samanage and VividCortex in 2019 and, to a lesser extent, to support the growth in the business. We acquired Samanage on April 30, 2019 and VividCortex on December 10, 2019.
Research and Development. Research and development expenses increased $3.0 million, or 11.0%, primarily due to increases in personnel costs of $3.9 million, which includes an increase in stock-based compensation expense of $1.7 million, partially offset by reductions in travel and acquisition related costs of $0.6 million. The increase in our research and development personnel costs is primarily due to the acquisitions of Samanage and VividCortex in 2019 and to expedite delivery of product enhancements and new product offerings to our customers.
General and Administrative. General and administrative expenses decreased $0.8 million, or 3.1%, primarily due to decreases in offering, travel and acquisition related costs of $2.1 million and restructuring costs of $1.7 million. These decreases were partially offset by a $3.4 million increase in personnel costs, which includes a $1.5 million increase in stock-based compensation expense.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $1.0 million, or 5.7%, primarily due to amortization related to the Samanage acquisition in April 2019. Amortization of intangible assets includes $11.8 million and $11.9 million of amortization related to the Take Private for the three months ended June 30, 2020 and 2019, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Interest Expense, Net

	Three Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(18,313)	(7.4)%	$(28,177)	(12.3)%	$9,864
Interest expense, net decreased by $9.9 million, or 35.0%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in interest expense is primarily due to decreases in interest rates on our debt and the reduction in our outstanding debt balance related to quarterly principal repayments. The weighted-average effective interest rate on our debt for the three months ended June 30, 2020 was 3.26% compared to 5.21% for the three months ended June 30, 2019. See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$363	0.1%	$(1,078)	(0.5)%	$1,441

Other income (expense), net increased by $1.4 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Three Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$17,191	7.0%	$1,075	0.5%	$16,116
Income tax expense	4,346	1.8	3,194	1.4	1,152
Effective tax rate	25.3%		297.1%		(271.8)%
Our income tax expense for the three months ended June 30, 2020 increased by $1.2 million as compared to the three months ended June 30, 2019. The effective tax rate decreased to 25.3% for the period primarily due to an increase in income before income taxes and the impact of having a full valuation allowance against the deferred tax assets related to the current period losses related to the entities acquired in the Samanage acquisition completed in April 2019. For additional discussion about our income taxes, see Note 7. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$189,475	38.4%	$150,345	33.8%	$39,130
Maintenance	232,847	47.2	217,085	48.8	15,762
Total recurring revenue	422,322	85.7	367,430	82.7	54,892
License	70,643	14.3	77,110	17.3	(6,467)
Total revenue	$492,965	100.0%	$444,540	100.0%	$48,425
Total revenue increased $48.4 million, or 10.9%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Revenue from North America was approximately 66% and 65% of total revenue for the six months ended June 30, 2020 and 2019, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines. Core IT Management product revenue was $346.4 million for the six months ended June 30, 2020 compared to $317.7 million for the six months ended June 30, 2019, representing an increase of 9.0%. Our MSP product revenue was $146.6 million for the six months ended June 30, 2020 compared to $126.8 million for the six months ended June 30, 2019, representing an increase of 15.6%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $39.1 million, or 26.0%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to sales of additional MSP products, with additional contribution from our acquired SolarWinds Service Desk product. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. Our subscription revenue increased as a percentage of our total revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Our net retention rate for our subscription products was approximately 105% for each of the trailing twelve-month periods ended June 30, 2020 and 2019 and was driven primarily by strong customer retention and expansion in our MSP products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $15.8 million, or 7.3%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a growing maintenance renewal customer base from sales of our perpetual license products, strong maintenance renewal rates and annual maintenance price increases.
Our maintenance renewal rate for our perpetual license products was approximately 92% and 97%, respectively for the trailing twelve-month periods ended June 30, 2020 and 2019. The decrease in the maintenance renewal rate for the trailing twelve-month period ended June 30, 2020 was primarily due to a planned downgrade on one large U.S. Federal maintenance renewal in the first quarter of 2020 and the strengthening of the U.S. dollar against other foreign currencies. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue decreased $6.5 million, or 8.4% primarily due to decreased sales of our licensed products resulting from inconsistent demand throughout the second quarter of 2020 as a result of the global recession caused by COVID-19 and the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue

	Six Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$44,323	9.0%	$37,545	8.4%	$6,778
Amortization of acquired technologies	89,326	18.1	87,789	19.7	1,537
Total cost of revenue	$133,649	27.1%	$125,334	28.2%	$8,315
Total cost of revenue increased in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $3.1 million, personnel costs to support new customers and additional product offerings of $2.4 million, which includes a $0.2 million increase in stock-based compensation expense, and depreciation and other amortization of $1.6 million. The increase in amortization of acquired technologies is primarily related to intangibles acquired through the acquisition of Samanage in April 2019. Amortization of acquired technologies includes $81.4 million and $82.0 million of amortization related to the Take Private for the six months ended June 30, 2020 and 2019, respectively.
Operating Expenses

	Six Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$143,090	29.0%	$125,408	28.2%	$17,682
Research and development	62,590	12.7	52,893	11.9	9,697
General and administrative	54,222	11.0	46,977	10.6	7,245
Amortization of acquired intangibles	36,590	7.4	33,803	7.6	2,787
Total operating expenses	$296,492	60.1%	$259,081	58.3%	$37,411
Sales and Marketing. Sales and marketing expenses increased $17.7 million, or 14.1%, primarily due to increases in personnel costs of $13.0 million, which includes an increase of $2.8 million in stock-based compensation expense, and marketing program costs of $5.7 million. These increases were partially offset by reductions in travel and acquisition related costs of $1.9 million. We increased our sales and marketing employee headcount and marketing program costs through the acquisition of Samanage and, to a lesser extent, to support the growth in the business.

Research and Development. Research and development expenses increased $9.7 million, or 18.3%, primarily due to an increase in personnel costs of $9.9 million, which includes an increase of $3.1 million in stock-based compensation expense, partially offset by a reduction in travel and acquisition related costs of $0.6 million. The increase in our research and development personnel costs is primarily due to the acquisition of Samanage in 2019 and to expedite delivery of product enhancements and new product offerings to our customers.
General and Administrative. General and administrative expenses increased $7.2 million, or 15.4%, primarily due to a $7.1 million increase in personnel costs, which includes an increase of $2.9 million in stock-based compensation expense, a $2.0 million increase in our provision for losses on accounts receivables and a $1.3 million increase in professional fees and other public company costs. These increases were partially offset by decreases in restructuring costs of $1.8 million and offering, travel and acquisition related costs of $1.2 million. The increase in our provision for losses on accounts receivables is primarily related to a settlement with a distributor, from customers acquired in recent acquisitions and customers potentially impacted by the current economic uncertainty resulting from the COVID-19 pandemic.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $2.8 million, or 8.2%, primarily due to amortization related to the Samanage acquisition completed in April 2019. Amortization of intangible assets includes $23.6 million and $23.8 million of amortization related to the Take Private for the six months ended June 30, 2020 and 2019, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Interest Expense, Net

	Six Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(42,408)	(8.6)%	$(55,559)	(12.5)%	$13,151
Interest expense, net decreased by $13.2 million, or 23.7%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in interest expense is primarily due to decreases in interest rates on our debt and the reduction in our outstanding debt balance related to quarterly principal repayments. The weighted-average effective interest rate on our debt for the six months ended June 30, 2020 was 3.84% compared to 5.23% for the six months ended June 30, 2019. See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Six Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(395)	(0.1)%	$219	—%	$(614)
Other income (expense), net decreased by $0.6 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Six Months Ended June 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$20,021	4.1%	$4,785	1.1%	$15,236
Income tax expense	6,761	1.4	3,759	0.8	3,002
Effective tax rate	33.8%		78.6%		(44.8)%

Our income tax expense for the six months ended June 30, 2020 increased by $3.0 million as compared to the six months ended June 30, 2019. The effective tax rate decreased to 33.8% for the period primarily due to an increase in income before income taxes and the impact of having a full valuation allowance against the deferred tax assets related to the current period losses related to the entities acquired in the Samanage acquisition completed in April 2019. For additional discussion about our income taxes, see Note 7. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Revenue:
GAAP subscription revenue	$95,840	$78,780	$189,475	$150,345
Impact of purchase accounting	560	1,819	2,073	1,819
Non-GAAP subscription revenue	96,400	80,599	191,548	152,164
GAAP maintenance revenue	116,498	110,793	232,847	217,085
Impact of purchase accounting	—	—	—	—
Non-GAAP maintenance revenue	116,498	110,793	232,847	217,085
GAAP total recurring revenue	212,338	189,573	422,322	367,430
Impact of purchase accounting	560	1,819	2,073	1,819
Non-GAAP total recurring revenue	212,898	191,392	424,395	369,249
GAAP license revenue	33,677	39,175	70,643	77,110
Impact of purchase accounting	—	—	—	—
Non-GAAP license revenue	33,677	39,175	70,643	77,110
Total GAAP revenue	$246,015	$228,748	$492,965	$444,540
Impact of purchase accounting	$560	$1,819	$2,073	$1,819
Total non-GAAP revenue	$246,575	$230,567	$495,038	$446,359

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except margin data)
GAAP operating income	$35,141	$30,330	$62,824	$60,125
Impact of purchase accounting	560	1,819	2,073	1,819
Stock-based compensation expense and related employer-paid payroll taxes	13,152	7,540	24,635	15,258
Amortization of acquired technologies	44,834	43,972	89,326	87,789
Amortization of acquired intangibles	18,294	17,301	36,590	33,803
Acquisition and other costs	878	3,499	2,821	5,757
Restructuring costs	(9)	1,872	213	2,396
Non-GAAP operating income	$112,850	$106,333	$218,482	$206,947
GAAP operating margin	14.3%	13.3%	12.7%	13.5%
Non-GAAP operating margin	45.8%	46.1%	44.1%	46.4%

Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding the impact of purchase accounting on total revenue, amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring costs, acquisition and other costs, interest expense, net, debt related costs including fees related to our credit agreements, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by non-GAAP revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA excludes the impact of the write-down of deferred revenue due to purchase accounting in connection with our acquisitions, and therefore includes revenue that will never be recognized under GAAP; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except margin data)
Net income (loss)	$12,845	$(2,119)	$13,260	$1,026
Amortization and depreciation	68,247	65,577	136,015	130,040
Income tax expense	4,346	3,194	6,761	3,759
Interest expense, net	18,313	28,177	42,408	55,559
Impact of purchase accounting on total revenue	560	1,819	2,073	1,819
Unrealized foreign currency (gains) losses	656	1,208	1,639	(100)
Acquisition and other costs	878	3,499	2,821	5,757
Debt related costs	91	95	184	196
Stock-based compensation expense and related employer-paid payroll taxes	13,152	7,540	24,635	15,258
Restructuring costs	(9)	1,872	213	2,396
Adjusted EBITDA	$119,079	$110,862	$230,009	$215,710
Adjusted EBITDA margin	48.3%	48.1%	46.5%	48.3%
Liquidity and Capital Resources
Cash and cash equivalents were $331.4 million as of June 30, 2020. Our international subsidiaries held approximately $153.7 million of cash and cash equivalents, of which 59.7% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
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
Indebtedness
As of June 30, 2020, our total indebtedness was $1.9 billion, with up to $125.0 million of available borrowings under our revolving credit facility. See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$184,090	$141,652
Net cash used in investing activities	(16,305)	(359,096)
Net cash used in financing activities	(9,660)	(9,834)
Effect of exchange rate changes on cash and cash equivalents	(83)	(52)
Net increase (decrease) in cash and cash equivalents	158,042	(227,330)
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, the increase in cash provided by operating activities was primarily due to the increase in net income after adjustments for non-cash items including depreciation and amortization and stock-based compensation expense. The net cash inflow resulting from the changes in our operating assets and liabilities was $18.3 million for the six months ended June 30, 2020 as compared to $10.8 million for the six months ended June 30, 2019 and was primarily due to the timing of sales and cash payments and receipts. Cash flow from operations for the six months ended June 30, 2020 was reduced by $16.8 million of cash paid for taxes.

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
Net cash used in investing activities decreased in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to a decrease in cash used for acquisitions. During the six months ended June 30, 2019, the cash used for acquisitions of $349.5 million primarily relates to the acquisition of Samanage completed in April 2019.
Financing Activities
Financing cash flows consist of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash used in financing activities decreased in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to an increase in proceeds from issuance of common stock under our employee stock purchase plan and exercises of stock options, partially offset by an increase in repurchases of common stock. In the six months ended June 30, 2020 we withheld and retired shares of common stock to satisfy $2.4 million of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements. Net cash used in financing activities for the six months ended June 30, 2019 includes the proceeds and repayment of $35.0 million in borrowings under our Revolving Credit Facility. For each period, we made quarterly principal payments of $10.0 million due under our First Lien Credit Agreement.
Contractual Obligations and Commitments
As of June 30, 2020, there have been no material changes in our contractual obligations and commitments as of December 31, 2019 that were disclosed in our Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of COVID-19 within our financial statements as of and for the three and six months ended June 30, 2020 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
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
Off-Balance Sheet Arrangements
During the six months ended June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $331.4 million and $173.4 million at June 30, 2020 and December 31, 2019, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2020.
We had total indebtedness with an outstanding principal balance of $1.9 billion and $2.0 billion at June 30, 2020 and December 31, 2019, respectively. Borrowings outstanding under our various credit agreements bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 0% floor. As of June 30, 2020 and December 31, 2019, the annual weighted-average rate on borrowings was 2.93% and 4.55%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.5 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2019 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.9 billion U.S. dollar term loans as of June 30, 2020, not subject to market pricing.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of June 30, 2020 and December 31, 2019, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three and six months ended June 30, 2020 and 2019.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
The potential spin-off of our MSP business into a newly created and separately traded public company could involve significant time and expense, could disrupt or adversely affect the consolidated or separate businesses, results of operations and financial condition, may not achieve some or all of its anticipated benefits with respect to either business and may not be completed in accordance with the expected plans or anticipated timelines, or at all.
On August 6, 2020, we announced that our board of directors authorized management to explore a potential spin-off of our MSP business into a newly created and separately traded public company. We expect that the process of exploring and, if approved, completing the potential spin-off of our MSP business could be time-consuming and involve significant costs and expenses, which could disrupt the ongoing businesses and adversely affect the results of operations and financial condition of the consolidated or separate businesses. We also may experience increased difficulties in attracting, retaining and motivating employees or maintaining or initiating relationships with partners, customers and other parties with which we currently do business, or may do business in the future, during the pendency of the potential spin-off and following its completion, which may adversely affect our business, results of operations and financial condition, or the businesses, results of operations and financial condition of the separate businesses following the completion of the potential spin-off.
In addition, we are currently exploring the spin-off. It has not been approved by our board of directors, and our statements with respect thereto are preliminary in nature and subject to change as additional information becomes available and as we consider and plan further the future strategic, operational, financial and capital objectives, profiles and structures of the two businesses.
Even if approved, we cannot ensure that we will be able to successfully complete the potential spin-off of our MSP business. Various factors, including changes in business or industry conditions and changes in global economic and financial market conditions, could delay or prevent the completion of the potential spin-off, or cause the potential spin-off to occur on terms or conditions that are different or less favorable than expected. Furthermore, there can be no assurance that the spin-off will enable us to realize some or all of its anticipated strategic, financial, operational or other benefits. If completed, following the potential spin-off, we or the newly independent MSP business, may not be successful in achieving our respective business and operational objectives and the combined value of the common stock of the two companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.
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

•
business failures, reductions in information technology spending, late or missed payments, or delays in purchasing decisions by our customers, their end-customers and our prospective customers, in particular among small and medium size businesses that we or our MSP customers’ serve, and the resulting impact on demand for our products, our ability to collect payments for our products or our ability to add new customers and retain existing customers;

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
In addition to the adverse impact any of these factors could have on our business, results of operations and financial condition, these factors and the other impacts of the COVID-19 pandemic also could cause, contribute to, or increase the likelihood of the risks and uncertainties identified in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could materially adversely affect our business, results of operations and financial condition. Additionally, because an increasing portion of our business is based on a recurring revenue model, the effect of COVID-19 on our business will not be fully reflected in our financial results for some time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
April 1-30, 2020	—	$—	—	$—
May 1-31, 2020	5,600	0.27	—	—
June 1-30, 2020	3,200	0.27	—	—
Total	8,800		—
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

Item 5. Other Information
On August 6, 2020, the Company entered into an Omnibus Amendment to Employee Documents (“Omnibus Amendment”) with Kevin B. Thompson, the Company’s President and Chief Executive Officer. The Omnibus Amendment amends each agreement between the Company and Mr. Thompson including (i) the Second Amended and Restated Employment Agreement between SolarWinds, Inc. and Mr. Thompson, dated as of September 30, 2016 (the “Employment Agreement”), (ii) the Restricted Stock Purchase Agreement dated as of September 30, 2016 by and between SolarWinds Parent, Inc. and Mr. Thompson (the “RSPA”), (iii) the Notice of Grant of Performance Share Units (Shares) between Parent and Mr. Thompson dated as of March 16, 2020 in respect of a maximum of 62,001 shares (“2020 Grant 1”), and (iv) the Notice of Grant of Performance Share Units (Shares) between Parent and Mr. Thompson dated as of March 16, 2020 in respect of a maximum of 871,967 shares (“2020 Grant 2”) as follows:

•
Mr. Thompson’s Employment Agreement will terminate as of the earlier of (i) the closing of a divestiture of the Company’s MSP business (by spin-off or otherwise) and (ii) in the event that the Company appoints a new Chief Executive Officer while Mr. Thompson is still employed by the Company, a date mutually agreed in writing by the Company and Mr. Thompson no later than two weeks following the appointment date of such newly appointed Chief Executive Officer (the “Termination Date”). Mr. Thompson will not be entitled to any severance payments in connection with any such termination except as set forth in the Omnibus Amendment. If the Termination Date occurs prior to December 31, 2020, Mr. Thompson will be entitled to receive the payment of his bonus compensation in respect of calendar year 2020 pro-rated for the percentage of calendar year 2020 that he was employed by the Company, so long as the termination is not for Cause (as defined in the Employment Agreement). Certain non-competition and non-solicit provisions under Mr. Thompson’s Employment Agreement were also extended to be in effect until the later of April 1, 2022 and 12 months following the Termination Date.

•
The performance metrics and targets for certain shares issued to Mr. Thompson under the RSPA were amended to vest on February 15, 2021, subject to a time-based vesting schedule rather than subject to vesting based on the Company’s performance for the fiscal year ended December 31, 2020.

•	Mr. Thompson’s 2020 Grant 1 was cancelled.

•
Mr. Thompson’s 2020 Grant 2 was amended such that the maximum number of shares subject to 2020 Grant 2 was reduced to 206,552 shares. 101,289 units subject to the revised 2020 Grant 2 will vest on February 15, 2021, subject to a time-based vesting schedule rather than subject to vesting based on the Company’s performance for the fiscal year ended December 31, 2020. In addition, the Board may in its reasonable discretion vest the additional 105,263 units based on the performance of Mr. Thompson between the date of the Omnibus Amendment and the Termination Date.

•
In the event that the date of termination (other than a termination for cause or resignation that does not constitute a constructive termination) of Mr. Thompson’s employment occurs prior to March 31, 2021, vesting with respect to all equity awards held by Mr. Thompson that are subject solely to a time-based vesting schedule shall accelerate as to vesting as if Mr. Thompson continued to be employed through March 31, 2021.

The foregoing description of the Omnibus Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Omnibus Amendment, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
In addition, the board of directors of the Company approved the appointment of William Bock as chairman of the Board of Directors effective on August 5, 2020.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Third Amended and Restated Certificate of Incorporation as currently in effect
3.2	Amended and Restated Bylaws as currently in effect
10.1*	Omnibus Amendment to Employee Documents, dated as of August 6, 2020, between SolarWinds Corporation and Kevin B. Thompson
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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

SOLARWINDS CORPORATION

Dated:	August 10, 2020	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)