Form 10-Q
period 2020-09-30
SolarWinds Corp
filed 2020-11-05
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On October 30, 2020, 314,042,117 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS CORPORATION

Safe Harbor Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “aim,” “anticipate,” “believe,” “continue,” “expect,” “feel,” “intend,” “estimate,” “seek,” “plan,” “may,” “can,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:
•expectations regarding our financial condition and results of operations, including revenue, revenue growth, revenue mix, cost of revenue, operating expenses, operating income, non-GAAP operating income, non-GAAP operating margin, adjusted EBITDA and adjusted EBITDA margin, cash flows and effective income tax rate;
•expectations regarding investment in product development and our expectations about the results of those efforts;
•expectations concerning acquisitions and opportunities resulting from our acquisitions;
•expectations regarding hiring additional personnel globally in the areas of sales and marketing and research and development;
•intentions regarding our international earnings;
•expectations regarding our capital expenditures;
•expectations regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition;
•our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity; and
•expectations regarding the potential spin-off of our MSP business into a newly created and separately traded public company.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•risks related to the potential spin-off of our MSP business into a newly created and separately-traded public company, including that the process of exploring the spin-off and potentially completing the spin-off could disrupt or adversely affect the consolidated or separate businesses, results of operations and financial condition, that the spin-off may not achieve some or all of any anticipated benefits with respect to either business, and that the spin-off may not be completed in accordance with our expected plans or anticipated timelines, or at all;
•the possibility that the global COVID-19 pandemic may adversely affect our business, results of operations and financial condition or the impact of the COVID-19 pandemic on the global economy or on the business operations and financial conditions of our customers, their end-customers and our prospective customers;
•the inability to sell products to new customers or to sell additional products or upgrades to our existing customers;
•any decline in our renewal or net retention rates;
•the possibility that general economic conditions or uncertainty cause information technology spending to be reduced or purchasing decisions to be delayed, including as a result of the COVID-19 pandemic;
•the inability to generate significant volumes of high quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates;
•our inability to successfully identify, complete and integrate acquisitions and manage our growth effectively;
•risks associated with our international operations;
•our status as a controlled company;
•the timing and success of new product introductions and product upgrades by SolarWinds or its competitors;
•the possibility that our operating income could fluctuate and may decline as percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business;
•potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Quarterly Reports on Form 10‑Q for the quarters ended March 31, 2020 and June 30, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$424,986	$173,372
Accounts receivable, net of allowances of $2,961 and $3,171 as of September 30, 2020 and December 31, 2019, respectively	115,604	121,930
Income tax receivable	3,380	1,117
Prepaid and other current assets	19,139	23,480
Total current assets	563,109	319,899
Property and equipment, net	48,167	38,945
Operating lease assets	104,844	89,825
Deferred taxes	4,542	4,533
Goodwill	4,108,746	4,058,198
Intangible assets, net	587,458	771,513
Other assets, net	33,133	27,829
Total assets	$5,449,999	$5,310,742
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,903	$13,796
Accrued liabilities and other	56,840	47,035
Current operating lease liabilities	16,277	14,093
Accrued interest payable	157	248
Income taxes payable	16,007	15,714
Current portion of deferred revenue	323,313	312,227
Current debt obligation	19,900	19,900
Total current liabilities	445,397	423,013
Long-term liabilities:
Deferred revenue, net of current portion	34,839	31,173
Non-current deferred taxes	73,171	97,884
Non-current operating lease liabilities	109,936	93,084
Other long-term liabilities	118,876	122,660
Long-term debt, net of current portion	1,885,352	1,893,406
Total liabilities	2,667,571	2,661,220
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 311,263,373 and 308,290,310 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	311	308
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	3,092,633	3,041,880
Accumulated other comprehensive income (loss)	51,141	(5,247)
Accumulated deficit	(361,657)	(387,419)
Total stockholders’ equity	2,782,428	2,649,522
Total liabilities and stockholders’ equity	$5,449,999	$5,310,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	$100,564	$83,122	$290,039	$233,467
Maintenance	121,134	113,755	353,981	330,840
Total recurring revenue	221,698	196,877	644,020	564,307
License	39,284	43,613	109,927	120,723
Total revenue	260,982	240,490	753,947	685,030
Cost of revenue:
Cost of recurring revenue	23,484	20,614	67,807	58,159
Amortization of acquired technologies	45,463	44,172	134,789	131,961
Total cost of revenue	68,947	64,786	202,596	190,120
Gross profit	192,035	175,704	551,351	494,910
Operating expenses:
Sales and marketing	73,460	68,290	216,550	193,698
Research and development	31,288	29,575	93,878	82,468
General and administrative	33,558	25,405	87,780	72,382
Amortization of acquired intangibles	18,624	18,015	55,214	51,818
Total operating expenses	156,930	141,285	453,422	400,366
Operating income	35,105	34,419	97,929	94,544
Other income (expense):
Interest expense, net	(16,792)	(27,418)	(59,200)	(82,977)
Other income (expense), net	(547)	287	(942)	506
Total other income (expense)	(17,339)	(27,131)	(60,142)	(82,471)
Income before income taxes	17,766	7,288	37,787	12,073
Income tax expense	5,264	2,895	12,025	6,654
Net income	$12,502	$4,393	$25,762	$5,419
Net income available to common stockholders	$12,433	$4,350	$25,597	$5,359
Net income available to common stockholders per share:
Basic earnings per share	$0.04	$0.01	$0.08	$0.02
Diluted earnings per share	$0.04	$0.01	$0.08	$0.02
Weighted-average shares used to compute net income available to common stockholders per share:
Shares used in computation of basic earnings per share	310,894	306,890	310,028	306,381
Shares used in computation of diluted earnings per share	316,721	311,102	314,814	310,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$12,502	$4,393	$25,762	$5,419
Other comprehensive income (loss):
Foreign currency translation adjustment	59,039	(54,446)	56,388	(60,994)
Other comprehensive income (loss)	59,039	(54,446)	56,388	(60,994)
Comprehensive income (loss)	$71,541	$(50,053)	$82,150	$(55,575)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	310,571	$311	$3,067,458	$(7,898)	$(374,159)	$2,685,712
Foreign currency translation adjustment	—	—	—	59,039	—	59,039
Net income	—	—	—	—	12,502	12,502
Comprehensive income						71,541
Exercise of stock options	323	—	556	—	—	556
Restricted stock units issued, net of shares withheld for taxes	136	—	(418)	—	—	(418)
Issuance of stock	40	—	23	—	—	23
Issuance of stock under employee stock purchase plan	193	—	3,049	—	—	3,049
Stock-based compensation	—	—	21,965	—	—	21,965
Balance at September 30, 2020	311,263	$311	$3,092,633	$51,141	$(361,657)	$2,782,428

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	308,290	$308	$3,041,880	$(5,247)	$(387,419)	$2,649,522
Foreign currency translation adjustment	—	—	—	56,388	—	56,388
Net income	—	—	—	—	25,762	25,762
Comprehensive income						82,150
Exercise of stock options	605	—	865	—	—	865
Restricted stock units issued, net of shares withheld for taxes	793	1	(2,770)	—	—	(2,769)
Issuance of stock	1,221	2	681	—	—	683
Issuance of stock under employee stock purchase plan	354	—	5,406	—	—	5,406
Stock-based compensation	—	—	46,571	—	—	46,571
Balance at September 30, 2020	311,263	$311	$3,092,633	$51,141	$(361,657)	$2,782,428

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	306,748	$307	$3,027,849	$10,495	$(405,035)	$2,633,616
Foreign currency translation adjustment	—	—	—	(54,446)	—	(54,446)
Net income	—	—	—	—	4,393	4,393
Comprehensive loss						(50,053)
Exercise of stock options	133	—	165	—	—	165
Restricted stock units issued, net of shares withheld for taxes	31	—	(184)	—	—	(184)
Issuance of stock	42	—	25	—	—	25
Issuance of stock under employee stock purchase plan	75	—	1,080	—	—	1,080
Stock-based compensation	—	—	8,910	—	—	8,910
Balance at September 30, 2019	307,029	$307	$3,037,845	$(43,951)	$(400,642)	$2,593,559

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(In thousands)
(Unaudited)

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

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$25,762	$5,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,525	196,687
Provision for losses on accounts receivable	2,633	1,494
Stock-based compensation expense	45,984	23,917
Amortization of debt issuance costs	6,871	6,915
Deferred taxes	(26,021)	(29,692)
(Gain) loss on foreign currency exchange rates	2,009	(907)
Other non-cash expenses (benefits)	(812)	58
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	5,094	(781)
Income taxes receivable	(2,247)	129
Prepaid and other assets	2,059	(6,243)
Accounts payable	(1,064)	357
Accrued liabilities and other	11,934	(5,327)
Accrued interest payable	(91)	(28)
Income taxes payable	(3,242)	(2,356)
Deferred revenue	10,249	26,299
Other long-term liabilities	374	905
Net cash provided by operating activities	285,017	216,846
Cash flows from investing activities
Purchases of property and equipment	(20,419)	(10,606)
Purchases of intangible assets	(6,861)	(3,601)
Acquisitions, net of cash acquired	—	(349,504)
Other investing activities	—	4,174
Net cash used in investing activities	(27,280)	(359,537)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	5,406	1,080
Repurchase of common stock and incentive restricted stock	(2,794)	(382)
Exercise of stock options	865	422
Proceeds from credit agreement	—	35,000
Repayments of borrowings from credit agreement	(14,925)	(49,925)
Net cash used in financing activities	(11,448)	(13,805)
Effect of exchange rate changes on cash and cash equivalents	5,325	(5,064)
Net increase (decrease) in cash and cash equivalents	251,614	(161,560)
Cash and cash equivalents
Beginning of period	173,372	382,620
End of period	$424,986	$221,060

Supplemental disclosure of cash flow information
Cash paid for interest	$52,723	$77,478
Cash paid for income taxes	$40,447	$35,643
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
Potential Spin-Off of MSP Business
On August 6, 2020, the Company announced that its board of directors has authorized management to explore a potential spin-off of its MSP business into a newly created and separately traded public company. If completed, the standalone entity would provide broad and scalable IT service management solutions designed to enable managed service providers, or MSPs, to deliver outsourced IT services for their small and medium size business end-customers and more efficiently manage their own businesses. We would retain our Core IT Management business focused primarily on selling software and cloud-based services to corporate IT organizations. If we proceed with the spin-off, it would be structured as a tax-free, pro-rata distribution to all Company shareholders as of a record date to be determined by the board of directors of the Company. If completed, upon effectiveness of the transaction, the Company’s shareholders would own shares of both companies. Completion of any spin-off would be subject to various conditions, including final approval of our board of directors, and there can be no assurance that the potential spin-off will be completed in the manner described above, or at all.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019, or COVID-19, pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of the COVID-19 pandemic within our financial statements as of and for the three and nine months ended September 30, 2020 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition;
•stock-based compensation; and
•income taxes.
Recently Adopted Accounting Pronouncements
On January 1, 2020 we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Codification ("ASC") No. 2017-04 "Intangibles-Goodwill and Other," or ASC 350, which simplifies the accounting for goodwill

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

impairment. The new guidance removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. The standard did not have a material impact on our condensed consolidated financial statements for the nine months ended September 30, 2020.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2019	$(5,247)	$(5,247)
Other comprehensive gain (loss) before reclassification	56,388	56,388
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	56,388	56,388
Balance at September 30, 2020	$51,141	$51,141
Deferred Revenue
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2019	$343,400
Deferred revenue recognized	(374,081)
Additional amounts deferred	388,833
Balance at September 30, 2020	$358,152
We expect to recognize revenue related to remaining performance obligations as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$358,152	$323,313	$34,375	$464

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Commissions
Details of our deferred commissions balance was as follows:

		(in thousands)
Balance at December 31, 2019		$10,624
Commissions capitalized		5,721
Amortization recognized		(2,698)
Balance at September 30, 2020		$13,647

	September 30,	December 31,
	2020	2019

Classified as:	(in thousands)
Current	$3,370	$2,543
Non-current	10,277	8,081
Total deferred commissions	$13,647	$10,624

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Amortization of acquired license technologies	$36,111	$35,646	$107,237	$107,224
Amortization of acquired subscription technologies	9,352	8,526	27,552	24,737
Total amortization of acquired technologies	$45,463	$44,172	$134,789	$131,961
3. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2020:

(in thousands)
Balance at December 31, 2019	$4,058,198
Foreign currency translation and other adjustments	50,548
Balance at September 30, 2020	$4,108,746
4. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of September 30, 2020 and December 31, 2019. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2020.

	Fair Value Measurements at September 30, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$130,000	$—	$—	$130,000
Trading security	—	—	5,187	5,187
Total assets	$130,000	$—	$5,187	$135,187

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$4,559	$—	$—	$4,559
Trading security	—	—	5,000	5,000
Total assets	$4,559	$—	$5,000	$9,559
As of September 30, 2020 and December 31, 2019, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 5. Debt for additional information regarding our debt.
5. Debt
The following table summarizes information relating to our debt:

	September 30,		December 31,
	2020		2019
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,935,275	2.90%	1,950,200	4.55%
Total principal amount	1,935,275		1,950,200
Unamortized discount and debt issuance costs	(30,023)		(36,894)
Total debt	1,905,252		1,913,306
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,885,352		$1,893,406
Senior Secured First Lien Credit Facilities
Our first lien credit agreement, as amended, or First Lien Credit Agreement, provides for senior secured first lien credit facilities, consisting of the following as of September 30, 2020:
•a $1.99 billion U.S. dollar term loan, or First Lien Term Loan, with a final maturity date of February 5, 2024; and
•a $125.0 million revolving credit facility (with a letter of credit sub-facility in the amount of $35.0 million), or the Revolving Credit Facility, consisting of (i) a $100.0 million multicurrency tranche and (ii) a $25.0 million tranche available only in U.S. dollars, of which $7.5 million has a final maturity date of February 5, 2021 and $17.5 million has a final maturity date of February 5, 2022.
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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2020, we were in compliance with all covenants of the First Lien Credit Agreement.
6. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Basic earnings per share
Numerator:
Net income	$12,502	$4,393	$25,762	$5,419
Earnings allocated to unvested restricted stock	(69)	(43)	(165)	(60)
Net income available to common stockholders	$12,433	$4,350	$25,597	$5,359
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	310,894	306,890	310,028	306,381

Diluted earnings per share
Numerator:
Net income available to common stockholders	$12,433	$4,350	$25,597	$5,359
Denominator:
Weighted-average shares used in computing basic earnings per share	310,894	306,890	310,028	306,381
Add dilutive impact of employee equity plans	5,827	4,212	4,786	4,226
Weighted-average shares used in computing diluted earnings per share	316,721	311,102	314,814	310,607
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Stock options to purchase common stock	232	286	238	322
Performance-based stock options to purchase common stock	3	125	53	127
Non-vested restricted stock incentive awards	1,694	2,147	1,968	2,439
Performance-based non-vested restricted stock incentive awards	18	899	33	1,031
Restricted stock units	8,036	5,498	7,335	4,948
Performance stock units	263	918	945	920
Employee stock purchase plan	186	127	187	63
Total anti-dilutive shares	10,432	10,000	10,759	9,850

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options, purchase of restricted stock or proceeds from the employee stock purchase plan.
7. Income Taxes
For the three months ended September 30, 2020 and 2019, we recorded income tax expense of $5.3 million and $2.9 million, respectively, resulting in an effective tax rate of 29.6% and 39.7%, respectively. For the nine months ended September 30, 2020 and 2019, we recorded income tax expense of $12.0 million and $6.7 million, respectively, resulting in an effective tax rate of 31.8% and 55.1%, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to an increase in income before income taxes and the impact of having a full valuation allowance against the deferred tax assets related to the current period losses related to the entities acquired in the SAManage Ltd., or Samanage, acquisition completed in April 2019.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2020, we had accrued interest and penalties related to unrecognized tax benefits of approximately $6.4 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2019 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years 2011 through the period ending February 2016. We are under audit by the Indian Tax Authority for the 2014 and 2017 tax years. We are currently under audit by the California Franchise Tax Board for the 2012 through 2014 tax years and the Massachusetts Department of Revenue for the 2015 through February 2016 tax years. We were notified in February 2020 that the Texas Comptroller would audit the 2015 through 2018 tax years. We are not currently under audit in any other taxing jurisdictions.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. On February 10, 2020, Altera Corp. submitted a petition for writ of certiorari to the U.S. Supreme Court. On June 22, 2020, the Supreme Court of the United States denied Altera's petition to review the Ninth Circuit’s decision. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court's decision being overturned upon appeal, we have not recorded any benefit or expense as of September 30, 2020. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act, or “CARES Act," enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments and believe they have not had a material impact on our provision for income taxes for the three and nine months ended September 30, 2020.
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
9. Subsequent Events
SentryOne Acquisition
In October 2020, we acquired SQL Sentry Holdings, LLC, or SentryOne, a leading technology provider of database performance monitoring and DataOps solutions for approximately $142.5 million. We funded the transaction with cash on hand. The SentryOne offering complements the on-premises and cloud-native database management offerings SolarWinds has today to serve the full needs of the mid-market and allows us to better serve larger organizations. The addition of the SentryOne

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

products to the SolarWinds portfolio also amplifies the depth and breadth of support SolarWinds can offer for Microsoft and Microsoft Azure environments.
The transaction will be accounted for using the acquisition method of accounting. Accordingly, the results of operations of SentryOne since the acquisition date will be included in our condensed consolidated financial statements for the fourth quarter of 2020. We are in the process of gathering information to allocate the purchase price to the assets acquired and liabilities assumed. All of the assets acquired and liabilities assumed in the transaction will be recognized at their acquisition date fair values.
Intellectual Property Rights Transfer
In November 2020, we completed an intra-group transfer of certain of our intellectual property rights to our Irish subsidiary. As a result of the intra-group transfer, our mix of income by tax jurisdiction will be affected beginning in November 2020. A discrete tax benefit may be recognized as a deferred tax asset during the fourth quarter of 2020. This deferred tax asset represents the future amortization of the transferred intellectual property rights to be recognized in future periods in Ireland. We are still evaluating the impact that this intra-group transfer will have on the estimated annual effective tax rate for the year ended December 31, 2020 and future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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
On February 5, 2016, we were acquired by affiliates of Silver Lake Group, L.L.C and Thoma Bravo, LLC in a take private transaction, or the Take Private. We applied purchase accounting on the date of the Take Private. In October 2018, we completed our initial public offering, or IPO, and once again become a publicly traded company.
Impacts of COVID-19
The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic on our business is uncertain. We initially responded to the COVID-19 pandemic by executing our business continuity plan and transitioning nearly all of our workforce to a remote working environment to prioritize the safety of our personnel. Substantially all of our workforce is currently working remotely. Due to the nature of our business, at this time, we have seen a small impact on our financial results and do not expect to experience a significant impact on our financial results due to the COVID-19 pandemic, but we are unable to predict with a level of precision the longer term impact it may have on our business, results of operations and financial condition due to numerous uncertainties, including the duration of the pandemic, actions that may be taken by governmental authorities in response to the pandemic, its impact to the business of our customers and their end-customers and other factors identified in Part II, Item 1A “Risk Factors” in our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations and financial condition.
Potential Spin-Off of MSP Business
On August 6, 2020, we announced that our board of directors has authorized management to explore a potential spin-off of our MSP business into a newly created and separately traded public company. If completed, the standalone entity would provide broad and scalable IT service management solutions designed to enable managed service providers, or MSPs, to deliver outsourced IT services for their small and medium size business end-customers and more efficiently manage their own businesses. SolarWinds would retain its Core IT Management business focused primarily on selling software and cloud-based services to corporate IT organizations. We believe that, if completed, the potential spin-off would enable shareholders to more clearly evaluate the performance and future potential of each entity on a standalone basis, while allowing each to pursue its own distinct business strategy and capital allocation policy. If we proceed with the spin-off, it would be structured as a tax-free, pro-rata distribution to all SolarWinds shareholders as of a record date to be determined by the board of directors of SolarWinds. If completed, upon effectiveness of the transaction, SolarWinds shareholders would own shares of both companies. Completion of any spin-off would be subject to various conditions, including final approval of our board of directors, and there can be no assurance that the potential spin-off will be completed in the manner described above, or at all.
We have incurred and expect to incur significant costs in connection with exploring the potential spin-off transaction of our MSP business into a newly created and separately traded public company. Spin-off exploration costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contractor costs and other incremental separation costs related to the potential spin-off of the MSP business. The potential MSP spin-off transaction results in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. Spin-off exploration costs incurred were $2.6 million during the three months ended September 30, 2020. We expect to incur additional spin-off exploration costs in future periods.
Third Quarter Financial Highlights
Our approach, which we call the “SolarWinds Model,” is based on our commitment to building a business that is focused on growth and profitability. Below are our key financial highlights for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Revenue
Our total revenue was $261.0 million and $240.5 million for the three months ended September 30, 2020 and 2019, respectively. Our non-GAAP total revenue, which excludes the impact of purchase accounting, was $261.3 million and $242.7 million for the three months ended September 30, 2020 and 2019, respectively. Recurring revenue, which consists of subscription and maintenance revenue, represented approximately 85% of our total revenue for the three months ended September 30, 2020 compared to 82% for the three months ended September 30, 2019. We have increased our recurring revenue as a result of the growth in our subscription sales and the continued growth of our maintenance revenue.
Our Core IT Management products are targeted for ITOps, DevOps, and IT security Professionals and provide hybrid IT performance management with a deep visibility into applications, databases, IT infrastructures, and the full IT stack, while remaining infrastructure-location agnostic. Our Core IT Management products include the products categorized as ITOM in our Annual Report on Form 10-K for the period ended December 31, 2019. Core IT Management product revenue was $184.8 million and $173.4 million for the three months ended September 30, 2020 and 2019, respectively.
Our MSP products deliver broad, scalable IT service management solutions to enable MSPs to deliver outsourced IT services for their small and medium size business end-customers and more efficiently manage their own businesses. MSP product revenue was $76.2 million and $67.1 million for the three months ended September 30, 2020 and 2019, respectively.
We use Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, to evaluate the results of our recurring revenue model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. As of September 30, 2020, Subscription ARR was $411.1 million, up from $343.1 million as of September 30, 2019. Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of September 30, 2020, Total ARR was $887.2 million, up from $796.4 million as of September 30, 2019, reflecting an increase of 11.4%.
As of September 30, 2020, we had over 320,000 customers. We have a broad and diverse customer base that is not concentrated in any segment or vertical industry. We define customers as individuals or entities that have purchased one or more of our products under a unique customer identification number since our inception for our perpetual license products and individuals or entities that have an active subscription for at least one of our subscription products. Each unique customer identification number constitutes a separate customer regardless of the amount purchased. We may have multiple purchasers of our products within a single organization, each of which may be assigned a unique customer identification number and deemed a separate customer.
The SolarWinds Model allows us to both sell to a broad group of potential customers and close large transactions with significant customers. While some customers may spend as little as $100 with us over a twelve-month period, we had 1,004 customers who had spent more than $100,000 with us for the trailing twelve-month period ended September 30, 2020 as compared to 857 for the twelve-month period ended September 30, 2019.
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
Our license revenue has declined as a percentage of total revenue primarily due to the higher growth of our recurring revenue and represented approximately 15.1% of our total revenue in the three months ended September 30, 2020.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the three months ended September 30, 2020 was $12.5 million compared to $4.4 million for the three months ended September 30, 2019. Our Adjusted EBITDA was $132.7 million and $115.0 million for the three months ended September 30, 2020 and 2019, respectively.

Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended September 30, 2020 and 2019, cash flows from operations were $100.9 million and $75.2 million, respectively. During those periods, our cash flows from operations were reduced by cash payments for interest on our long-term debt of $14.6 million and $25.7 million, respectively and cash payments for income taxes of $23.7 million and $9.2 million, respectively.
Acquisition
In October 2020, we acquired SQL Sentry Holdings, LLC, or SentryOne, a leading technology provider of database performance monitoring and DataOps solutions for approximately $142.5 million. We funded the transaction with cash on hand. The SentryOne offering complements the on-premises and cloud-native database management offerings SolarWinds has today to serve the full needs of the mid-market and better serve larger organizations. The addition of the SentryOne products to the SolarWinds portfolio also amplifies the depth and breadth of support SolarWinds can offer for Microsoft and Microsoft Azure environments.
Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.
•Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.
▪Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings, and to a lesser extent, our time-based license arrangements. Subscription revenue includes sales of our MSP products as well as our cloud infrastructure, application performance management and IT service management, or ITSM products. We generally recognize revenue ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. Our revenue from MSP products increases with the addition of end customers served by our MSP customers, the proliferation of devices managed by those MSPs and the expansion of products used by those MSPs to manage end customers’ IT infrastructures.
•Maintenance Revenue. We derive maintenance revenue from the sale of maintenance services associated with our perpetual license products. Perpetual license customers pay for maintenance services based on the products they have purchased. We recognize maintenance revenue ratably on a daily basis over the contract period. Our maintenance revenue grows when we renew existing maintenance contracts and add new perpetual license customers, and as existing customers add new products. In addition, we typically implement annual price increases for our maintenance services. Customers typically renew their maintenance contracts at our standard list maintenance renewal pricing for their applicable products. We generally invoice maintenance contracts annually in advance.
•License Revenue. We derive license revenue from sales of perpetual licenses of our on-premise network, systems, storage and database management products to new and existing customers. We include one year of maintenance services as part of our customers’ initial license purchase. License revenue is recognized at a point in time upon delivery of the electronic license key. We allocate revenue to the license component based upon our estimated standalone selling prices, which is derived by evaluating our historical pricing and discounting practices in observable bundled transactions.
In April 2020, we launched subscription pricing options for certain of our network, systems and database management products that have historically been sold as perpetual licenses. The new on-premise subscription option gives customers additional flexibility when purchasing our products. The on-premise subscription offerings are time-based revenue arrangements recognized at a point in time upon delivery of the software and support is recognized ratably over the contract period. On-premise subscription offerings are recorded in subscription revenue in our consolidated statement of operations. We plan to continue to sell perpetual licenses for these products and not require customers to transition to a subscription pricing model. The subscription pricing option may impact the mix of license and recurring revenue, but this impact is difficult to predict at this time due to uncertainty regarding the level of customer adoption of the new subscription pricing options. We expect a gradual shift in the mix between license and recurring revenue in each quarter as new customers purchase these on-premise subscription offerings.

Cost of Revenue
•Cost of Recurring Revenue. Cost of recurring revenue consists of technical support personnel costs, royalty fees, public cloud infrastructure and hosting fees and an allocation of overhead costs for our subscription revenue and maintenance services. Allocated costs consist of certain facilities, depreciation, benefits and IT costs allocated based on headcount.
•Amortization of Acquired Technologies. We amortize to cost of revenue the capitalized costs of technologies acquired in connection with the Take Private and our other acquisitions.
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of September 30, 2020 was 3,241, as compared to 3,121 as of September 30, 2019. Our stock-based compensation expense has increased due to equity awards granted to our employees and directors. Due to modifications to certain stock awards during the second and third quarters of 2020 to eliminate performance vesting conditions applicable to such awards, our stock-based compensation expense increased during the period and we expect this to continue in future periods. Our travel costs have declined in 2020 due to COVID-19 and we expect this to continue for the duration of the pandemic.
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing and maintenance renewal and subscription retention teams. Sales and marketing expenses also includes the cost of digital marketing programs such as paid search, search engine optimization and management, website maintenance and design. We expect to continue to hire personnel globally to drive new sales and maintenance renewals.
•Research and Development. Research and development expenses primarily consist of related personnel costs. We expect to continue to grow our research and development organization, particularly internationally.
•General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring costs and other acquisition and spin-off exploration costs, professional fees and other general corporate expenses.
•Amortization of Acquired Intangibles. We amortize to operating expenses the capitalized costs of intangible assets acquired in connection with the Take Private and our other acquisitions.
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

Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$100,564	38.5%	$83,122	34.6%	$17,442
Maintenance	121,134	46.4	113,755	47.3	7,379
Total recurring revenue	221,698	84.9	196,877	81.9	24,821
License	39,284	15.1	43,613	18.1	(4,329)
Total revenue	$260,982	100.0%	$240,490	100.0%	$20,492
Total revenue increased $20.5 million, or 8.5%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Revenue from North America was approximately 66% and 67% of total revenue for the three months ended September 30, 2020 and 2019, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines. Core IT Management product revenue was $184.8 million for the three months ended September 30, 2020 compared to $173.4 million for the three months ended September 30, 2019, representing an increase of 6.6%. MSP product revenue was $76.2 million for the three months ended September 30, 2020 compared to $67.1 million for the three months ended September 30, 2019, representing an increase of 13.4%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $17.4 million, or 21.0%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to sales of additional MSP products as well as the contribution from our cloud-based database management offerings and the effect of the strengthening of most foreign currencies relative to the U.S. dollar. Our subscription revenue increased as a percentage of our total revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Our net retention rate for our subscription products was approximately 105% for each of the trailing twelve-month periods ended September 30, 2020 and 2019 and was driven primarily by strong customer retention and expansion in our MSP products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $7.4 million, or 6.5%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a growing maintenance renewal customer base from sales of our perpetual license products, strong maintenance renewal rates and annual maintenance price increases.
Our maintenance renewal rate for our perpetual license products was approximately 92% and 95%, respectively, for the trailing twelve-month periods ended September 30, 2020 and 2019. The decrease in the maintenance renewal rate for the trailing twelve-month period ended September 30, 2020 was primarily due to a planned downgrade on one large U.S. Federal maintenance renewal in the first quarter of 2020. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue decreased $4.3 million, or 9.9% primarily due to decreased sales of our licensed products resulting from the difficult economic environment during the quarter as a result of the global recession caused by COVID-19 and an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses.

Cost of Revenue

	Three Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$23,484	9.0%	$20,614	8.6%	$2,870
Amortization of acquired technologies	45,463	17.4	44,172	18.4	1,291
Total cost of revenue	$68,947	26.4%	$64,786	26.9%	$4,161
Total cost of revenue increased in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $1.7 million, depreciation and other amortization of $0.9 million and personnel costs to support new customers and additional product offerings of $0.5 million, which includes a $0.4 million increase in stock-based compensation expense. Amortization of acquired technologies includes $41.4 million and $40.8 million of amortization related to the Take Private for the three months ended September 30, 2020 and 2019, respectively.
Operating Expenses

	Three Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$73,460	28.1%	$68,290	28.4%	$5,170
Research and development	31,288	12.0	29,575	12.3	1,713
General and administrative	33,558	12.9	25,405	10.6	8,153
Amortization of acquired intangibles	18,624	7.1	18,015	7.5	609
Total operating expenses	$156,930	60.1%	$141,285	58.7%	$15,645
Sales and Marketing. Sales and marketing expenses increased $5.2 million, or 7.6%, primarily due to increases in personnel costs of $6.6 million, which includes an increase of $4.0 million in stock-based compensation expense, partially offset by reductions in travel and acquisition related costs of $1.7 million.
Research and Development. Research and development expenses increased $1.7 million, or 5.8%, primarily due to an increase in personnel costs of $2.7 million, which includes an increase in stock-based compensation expense of $2.0 million, partially offset by reductions in travel and acquisition related costs of $0.5 million. We increased our worldwide research and development employee headcount to expedite delivery of product enhancements and new product offerings to our customers and to a lesser extent, through acquisitions.
General and Administrative. General and administrative expenses increased $8.2 million, or 32.1%, primarily due to a $7.0 million increase in personnel costs, which includes a $6.6 million increase in stock-based compensation expense, and a $2.5 million increase in costs related to the exploration of a potential spin-off of our MSP business. These increases were partially offset by decreases in our provision for losses on accounts receivables of $0.9 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $0.6 million, or 3.4%, primarily due to amortization related to the VividCortex acquisition in December 2019. Amortization of intangible assets includes $11.9 million and $11.8 million of amortization related to the Take Private for the three months ended September 30, 2020 and 2019, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Interest Expense, Net

	Three Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(16,792)	(6.4)%	$(27,418)	(11.4)%	$10,626

Interest expense, net decreased by $10.6 million, or 38.8%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in interest expense is primarily due to decreases in interest rates on our debt and the reduction in our outstanding debt balance related to quarterly principal repayments. The weighted-average effective interest rate on our debt for the three months ended September 30, 2020 was 2.95% compared to 5.00% for the three months ended September 30, 2019. See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(547)	(0.2)%	$287	0.1%	$(834)
Other income (expense), net decreased by $0.8 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Three Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$17,766	6.8%	$7,288	3.0%	$10,478
Income tax expense	5,264	2.0	2,895	1.2	2,369
Effective tax rate	29.6%		39.7%		(10.1)%
Our income tax expense for the three months ended September 30, 2020 increased by $2.4 million as compared to the three months ended September 30, 2019. The effective tax rate decreased to 29.6% for the period primarily due to an increase in income before income taxes and the impact of having a full valuation allowance against the deferred tax assets related to the current period losses related to the entities acquired in the Samanage acquisition completed in April 2019. For additional discussion about our income taxes, see Note 7. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$290,039	38.5%	$233,467	34.1%	$56,572
Maintenance	353,981	47.0	330,840	48.3	23,141
Total recurring revenue	644,020	85.4	564,307	82.4	79,713
License	109,927	14.6	120,723	17.6	(10,796)
Total revenue	$753,947	100.0%	$685,030	100.0%	$68,917
Total revenue increased $68.9 million, or 10.1%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Revenue from North America was approximately 66% of total revenue for both the nine months ended September 30, 2020 and 2019. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines. Core IT Management product revenue was $531.2 million for the nine months ended September 30, 2020 compared to $491.1 million for the nine months ended

September 30, 2019, representing an increase of 8.2%. Our MSP product revenue was $222.7 million for the nine months ended September 30, 2020 compared to $194.0 million for the nine months ended September 30, 2019, representing an increase of 14.8%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $56.6 million, or 24.2%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to sales of additional MSP products, with additional contribution from our acquired SolarWinds Service Desk and Database Performance Monitor products. Our subscription revenue increased as a percentage of our total revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Our net retention rate for our subscription products was approximately 105% for each of the trailing twelve-month periods ended September 30, 2020 and 2019 and was driven primarily by strong customer retention and expansion in our MSP products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $23.1 million, or 7.0%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a growing maintenance renewal customer base from sales of our perpetual license products, strong maintenance renewal rates and annual maintenance price increases.
Our maintenance renewal rate for our perpetual license products was approximately 92% and 95%, respectively for the trailing twelve-month periods ended September 30, 2020 and 2019. The decrease in the maintenance renewal rate for the trailing twelve-month period ended September 30, 2020 was primarily due to a planned downgrade on one large U.S. Federal maintenance renewal in the first quarter of 2020. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue decreased $10.8 million, or 8.9% primarily due to decreased sales of our licensed products resulting from the difficult economic environment during the second and third quarters of 2020 as a result of the global recession caused by COVID-19 and, to a lesser extent, the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue

	Nine Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$67,807	9.0%	$58,159	8.5%	$9,648
Amortization of acquired technologies	134,789	17.9	131,961	19.3	2,828
Total cost of revenue	$202,596	26.9%	$190,120	27.8%	$12,476
Total cost of revenue increased in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $4.8 million, personnel costs to support new customers and additional product offerings of $2.9 million, which includes a $0.6 million increase in stock-based compensation expense, and depreciation and other amortization of $2.4 million. The increase in amortization of acquired technologies is primarily related to intangibles acquired through the acquisitions of Samanage and VividCortex in 2019. Amortization of acquired technologies includes $122.8 million and $122.7 million of amortization related to the Take Private for the nine months ended September 30, 2020 and 2019, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$216,550	28.7%	$193,698	28.3%	$22,852
Research and development	93,878	12.5	82,468	12.0	11,410
General and administrative	87,780	11.6	72,382	10.6	15,398
Amortization of acquired intangibles	55,214	7.3	51,818	7.6	3,396
Total operating expenses	$453,422	60.1%	$400,366	58.4%	$53,056
Sales and Marketing. Sales and marketing expenses increased $22.9 million, or 11.8%, primarily due to increases in personnel costs of $19.7 million, which includes an increase of $6.8 million in stock-based compensation expense, and marketing program costs of $5.5 million. These increases were partially offset by reductions in travel and acquisition related costs of $3.6 million. We increased our sales and marketing employee headcount and marketing program costs to support the growth in the business and through the acquisitions of Samanage and VividCortex in 2019.
Research and Development. Research and development expenses increased $11.4 million, or 13.8%, primarily due to an increase in personnel costs of $12.6 million, which includes an increase of $5.4 million in stock-based compensation expense, partially offset by a reduction in travel and acquisition related costs of $1.1 million. The increase in our research and development personnel costs is primarily due to increased employee headcount to expedite delivery of product enhancements and new product offerings to our customers and through the acquisitions of Samanage and VividCortex.
General and Administrative. General and administrative expenses increased $15.4 million, or 21.3%, primarily due to a $14.2 million increase in personnel costs, which includes an increase of $9.5 million in stock-based compensation expense, a $2.5 million increase in costs related to the exploration of a potential spin-off of our MSP business and a $1.1 million increase in our provision for losses on accounts receivables. These increases were partially offset by decreases in offering and travel costs of $1.8 million and restructuring costs of $1.0 million. The increase in our provision for losses on accounts receivables is primarily related to a settlement with a distributor, from customers acquired in recent acquisitions and customers potentially impacted by the current economic uncertainty resulting from the COVID-19 pandemic.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $3.4 million, or 6.6%, primarily due to amortization related to the Samanage and VividCortex acquisitions completed in 2019. Amortization of intangible assets includes $35.5 million and $35.6 million of amortization related to the Take Private for the nine months ended September 30, 2020 and 2019, respectively, with the remaining balance related primarily to the LOGICnow acquisition in May 2016.
Interest Expense, Net

	Nine Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(59,200)	(7.9)%	$(82,977)	(12.1)%	$23,777
Interest expense, net decreased by $23.8 million, or 28.7%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in interest expense is primarily due to decreases in interest rates on our debt and the reduction in our outstanding debt balance related to quarterly principal repayments. The weighted-average effective interest rate on our debt for the nine months ended September 30, 2020 was 3.53% compared to 5.15% for the nine months ended September 30, 2019. See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(942)	(0.1)%	$506	0.1%	$(1,448)
Other income (expense), net decreased by $1.4 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Nine Months Ended September 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$37,787	5.0%	$12,073	1.8%	$25,714
Income tax expense	12,025	1.6	6,654	1.0	5,371
Effective tax rate	31.8%		55.1%		(23.3)%
Our income tax expense for the nine months ended September 30, 2020 increased by $5.4 million as compared to the nine months ended September 30, 2019. The effective tax rate decreased to 31.8% for the period primarily due to an increase in income before income taxes and the impact of having a full valuation allowance against the deferred tax assets related to the current period losses related to the entities acquired in the Samanage acquisition completed in April 2019. For additional discussion about our income taxes, see Note 7. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments, costs related to the exploration of a potential spin-off of our MSP business and restructuring costs, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Revenue:
GAAP subscription revenue	$100,564	$83,122	$290,039	$233,467
Impact of purchase accounting	293	2,215	2,366	4,034
Non-GAAP subscription revenue	100,857	85,337	292,405	237,501
GAAP maintenance revenue	121,134	113,755	353,981	330,840
Impact of purchase accounting	—	—	—	—
Non-GAAP maintenance revenue	121,134	113,755	353,981	330,840
GAAP total recurring revenue	221,698	196,877	644,020	564,307
Impact of purchase accounting	293	2,215	2,366	4,034
Non-GAAP total recurring revenue	221,991	199,092	646,386	568,341
GAAP license revenue	39,284	43,613	109,927	120,723
Impact of purchase accounting	—	—	—	—
Non-GAAP license revenue	39,284	43,613	109,927	120,723
Total GAAP revenue	$260,982	$240,490	$753,947	$685,030
Impact of purchase accounting	$293	$2,215	$2,366	$4,034
Total non-GAAP revenue	$261,275	$242,705	$756,313	$689,064

Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP margin using non-GAAP revenue as discussed above and excluding such items as the write-down of deferred revenue related to purchase accounting, amortization of acquired intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition and other costs, spin-off exploration costs and restructuring costs. Management believes these measures are useful for the following reasons:
•Amortization of Acquired Intangible Assets. We provide non-GAAP information that excludes expenses related to purchased intangible assets associated with our acquisitions. We believe that eliminating this expense from our non-GAAP measures is useful to investors, because the amortization of acquired intangible assets can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.
•Stock-Based Compensation Expense and Related Employer-Paid Payroll Taxes. We provide non-GAAP information that excludes expenses related to stock-based compensation and related employer-paid payroll taxes. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Employer-paid payroll taxes on stock-based compensation is dependent on our stock price and the timing of the taxable events related to the equity awards, over which our management has little control, and does not correlate to the core operation of our business. Because of these unique characteristics of stock-based compensation and related employer-paid payroll taxes, management excludes these expenses when analyzing the organization’s business performance.
•Acquisition and Other Costs. We exclude certain expense items resulting from the Take Private and other acquisitions, such as legal, accounting and advisory fees, changes in fair value of contingent consideration, costs related to integrating the acquired businesses, deferred compensation, severance and retention expense. In addition, we exclude certain other costs including expense related to our offerings. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition and other costs, allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.
•Spin-off Exploration Costs. We exclude certain expense items resulting from the exploration of a potential spin-off transaction of our MSP business into a newly created and separately traded public company. These costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contractor costs and other incremental separation costs related to the potential spin-off of the MSP business. The potential MSP spin-off transaction results in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.
•Restructuring Costs. We provide non-GAAP information that excludes restructuring costs such as severance and the estimated costs of exiting and terminating facility lease commitments, as they relate to our corporate restructuring and exit activities and costs related to the separation of employment with executives of the Company. These costs are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these costs for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except margin data)
GAAP operating income	$35,105	$34,419	$97,929	$94,544
Impact of purchase accounting	293	2,215	2,366	4,034
Stock-based compensation expense and related employer-paid payroll taxes	21,867	8,889	46,502	24,147
Amortization of acquired technologies	45,463	44,172	134,789	131,961
Amortization of acquired intangibles	18,624	18,015	55,214	51,818
Acquisition and other costs	1,176	1,700	3,997	7,457
Spin-off exploration costs	2,632	—	2,632	—
Restructuring costs	2,155	1,586	2,368	3,982
Non-GAAP operating income	$127,315	$110,996	$345,797	$317,943
GAAP operating margin	13.5%	14.3%	13.0%	13.8%
Non-GAAP operating margin	48.7%	45.7%	45.7%	46.1%

Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding the impact of purchase accounting on total revenue, amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring costs, acquisition and other costs, spin-off exploration costs, interest expense, net, debt related costs including fees related to our credit agreements, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by non-GAAP revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA excludes the impact of the write-down of deferred revenue due to purchase accounting in connection with our acquisitions, and therefore includes revenue that will never be recognized under GAAP;

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except margin data)
Net income	$12,502	$4,393	$25,762	$5,419
Amortization and depreciation	69,510	66,647	205,525	196,687
Income tax expense	5,264	2,895	12,025	6,654
Interest expense, net	16,792	27,418	59,200	82,977
Impact of purchase accounting on total revenue	293	2,215	2,366	4,034
Unrealized foreign currency (gains) losses	370	(807)	2,009	(907)
Acquisition and other costs	1,176	1,700	3,997	7,457
Spin-off exploration costs	2,632	—	2,632	—
Debt related costs	90	94	274	290
Stock-based compensation expense and related employer-paid payroll taxes	21,867	8,889	46,502	24,147
Restructuring costs	2,155	1,586	2,368	3,982
Adjusted EBITDA	$132,651	$115,030	$362,660	$330,740
Adjusted EBITDA margin	50.8%	47.4%	48.0%	48.0%
Liquidity and Capital Resources
Cash and cash equivalents were $425.0 million as of September 30, 2020. Our international subsidiaries held approximately $207.5 million of cash and cash equivalents, of which 58.7% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
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
Indebtedness
As of September 30, 2020, our total indebtedness was $1.9 billion, with up to $125.0 million of available borrowings under our revolving credit facility. See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

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
Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$285,017	$216,846
Net cash used in investing activities	(27,280)	(359,537)
Net cash used in financing activities	(11,448)	(13,805)
Effect of exchange rate changes on cash and cash equivalents	5,325	(5,064)
Net increase (decrease) in cash and cash equivalents	251,614	(161,560)
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, the increase in cash provided by operating activities was primarily due to the increase in net income after adjustments for non-cash items including depreciation and amortization and stock-based compensation expense. The net cash inflow resulting from the changes in our operating assets and liabilities was $23.1 million for the nine months ended September 30, 2020 as compared to $13.0 million for the nine months ended September 30, 2019 and was primarily due to the timing of sales and cash payments and receipts. Cash flow from operations for the nine months ended September 30, 2020 was reduced by $40.4 million of cash paid for taxes.
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
Net cash used in investing activities decreased in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to a decrease in cash used for acquisitions. During the nine months ended September 30, 2019, the cash used for acquisitions of $349.5 million primarily related to the acquisition of Samanage completed in April 2019. Purchases of property and equipment increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to purchases of leasehold improvements to expand certain office locations and servers and equipment.
Financing Activities
Financing cash flows consist of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash used in financing activities decreased in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to an increase in proceeds from issuance of common stock under our employee stock purchase plan, partially offset by an increase in repurchases of common stock. In the nine months ended September 30, 2020 we withheld and retired shares of common stock to satisfy $2.8 million of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements. Net cash used in financing activities for the nine months ended September 30, 2019 includes the proceeds and repayment of $35.0 million in borrowings under our Revolving Credit Facility. For each period, we made quarterly principal payments of $14.9 million due under our First Lien Credit Agreement.
Contractual Obligations and Commitments
As of September 30, 2020, there have been no material changes in our contractual obligations and commitments as of December 31, 2019 that were disclosed in our Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of COVID-19 within our financial statements as of and for the three and nine months ended September 30, 2020 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment and estimates are critical to understanding our historical and future performance, as these policies relate to the more significant areas of our financial results. These critical accounting policies are:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition;
•stock-based compensation; and
•income taxes.
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

Off-Balance Sheet Arrangements
During the nine months ended September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $425.0 million and $173.4 million at September 30, 2020 and December 31, 2019, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2020.
We had total indebtedness with an outstanding principal balance of $1.9 billion and $2.0 billion at September 30, 2020 and December 31, 2019, respectively. Borrowings outstanding under our various credit agreements bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 0% floor. As of September 30, 2020 and December 31, 2019, the annual weighted-average rate on borrowings was 2.90% and 4.55%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.5 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2019 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.9 billion U.S. dollar term loans as of September 30, 2020, not subject to market pricing.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of September 30, 2020 and December 31, 2019, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three and nine months ended September 30, 2020 and 2019.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, under the heading “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
On October 30, 2020, Woong Joseph Kim notified the Company of his decision to resign as Executive Vice President, Engineering and Chief Technology Officer of the Company, effective as of November 30, 2020, to pursue other opportunities.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Third Amended and Restated Certificate of Incorporation as currently in effect
3.2	Amended and Restated Bylaws as currently in effect
10.1	Omnibus Amendment to Employee Documents, dated as of August 6, 2020, between SolarWinds Corporation and Kevin B. Thompson
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing

SOLARWINDS CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	November 5, 2020	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)