Form 10-Q
period 2021-06-30
SolarWinds Corp
filed 2021-08-06
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On August 2, 2021, 158,024,032 shares of common stock, par value $0.001 per share, were outstanding.

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
•expectations regarding the impact and benefits of the spin-off of our N-able business into a newly created and separately traded public company;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•numerous risks related to the Cyber Incident, including with respect to (1) the discovery of new or different information regarding the Cyber Incident, including with respect to its scope, the threat actor’s access to SolarWinds’ environments and its related activities during such period, and the related impact on SolarWinds’ systems, products, current or former employees and customers, (2) the possibility that our mitigation and remediation efforts with respect to the Cyber Incident may not be successful, (3) the possibility that additional confidential, proprietary, or personal information, including information of SolarWinds’ current or former employees and customers, was accessed and exfiltrated as a result of the Cyber Incident, (4) numerous financial, legal, reputational and other risks to us related to the Cyber Incident, including risks that the incident or SolarWinds’ response thereto, including with respect to providing notices to any impacted individuals, may result in the loss, compromise or corruption of data and proprietary information, loss of business as a result of termination or non-renewal of agreements or reduced purchases or upgrades of our products, severe reputational damage adversely affecting customer, partner and vendor relationships and investor confidence, increased attrition of personnel and distraction of key and other personnel, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, significant costs for remediation and the incurrence of other liabilities, (5) risks that our insurance coverage, including coverage relating to certain security and privacy damages and claim expenses, may not be available or sufficient to compensate for all liabilities we incur related to these matters, (6) the possibility that our steps to secure our internal environment, improve our product development environment and ensure the security and integrity of the software that we deliver to our customers may not be successful or sufficient to protect against future threat actors or attacks or be perceived by existing and prospective customers as sufficient to address the harm caused by Cyber Incident and (7) the risk that the impact of the Cyber Incident may be proportionally greater in future periods as a result of the spin-off of our N-able business;
•other risks related to cyber security, including that we may experience other security incidents or have vulnerabilities in our systems and services exploited, which may result in compromises or breaches of our and our customers’ systems or, theft or misappropriation of our and our customers’ confidential, proprietary or personal information, as well as exposure to legal and other liabilities, including the related risk of higher customer, employee and partner attrition and the loss of key personnel, as well as negative impacts to our sales, renewals and upgrades;
•risks related to the recently completed spin-off of our N-able business into a newly created and separately-traded public company, including the risk that completing the spin-off could disrupt or adversely affect the separate businesses, results of operations and financial condition, and that the spin-off may not achieve some or all of any anticipated benefits with respect to either business;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$410,635	$370,498
Accounts receivable, net of allowances of $2,876 and $2,736 as of June 30, 2021 and December 31, 2020, respectively	97,601	114,298
Income tax receivable	4,677	2,273
Prepaid and other current assets	31,450	25,664
Total current assets	544,363	512,733
Property and equipment, net	66,153	58,649
Operating lease assets	124,828	110,961
Deferred taxes	144,753	149,455
Goodwill	4,206,720	4,249,402
Intangible assets, net	466,667	592,985
Other assets, net	40,531	36,298
Total assets	$5,594,015	$5,710,483
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,369	$17,932
Accrued liabilities and other	64,145	72,971
Current operating lease liabilities	19,056	17,811
Accrued interest payable	153	157
Income taxes payable	6,787	16,358
Current portion of deferred revenue	326,463	346,075
Current debt obligation	19,900	19,900
Total current liabilities	446,873	491,204
Long-term liabilities:
Deferred revenue, net of current portion	33,776	36,679
Non-current deferred taxes	38,852	59,149
Non-current operating lease liabilities	132,680	115,071
Other long-term liabilities	92,901	115,021
Long-term debt, net of current portion	1,877,220	1,882,672
Total liabilities	2,622,302	2,699,796
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 158,014,531 and 156,519,611 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	158	157
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	3,140,176	3,112,262
Accumulated other comprehensive income	79,107	127,212
Accumulated deficit	(247,728)	(228,944)
Total stockholders’ equity	2,971,713	3,010,687
Total liabilities and stockholders’ equity	$5,594,015	$5,710,483
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	$112,429	$95,840	$221,417	$189,475
Maintenance	122,867	116,498	245,907	232,847
Total recurring revenue	235,296	212,338	467,324	422,322
License	26,678	33,677	51,552	70,643
Total revenue	261,974	246,015	518,876	492,965
Cost of revenue:
Cost of recurring revenue	27,516	21,822	54,474	44,323
Amortization of acquired technologies	41,135	44,834	84,256	89,326
Total cost of revenue	68,651	66,656	138,730	133,649
Gross profit	193,323	179,359	380,146	359,316
Operating expenses:
Sales and marketing	82,371	70,712	165,668	143,090
Research and development	39,106	30,745	76,867	62,590
General and administrative	50,397	24,467	98,107	54,222
Amortization of acquired intangibles	18,158	18,294	38,215	36,590
Total operating expenses	190,032	144,218	378,857	296,492
Operating income	3,291	35,141	1,289	62,824
Other income (expense):
Interest expense, net	(16,191)	(18,313)	(32,365)	(42,408)
Other income (expense), net	(321)	363	(194)	(395)
Total other income (expense)	(16,512)	(17,950)	(32,559)	(42,803)
Income (loss) before income taxes	(13,221)	17,191	(31,270)	20,021
Income tax expense (benefit)	(1,597)	4,346	(12,486)	6,761
Net income (loss)	$(11,624)	$12,845	$(18,784)	$13,260
Net income (loss) available to common stockholders	$(11,624)	$12,772	$(18,784)	$13,169
Net income (loss) available to common stockholders per share:
Basic earnings (loss) per share	$(0.07)	$0.08	$(0.12)	$0.09
Diluted earnings (loss) per share	$(0.07)	$0.08	$(0.12)	$0.08
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share	157,854	155,122	157,491	154,795
Shares used in computation of diluted earnings (loss) per share	157,854	157,449	157,491	156,937
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(11,624)	$12,845	$(18,784)	$13,260
Other comprehensive income (loss):
Foreign currency translation adjustment	17,645	27,778	(48,105)	(2,651)
Other comprehensive income (loss)	17,645	27,778	(48,105)	(2,651)
Comprehensive income (loss)	$6,021	$40,623	$(66,889)	$10,609
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	157,702	$158	$3,124,650	$61,462	$(236,104)	$2,950,166
Foreign currency translation adjustment	—	—	—	17,645	—	17,645
Net loss	—	—	—	—	(11,624)	(11,624)
Comprehensive income						6,021
Exercise of stock options	88	—	390	—	—	390
Restricted stock units issued, net of shares withheld for taxes	189	—	(1,471)	—	—	(1,471)
Issuance of stock	36	—	29	—	—	29
Stock-based compensation	—	—	16,578	—	—	16,578
Balance at June 30, 2021	158,015	$158	$3,140,176	$79,107	$(247,728)	$2,971,713

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	156,520	$157	$3,112,262	$127,212	$(228,944)	$3,010,687
Foreign currency translation adjustment	—	—	—	(48,105)		(48,105)
Net loss	—	—	—		(18,784)	(18,784)
Comprehensive loss						(66,889)
Exercise of stock options	92	—	401	—	—	401
Restricted stock units issued, net of shares withheld for taxes	848	1	(9,869)	—	—	(9,868)
Issuance of stock	447	—	492	—	—	492
Issuance of stock under employee stock purchase plan	108	—	3,129	—	—	3,129
Stock-based compensation	—	—	33,761	—	—	33,761
Balance at June 30, 2021	158,015	$158	$3,140,176	$79,107	$(247,728)	$2,971,713

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	154,946	$155	$3,054,889	$(35,676)	$(387,004)	$2,632,364
Foreign currency translation adjustment	—	—	—	27,778	—	27,778
Net income	—	—	—	—	12,845	12,845
Comprehensive income						40,623
Exercise of stock options	112	—	258	—	—	258
Restricted stock units issued, net of shares withheld for taxes	190	1	(804)	—	—	(803)
Issuance of stock	38	—	31	—	—	31
Stock-based compensation	—	—	13,239	—	—	13,239
Balance at June 30, 2020	155,286	$156	$3,067,613	$(7,898)	$(374,159)	$2,685,712

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	154,145	$154	$3,042,034	$(5,247)	$(387,419)	$2,649,522
Foreign currency translation adjustment	—	—	—	(2,651)	—	(2,651)
Net income	—	—	—	—	13,260	13,260
Comprehensive income						10,609
Exercise of stock options	141	—	309	—	—	309
Restricted stock units issued, net of shares withheld for taxes	329	1	(2,352)	—	—	(2,351)
Issuance of stock	591	1	659	—	—	660
Issuance of stock under employee stock purchase plan	80	—	2,357	—	—	2,357
Stock-based compensation	—	—	24,606	—	—	24,606
Balance at June 30, 2020	155,286	$156	$3,067,613	$(7,898)	$(374,159)	$2,685,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(18,784)	$13,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	135,297	136,015
Provision for losses on accounts receivable	895	2,960
Stock-based compensation expense	33,522	24,245
Amortization of debt issuance costs	4,498	4,570
Deferred taxes	(17,527)	(16,032)
(Gain) loss on foreign currency exchange rates	(674)	1,639
Other non-cash expenses (benefits)	1,033	(900)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	15,455	13,854
Income taxes receivable	(2,446)	(104)
Prepaid and other assets	(8,492)	(1,224)
Accounts payable	(7,441)	(2,794)
Accrued liabilities and other	(2,791)	1,239
Accrued interest payable	(4)	(89)
Income taxes payable	(30,491)	4,022
Deferred revenue	(18,736)	3,363
Other long-term liabilities	(276)	66
Net cash provided by operating activities	83,038	184,090
Cash flows from investing activities
Purchases of property and equipment	(18,124)	(12,123)
Purchases of intangible assets	(3,823)	(4,182)
Acquisitions, net of cash acquired	447	—
Net cash used in investing activities	(21,500)	(16,305)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	3,129	2,357
Repurchase of common stock and incentive restricted stock	(10,059)	(2,376)
Exercise of stock options	401	309
Repayments of borrowings from credit agreement	(9,950)	(9,950)
Payment of debt issuance costs	(903)	—
Net cash used in financing activities	(17,382)	(9,660)
Effect of exchange rate changes on cash and cash equivalents	(4,019)	(83)
Net increase in cash and cash equivalents	40,137	158,042
Cash and cash equivalents
Beginning of period	370,498	173,372
End of period	$410,635	$331,414

Supplemental disclosure of cash flow information
Cash paid for interest	$27,995	$38,149
Cash paid for income taxes	$35,715	$16,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
SolarWinds Corporation, a Delaware corporation, and its subsidiaries (“Company”, “we,” “us” and “our”) is a leading provider of simple, powerful and secure information technology, or IT, management software. Our solutions give organizations worldwide, regardless of type, size or complexity, the power to accelerate business transformation in today's hybrid IT environments. Our approach, which we refer to as the SolarWinds Model, combines powerful, scalable, affordable, easy to use products with an "inside-first" selling motion. We’ve built our business to enable the technology professionals who use our products to manage “all things IT.” Our range of customers has expanded over time to include network and systems engineers, database administrators, storage administrators, DevOps and service desk professionals, as well as managed service providers, or MSPs. Our SolarWinds Model enables us to sell our products for use in organizations ranging in size from very small businesses to large enterprises.
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
Spin-Off of N-able Business
On July 19, 2021, we completed the previously announced separation and distribution of our managed service provider (“MSP” or “N-able”) business into a newly created and separately traded public company, N-able, Inc. We refer to this transaction as the “Separation.” The Separation was completed by means of a tax-free, pro-rata distribution in which each holder of our common stock, par value $0.001 per share, received one share of N-able’s common stock, par value $0.001, for every two shares of our common stock held of record as of the close of business on July 12, 2021. The standalone N-able entity will provide broad cloud-based software solutions for MSPs, enabling them to support digital transformation and growth within small and medium-sized enterprises, or SMEs. SolarWinds retained its Core IT Management business focused primarily on selling software and cloud-based services to corporate IT organizations. We believe that the Separation will allow each company to more effectively pursue its distinct operating priorities, strategies and capital allocation policies, while also allowing stockholders to separately evaluate and value the companies on their distinct markets, strategies and performance. Upon completion of the Separation, SolarWinds stockholders owned shares of both companies.
Spin-off costs incurred were $13.2 million and $23.1 million during the three and six months ended June 30, 2021, respectively, which are primarily included in general and administrative expense in the condensed consolidated statements of operations. Spin-off costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contract costs and other incremental separation costs related to the spin-off of the N-able business.
Reverse Stock Split
Effective July 30, 2021, SolarWinds also effected a 2:1 reverse stock split of its common stock. As a result of the reverse stock split, all share and per share figures contained in the condensed consolidated financial statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.
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
•revenue recognition;

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

•stock-based compensation;
•income taxes; and
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2020	$127,212	$127,212
Other comprehensive gain (loss) before reclassification	(48,105)	(48,105)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(48,105)	(48,105)
Balance at June 30, 2021	$79,107	$79,107
Deferred Revenue
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2020	$382,754
Deferred revenue recognized	(266,089)
Additional amounts deferred	243,574
Balance at June 30, 2021	$360,239
We expect to recognize revenue related to these remaining performance obligations as of June 30, 2021 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$360,239	$326,463	$33,408	$368

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Commissions
Details of our deferred commissions balance was as follows:

		(in thousands)
Balance at December 31, 2020		$14,801
Commissions capitalized		4,137
Amortization recognized		(2,363)
Balance at June 30, 2021		$16,575

	June 30,	December 31,
	2021	2020

	(in thousands)
Classified as:
Current	$4,474	$3,824
Non-current	12,101	10,977
Total deferred commissions	$16,575	$14,801
Disaggregation of Revenue
The following table summarizes our revenue by product group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Core IT Management product revenue	$176,788	$172,665	$350,644	$346,403
N-able product revenue	85,186	73,350	168,232	146,562
Total revenue	$261,974	$246,015	$518,876	$492,965
Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Amortization of acquired license technologies	$37,328	$35,554	$74,664	$71,126
Amortization of acquired subscription technologies	3,807	9,280	9,592	18,200
Total amortization of acquired technologies	$41,135	$44,834	$84,256	$89,326
3. Goodwill
The following table reflects the changes in goodwill for the six months ended June 30, 2021:

(in thousands)
Balance at December 31, 2020	$4,249,402
Foreign currency translation and other adjustments	(42,682)
Balance at June 30, 2021	$4,206,720

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of June 30, 2021 and December 31, 2020. There have been no transfers between fair value measurement levels during the six months ended June 30, 2021.

	Fair Value Measurements at June 30, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$265,000	$—	$—	$265,000
Trading security	—	—	5,337	5,337
Total assets	$265,000	$—	$5,337	$270,337

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$160,000	$—	$—	$160,000
Trading security	—	—	5,238	5,238
Total assets	$160,000	$—	$5,238	$165,238
As of June 30, 2021 and December 31, 2020, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 5. Debt for additional information regarding our debt.
5. Debt
The following table summarizes information relating to our debt:

	June 30,		December 31,
	2021		2020
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,920,350	2.85%	1,930,300	2.90%
Total principal amount	1,920,350		1,930,300
Unamortized discount and debt issuance costs	(23,230)		(27,728)
Total debt	1,897,120		1,902,572
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,877,220		$1,882,672
Senior Secured First Lien Credit Facilities
Our first lien credit agreement, as amended, or First Lien Credit Agreement, provides for senior secured first lien credit facilities, consisting of the following as of June 30, 2021:
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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of June 30, 2021, we were in compliance with all covenants of the First Lien Credit Agreement.
6. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net income (loss)	$(11,624)	$12,845	$(18,784)	$13,260
Earnings allocated to unvested restricted stock	—	(73)	—	(91)
Net income (loss) available to common stockholders	$(11,624)	$12,772	$(18,784)	$13,169
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	157,854	155,122	157,491	154,795

Diluted earnings (loss) per share
Numerator:
Net income (loss) available to common stockholders	$(11,624)	$12,772	$(18,784)	$13,169
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	157,854	155,122	157,491	154,795
Add dilutive impact of employee equity plans	—	2,327	—	2,142
Weighted-average shares used in computing diluted earnings (loss) per share	157,854	157,449	157,491	156,937

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of the reverse stock split, all share and per share figures contained in the condensed consolidated financial statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Stock options to purchase common stock	534	154	575	160
Non-vested restricted stock incentive awards	126	772	229	922
Performance-based non-vested restricted stock incentive awards	—	118	—	151
Restricted stock units	6,206	4,097	5,716	3,464
Performance stock units	62	81	79	122
Employee stock purchase plan	143	102	14	94
Total anti-dilutive shares	7,071	5,324	6,613	4,913
The calculation of diluted earnings (loss) per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options, purchase of restricted stock or proceeds from the employee stock purchase plan.
7. Income Taxes
For the three months ended June 30, 2021 and 2020, we recorded income tax benefit of $1.6 million and income tax expense of $4.3 million, respectively, resulting in an effective tax rate of 12.1% and 25.3%, respectively. For the six months ended June 30, 2021 and 2020, we recorded income tax benefit of $12.5 million and income tax expense of $6.8 million, respectively, resulting in an effective tax rate of 39.9% and 33.8%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decrease in income before income taxes and an increase in state taxes. The increase in the effective tax rate for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the reversal of uncertain tax positions in the amount of $6.1 million and related accrued interest in the amount of $2.7 million resulting from an IRS settlement agreement entered into during the six months ended June 30, 2021.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2021, we had accrued interest and penalties related to unrecognized tax benefits of approximately $2.9 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2020 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. During the three months ended March 31, 2021, we finalized a settlement agreement with the IRS for the tax years 2011 to 2012. We are under audit by the Indian Tax Authority for the 2017 tax year. We are currently under audit by the California Franchise Tax Board for the 2012 through 2014 tax years and the Texas Comptroller for the 2015 through 2018 tax years. The Massachusetts Department of Revenue audit for the 2015 through February 2016 tax years closed with immaterial adjustments. We are not currently under audit in any other taxing jurisdictions.
8. Commitments and Contingencies
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the Cyber Incident. We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident. As we disclosed in our investigatory update, we have substantially completed this process and believe the threat actor is no longer active in our environments.
Expenses Incurred
For the three months ended June 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $13.6 million, partially offset by insurance receipts and expected insurance proceeds for costs we believe are reimbursable and

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

probable of recovery under our insurance coverage of $2.9 million, for pretax net expenses of $10.7 million. For the three months ended June 30, 2021, we have included $0.7 million of these gross expenses in cost of recurring revenue, $0.8 million in sales and marketing expense and $12.2 million in general and administrative expense in the condensed consolidated statements of operations.
For the six months ended June 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $34.0 million, partially offset by insurance receipts and expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our insurance coverage of $13.1 million, for pretax net expenses of $20.9 million. For the six months ended June 30, 2021, we have included $1.5 million of these gross expenses in cost of recurring revenue, $1.5 million in sales and marketing expense and $31.0 million in general and administrative expense in the condensed consolidated statements of operations.
General and administrative expense is presented net of insurance proceeds in the condensed consolidated statements of operations. Expenses include one-time costs to investigate and remediate the Cyber Incident, and legal and other professional services related thereto, and consulting services being provided to customers at no charge, all of which were expensed as incurred.
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to numerous lawsuits and investigations. Multiple class action lawsuits alleging, among other things, violations of the federal securities laws are pending against us and certain of our current and former officers. The complainants seek certification of a class of all persons who purchased or otherwise acquired our securities during set periods of time and unspecified monetary damages, costs and attorneys’ fees. In August 2021, the Company and all other named defendants in the securities class action filed motions to dismiss the consolidated class action complaint which is pending before the court. In addition, a shareholder derivative action, purportedly on behalf of the Company, is pending in the Western District of Texas asserting breach of duty and other claims against certain of our current and former officers and directors in connection with the cyberattack. We dispute the allegations in these complaints and intend to defend against the claims.
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
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident. As of June 30, 2021, we recorded a loss recovery asset of $2.1 million for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our condensed consolidated balance sheet and received payments of $11.0 million for costs incurred.
Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Subsequent Events
On July 19, 2021, we completed the Separation of our N-able business into a newly created and separately traded public company, N-able, Inc. The Separation was completed by means of a tax-free, pro-rata distribution in which each holder of our common stock, par value $0.001 per share, received one share of N-able’s common stock, par value $0.001, for every two shares of our common stock held of record as of the close of business on July 12, 2021. In connection with the Separation, N‑able closed a private placement of its common stock and entered into a credit facility. Upon the closing of such private placement and such credit facility, and prior to the completion of the Separation, on July 19, 2021, N-able distributed the net proceeds from the private placement of approximately $216.0 million as well as the net proceeds of the term loan of approximately $16.5 million to us.
After the distribution, we do not beneficially own any shares of common stock in N-able and will no longer consolidate N‑able into our financial results for periods ending after July 19, 2021. As a result, beginning in the third quarter of 2021, N‑able's historical financial results through the Separation will be reflected in our consolidated financial statements as a discontinued operation.
On July 26, 2021, we announced that the Company intended to effect a reverse stock split of its common stock at a ratio of one post-split share for every two pre-split shares. The reverse stock split became effective on Friday, July 30, 2021 at 5:00pm ET. SolarWinds common stock continued to trade on the NYSE under the symbol SWI and began trading on a split-adjusted basis on Monday, August 2, 2021. As a result of the reverse stock split, all share and per share figures contained in the financial statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.
On July 27, 2021, we entered into Amendment No. 5 to our First Lien Credit Agreement to extend the maturity date of our Revolving Credit Facility to August 5, 2023. The borrowing capacity under the amended Revolving Credit Facility was unchanged.
On July 30, 2021, the Board declared a special one-time cash dividend, to be paid following the effectiveness of, and after giving effect to, the reverse stock split, equal to $1.50 per share of common stock issued and outstanding as of August 9, 2021, to be paid on August 24, 2021 (the “Special Dividend”). The Special Dividend will be funded primarily from the net proceeds distributed to the Company by N-able in connection with the Separation.

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
Overview
SolarWinds is a leading provider of simple, powerful, and secure information technology, or IT, management software. Our solutions give organizations worldwide, regardless of type, size or complexity, the power to accelerate business transformation in today's hybrid IT environments. We combine powerful, scalable, affordable, easy to use products with an "inside-first" sales model to grow our business while also generating significant cash flow.
We offer a broad portfolio of solutions designed to help technology professionals to monitor, manage and optimize networks, systems, desktops, applications, storage, databases, website infrastructures and IT service desks. We intend to continue to innovate and invest in areas of product development that bring new products to market and enhance the functionality, ease of use and integration of our current products. We believe this will strengthen the overall value proposition of our products in any IT environment.
On February 5, 2016, we were acquired by affiliates of Silver Lake Group, L.L.C and Thoma Bravo, LLC in a take private transaction, or the Take Private. We applied purchase accounting on the date of the Take Private. In October 2018, we completed our initial public offering, or IPO, and once again become a publicly traded company. On July 19, 2021, we completed the previously announced separation and distribution of our managed service provider (“MSP” or “N-able”) business into a newly created and separately traded public company, N-able, Inc.
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the “Cyber Incident.” We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident. As we disclosed in our investigatory update, we have substantially completed this process and believe the threat actor is no longer active in our environments. In addition, as part of our “Secure by Design” initiative, we continue to work with industry experts to implement enhanced security practices designed to further strengthen and protect our products and environment against these and other types of attacks in the future.
Expenses
For the three months ended June 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $13.6 million, partially offset by insurance receipts and expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our insurance coverage of $2.9 million, for pretax net expenses of $10.7 million. For the three months ended June 30, 2021, we have included $0.7 million of these gross expenses in cost of recurring revenue, $0.8 million in sales and marketing expense and $12.2 million in general and administrative expense in the condensed consolidated statements of operations.
For the six months ended June 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $34.0 million, partially offset by insurance receipts and expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our insurance coverage of $13.1 million, for pretax net expenses of $20.9 million. For the six months ended June 30, 2021, we have included $1.5 million of these gross expenses in cost of recurring revenue, $1.5 million in sales and marketing expense and $31.0 million in general and administrative expense in the condensed consolidated statements of operations.
General and administrative expense is presented net of insurance proceeds in the condensed consolidated statements of operations. Expenses include one-time costs to investigate and remediate the Cyber Incident, and legal and other professional services related thereto, and consulting services being provided to customers at no charge, all of which were expensed as incurred. Our "Secure By Design" initiatives which include costs to enhance our security measures across our systems and our software development and build environments, will increase our expenses. We currently estimate that the costs associated with our "Secure By Design" initiatives will be approximately $20 million on an annual basis. These costs will primarily be included in research and development expense, as well as general and administrative expense.

Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to numerous lawsuits and investigations or inquiries as described in Part I, Item 1A. Risk Factors – Risks Related to Cybersecurity and the Cyber Incident in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. While we will incur costs and other expenses associated with these proceedings and investigations, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
Future Costs
We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods. We expect to recognize these expenses as services are received. Costs related to the Cyber Incident that will be incurred in future periods will include increased expenses associated with ongoing claims, investigations and inquiries, and any new claims, investigations and inquiries, as well as increased customer support activities and other related matters. We expect to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements. We are also providing, at our cost, free third-party support services to customers related to the Cyber Incident. In addition, in connection with the Separation, we entered into a separation and distribution agreement and related agreements with N-able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. Although the ultimate magnitude and timing of expenses or other impacts to our business or reputation related to the Cyber Incident are uncertain, they could be significant. We also expect to incur increased expenses and capital investments related to our “Secure By Design” initiatives.
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident. As of June 30, 2021, we recorded a loss recovery asset of $2.1 million for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our condensed consolidated balance sheet and received payments of $11.0 million for costs incurred.
Impacts of COVID-19
The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic on our business is uncertain. We initially responded to the COVID-19 pandemic by executing our business continuity plan and transitioning nearly all of our workforce to a remote working environment to prioritize the safety of our personnel. Substantially all of our workforce is currently working remotely. Due to the nature of our business, at this time, we have seen an impact on our financial results, including a decline in license revenue, but do not expect to experience a significant long-term impact on our financial results due to the COVID-19 pandemic. However, we are unable to predict with a level of precision the longer term impact it may have on our business, results of operations and financial condition due to numerous uncertainties, including the duration of the pandemic, actions that may be taken by governmental authorities in response to the pandemic, its impact to the business of our customers and their end-customers and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations and financial condition.
Spin-Off of N-able Business
On July 19, 2021, we completed the previously announced separation of our MSP business into a newly created and separately traded public company, N-able, Inc. We refer to this transaction as the “Separation.” The Separation was completed by means of a distribution in which each holder of our common stock, par value $0.001 per share, received one share of N‑able’s common stock, par value $0.001, for every two shares of our common stock held of record as of the close of business on July 12, 2021. The standalone N-able entity will provide broad cloud-based software solutions for managed service providers, or MSPs, enabling them to support digital transformation and growth within small and medium-sized enterprises, or SMEs. SolarWinds retained its Core IT Management business focused primarily on selling software and cloud-based services to corporate IT organizations. We believe that the Separation will allow each company to more effectively pursue its distinct operating priorities, strategies and capital allocation policies, while also allowing stockholders to separately evaluate and value the companies on their distinct markets, strategies and performance. The Separation was structured as a tax-free, pro-rata distribution to all SolarWinds stockholders as of July 12, 2021. Upon completion of the Separation, SolarWinds stockholders owned shares of both companies. We have incurred significant costs in connection with the Separation which we refer to as “spin-off costs.” Spin-off costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contractor costs and other incremental separation costs related to the spin-off of the N‑able business. The Separation has resulted in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. Spin-off costs incurred were $13.2 million and $23.1 million during the three and six months ended June 30, 2021, respectively. We expect spin-off costs to subside in the second half of 2021.
Second Quarter Financial Highlights
Our approach, which we call the “SolarWinds Model,” is based on our commitment to building a business that is focused on growth and profitability. Below are our key financial highlights for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Revenue
Our total revenue was $262.0 million and $246.0 million for the three months ended June 30, 2021 and 2020, respectively. Our non-GAAP total revenue, which excludes the impact of purchase accounting, was $262.0 million and $246.6 million for the three months ended June 30, 2021 and 2020, respectively. Recurring revenue, which consists of subscription and maintenance revenue, represented approximately 90% of our total revenue for the three months ended June 30, 2021 compared to 86% for the three months ended June 30, 2020. We have increased our recurring revenue as a result of the growth in our subscription sales and the continued growth of our maintenance revenue.
Our Core IT Management products are targeted for IT service and operations professionals, DevOps and SecOps professionals, and Database Administrators (DBAs) and provide hybrid IT performance management with a deep visibility into applications, databases, IT infrastructures, and the full IT stack, while remaining infrastructure-location agnostic. Core IT Management product revenue was $176.8 million and $172.7 million for the three months ended June 30, 2021 and 2020, respectively.
N‑able product revenue was $85.2 million and $73.4 million for the three months ended June 30, 2021 and 2020, respectively. We did not retain any N-able products following the Separation.
We use Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, to evaluate the results of our recurring revenue model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. As of June 30, 2021, Subscription ARR was $463.3 million, up from $393.6 million as of June 30, 2020. Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of June 30, 2021, Total ARR was $992.5 million, up from $872.5 million as of June 30, 2020, reflecting an increase of 13.8%. As of June 30, 2021, Core IT Management Total ARR was $639.7 million, up from $570.6 million as of June 30, 2020, reflecting an increase of 12.1%.
As of June 30, 2021, we had over 320,000 customers. We have a broad and diverse customer base that is not concentrated in any segment or vertical industry. We define customers as individuals or entities that have purchased one or more of our products under a unique customer identification number since our inception for our perpetual license products and individuals or entities that have an active subscription for at least one of our subscription products. Each unique customer identification number constitutes a separate customer regardless of the amount purchased. We may have multiple purchasers of our products within a single organization, each of which may be assigned a unique customer identification number and deemed a separate customer.
The SolarWinds Model allows us to both sell to a broad group of potential customers and close large transactions with significant customers. While some customers may spend as little as $100 with us over a twelve-month period, we had 1,107 customers who spent more than $100,000 with us for the trailing twelve-month period ended June 30, 2021 as compared to 958 for the twelve-month period ended June 30, 2020.
We expect that the continued growth in the use of public and private clouds and cross-selling of subscription products into our existing customer base could result in an increase in our subscription revenue. Our subscription revenue as a percentage of total revenue will decrease as a result of the Separation of the N-able business. We expect that our continued efforts to increase subscription revenue, coupled with our maintenance revenue, will result in recurring revenue continuing to increase as a percentage of total revenue.
Our license revenue has declined as a percentage of total revenue primarily due to the higher growth of our recurring revenue and the impact of the Cyber Incident on our second quarter results and represented approximately 10.2% of our total revenue in the three months ended June 30, 2021. We expect license revenue to increase as a percentage of revenue as a result of the Separation of the N-able business. However, over time license revenue as a percentage of total revenue may decline or fluctuate as we grow our recurring revenue.
Profitability
Our net loss for the three months ended June 30, 2021 was $11.6 million compared to net income of $12.8 million for the three months ended June 30, 2020. Our Adjusted EBITDA was $111.1 million and $119.1 million for the three months ended June 30, 2021 and 2020, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended June 30, 2021 and 2020, cash flows from operations were $56.1 million and $105.7 million, respectively. During those periods, our cash flows from operations were reduced by cash payments for interest on our long-term debt of $14.0 million and $16.2 million, respectively and cash payments for income taxes of $21.3 million and $10.7 million, respectively. The Cyber Incident and the spin-off of our N-able business have negatively impacted our cash flows in 2021.
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
•Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings, and to a lesser extent, our time-based license arrangements. Subscription revenue includes sales of our N‑able products as well as our cloud infrastructure, database, application performance management and IT service management, or ITSM products. We generally recognize revenue ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. In April 2020, we launched subscription pricing options for certain of our network, systems and database management products that have historically been sold as perpetual licenses. The on-premise subscription option gives customers additional flexibility when purchasing our products. The on-premise subscription offerings are time-based revenue arrangements recognized at a point in time upon delivery of the software and support is recognized ratably over the contract period.
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
We plan to continue to sell perpetual licenses for our network, systems and database management products and not require customers to transition to a subscription pricing model discussed above. The subscription pricing option may impact the mix of license and recurring revenue, but this impact is difficult to predict at this time due to uncertainty regarding the level of customer adoption of the new subscription pricing options. We expect a gradual shift in the mix between license and recurring revenue in each quarter as new customers purchase these on-premise subscription offerings.
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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of June 30, 2021 was 3,443, as compared to 3,274 as of June 30, 2020.
We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any future acquisitions and any further decisions to increase our investment in our business. In addition, the separation of the N-able business will result in dis-synergies associated with increased overhead costs and duplicate hiring for the remainder of 2021. We intend to continue to grant equity awards to employees and directors, which will result in additional stock-based compensation expense in future periods.
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
•General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring costs, acquisition costs, certain Cyber Incident and spin-off costs, professional fees and other general corporate expenses. As a result of the Cyber Incident, we expect an increase in general and administrative expenses in the near term.
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
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$112,429	42.9%	$95,840	39.0%	$16,589
Maintenance	122,867	46.9	116,498	47.4	6,369
Total recurring revenue	235,296	89.8	212,338	86.3	22,958
License	26,678	10.2	33,677	13.7	(6,999)
Total revenue	$261,974	100.0%	$246,015	100.0%	$15,959
Total revenue increased $16.0 million, or 6.5%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Revenue from North America was approximately 63% and 66% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines. Core IT Management product revenue was $176.8 million for the three months ended June 30, 2021 compared to $172.7 million for the three months ended June 30, 2020, representing an increase of 2.4%. N‑able product revenue was $85.2 million for the three months ended June 30, 2021 compared to $73.4 million for the three months ended June 30, 2020, representing an increase of 16.1%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $16.6 million, or 17.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to sales of additional N‑able products and the effect of the strengthening of most foreign currencies relative to the U.S. dollar. N‑able subscription revenue was $82.8 million for the three months ended June 30, 2021 compared to $70.8 million for the three months ended June 30, 2020, representing an increase of 16.9%. Core IT Management subscription revenue was $29.6 million for the three months ended June 30, 2021 compared to $25.0 million for the three months ended June 30, 2020, representing an increase of 18.4%.
Our net retention rate for our subscription products was approximately 104% and 105% for the trailing twelve-month periods ended June 30, 2021 and 2020, respectively, and was driven primarily by customer retention and expansion in our N‑able products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $6.4 million, or 5.5%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to strong maintenance renewal rates.
Our maintenance renewal rate for our perpetual license products was approximately 90% and 92%, respectively, for the trailing twelve-month periods ended June 30, 2021 and 2020. The decrease in the maintenance renewal rate for the trailing twelve-month period ended June 30, 2021 was primarily due to a decline in renewals due to the Cyber Incident. We expect our maintenance renewal rates may decline or fluctuate in future periods as a result of the Cyber Incident and as customers transition to our subscription offerings. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum of previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue decreased $7.0 million, or 20.8%, primarily due to decreased sales of our licensed products as a result of the Cyber Incident, the continuing impact of the difficult economic environment caused by COVID-19 and an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses. We expect our license sales may decline or fluctuate in future periods as a result of the Cyber Incident and as customers transition to our subscription offerings.
Cost of Revenue

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$27,516	10.5%	$21,822	8.9%	$5,694
Amortization of acquired technologies	41,135	15.7	44,834	18.2	(3,699)
Total cost of revenue	$68,651	26.2%	$66,656	27.1%	$1,995
Total cost of revenue increased in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $2.6 million, personnel costs to support new customers and additional product offerings of $1.6 million, which includes a $0.2 million increase in stock-based compensation expense, depreciation and other amortization of $0.8 million and costs related to the Cyber Incident of $0.7 million. These increases were partially offset by a decrease in amortization of acquired subscription technologies.
Operating Expenses

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$82,371	31.4%	$70,712	28.7%	$11,659
Research and development	39,106	14.9	30,745	12.5	8,361
General and administrative	50,397	19.2	24,467	9.9	25,930
Amortization of acquired intangibles	18,158	6.9	18,294	7.4	(136)
Total operating expenses	$190,032	72.5%	$144,218	58.6%	$45,814
Sales and Marketing. Sales and marketing expenses increased $11.7 million, or 16.5%, primarily due to increases in personnel costs of $7.1 million, which includes an increase of $1.5 million in stock-based compensation expense, and marketing program costs and public relation costs resulting from the Cyber Incident increased $3.6 million. We increased our sales and marketing employee headcount to support the growth in the business and through the acquisitions.
Research and Development. Research and development expenses increased $8.4 million, or 27.2%, primarily due to an increase in personnel costs of $5.3 million, a $1.0 million increase in contract services and $0.7 million of costs related to the spin-off of our N-able business. We increased our worldwide research and development employee headcount to expedite delivery of product enhancements and new product offerings to our customers as well as through acquisitions.
General and Administrative. General and administrative expenses increased $25.9 million, or 106.0%, primarily due to $12.4 million of costs related to the spin-off of our N‑able business, $9.3 million of costs related to the Cyber Incident, net of insurance proceeds, and a $3.2 million increase in personnel costs, which includes a $2.3 million increase in stock-based compensation expense. As a result of the Cyber Incident, we expect an increase in general and administrative expenses for the remainder of 2021.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.1 million, or 0.7% primarily due to the impact of changes in foreign currency exchange rates.

Interest Expense, Net

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(16,191)	(6.2)%	$(18,313)	(7.4)%	$2,122
Interest expense, net decreased by $2.1 million, or 11.6%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in interest expense is primarily due to decreases in interest rates on our debt and the reduction in our outstanding debt balance related to quarterly principal repayments. The weighted-average effective interest rate on our debt for the three months ended June 30, 2021 was 2.85% compared to 3.26% for the three months ended June 30, 2020. See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(321)	(0.1)%	$363	0.1%	$(684)
Other income (expense), net decreased by $0.7 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$(13,221)	(5.0)%	$17,191	7.0%	$(30,412)
Income tax expense (benefit)	(1,597)	(0.6)	4,346	1.8	(5,943)
Effective tax rate	12.1%		25.3%		(13.2)%
Our income tax benefit for the three months ended June 30, 2021 was $1.6 million as compared to income tax expense of $4.3 million for the three months ended June 30, 2020. The effective tax rate decreased to 12.1% for the period primarily due to a decrease in income before income taxes and an increase in state taxes. For additional discussion about our income taxes, see Note 7. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$221,417	42.7%	$189,475	38.4%	$31,942
Maintenance	245,907	47.4	232,847	47.2	13,060
Total recurring revenue	467,324	90.1	422,322	85.7	45,002
License	51,552	9.9	70,643	14.3	(19,091)
Total revenue	$518,876	100.0%	$492,965	100.0%	$25,911
Total revenue increased $25.9 million, or 5.3%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Revenue from North America was approximately 63% and 66% of total revenue for the six months ended June 30, 2021 and 2020, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines. Core IT Management product revenue was $350.6 million for the six months ended June 30, 2021 compared to $346.4 million for the six months ended June 30, 2020, representing an increase of 1.2%. N-able product revenue was $168.2 million for the six months ended June 30, 2021 compared to $146.6 million for the six months ended June 30, 2020, representing an increase of 14.8%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $31.9 million, or 16.9%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to sales of additional N-able products and the effect of the strengthening of most foreign currencies relative to the U.S. dollar. N‑able subscription revenue was $163.5 million for the six months ended June 30, 2021 compared to $141.0 million for the six months ended June 30, 2020, representing an increase of 15.9%. Core IT Management subscription revenue was $58.0 million for the six months ended June 30, 2021 compared to $48.5 million for the six months ended June 30, 2020, representing an increase of 19.5%.
Our net retention rate for our subscription products was approximately 104% and 105% for the trailing twelve-month periods ended June 30, 2021 and 2020, respectively, and was driven primarily by strong customer retention and expansion in our N-able products. We define our net retention rate for subscription products as the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $13.1 million, or 5.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to strong maintenance renewal rates.
Our maintenance renewal rate for our perpetual license products was approximately 90% and 92%, respectively for the trailing twelve-month periods ended June 30, 2021 and 2020. The decrease in the maintenance renewal rate for the trailing twelve-month period ended June 30, 2021 was primarily due to a decline in renewals due to the Cyber Incident. We expect our maintenance renewal rates may decline or fluctuate in future periods as a result of the Cyber Incident and as customers transition to our subscription offerings. We define our maintenance renewal rate as the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum of previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue decreased $19.1 million, or 27.0%, primarily due to decreased sales of our licensed products as a result of the Cyber Incident, the continuing impact of the difficult economic environment caused by COVID-19 and an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses. We expect our license sales may decline or fluctuate in future periods as a result of the Cyber Incident and as customers transition to our subscription offerings.

Cost of Revenue

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$54,474	10.5%	$44,323	9.0%	$10,151
Amortization of acquired technologies	84,256	16.2	89,326	18.1	(5,070)
Total cost of revenue	$138,730	26.7%	$133,649	27.1%	$5,081
Total cost of revenue increased in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $4.2 million, personnel costs to support new customers and additional product offerings of $2.7 million, which includes a $0.3 million increase in stock-based compensation expense, depreciation and other amortization of $1.7 million and costs related to the Cyber Incident of $1.5 million. These increases were partially offset by a decrease in amortization of acquired subscription technologies.
Operating Expenses

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$165,668	31.9%	$143,090	29.0%	$22,578
Research and development	76,867	14.8	62,590	12.7	14,277
General and administrative	98,107	18.9	54,222	11.0	43,885
Amortization of acquired intangibles	38,215	7.4	36,590	7.4	1,625
Total operating expenses	$378,857	73.0%	$296,492	60.1%	$82,365
Sales and Marketing. Sales and marketing expenses increased $22.6 million, or 15.8%, primarily due to increases in personnel costs of $16.1 million, which includes an increase of $5.0 million in stock-based compensation expense, and marketing program costs and public relation costs resulting from the Cyber Incident increased $5.6 million. We increased our sales and marketing employee headcount to support the growth in the business and through the acquisitions.
Research and Development. Research and development expenses increased $14.3 million, or 22.8%, primarily due to an increase in personnel costs of $11.3 million, which includes an increase of $0.7 million in stock-based compensation expense, a $1.3 million increase in contract services and $0.9 million of costs related to the spin-off of our N-able business. We increased our worldwide research and development employee headcount to expedite delivery of product enhancements and new product offerings to our customers as well as through acquisitions.
General and Administrative. General and administrative expenses increased $43.9 million, or 80.9%, primarily due to a $21.6 million increase in costs related to the spin-off of our N-able business, $17.9 million of costs related to the Cyber Incident, net of insurance proceeds, and a $6.8 million increase in personnel costs, which includes an increase of $4.1 million in stock-based compensation expense. These increases were partially offset by a decrease in our provision for losses on accounts receivables of $2.1 million. As a result of the Cyber Incident, we expect an increase in general and administrative expenses for the remainder of 2021.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $1.6 million, or 4.4%, primarily due to amortization related to intangibles acquired in the fourth quarter of 2020.

Interest Expense, Net

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(32,365)	(6.2)%	$(42,408)	(8.6)%	$10,043
Interest expense, net decreased by $10.0 million, or 23.7%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in interest expense is primarily due to decreases in interest rates on our debt and the reduction in our outstanding debt balance related to quarterly principal repayments. The weighted-average effective interest rate on our debt for the six months ended June 30, 2021 was 2.87% compared to 3.84% for the six months ended June 30, 2020. See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(194)	—%	$(395)	(0.1)%	$201
Other income (expense), net decreased by $0.2 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense (Benefit)

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$(31,270)	(6.0)%	$20,021	4.1%	$(51,291)
Income tax expense (benefit)	(12,486)	(2.4)	6,761	1.4	(19,247)
Effective tax rate	39.9%		33.8%		6.1%
Our income tax benefit for the six months ended June 30, 2021 was $12.5 million as compared to income tax expense of $6.8 million for the six months ended June 30, 2020. The effective tax rate increased to 39.9% for the period primarily due to the reversal of uncertain tax positions in the amount of $6.1 million and related accrued interest in the amount of $2.7 million due to an IRS settlement agreement entered into during the first quarter of 2021. For additional discussion about our income taxes, see Note 7. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments, costs related to the spin-off of our N‑able business, the Cyber Incident and restructuring costs, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Revenue:
GAAP subscription revenue	$112,429	$95,840	$221,417	$189,475
Impact of purchase accounting	55	560	134	2,073
Non-GAAP subscription revenue	112,484	96,400	221,551	191,548
GAAP maintenance revenue	122,867	116,498	245,907	232,847
Impact of purchase accounting	—	—	—	—
Non-GAAP maintenance revenue	122,867	116,498	245,907	232,847
GAAP total recurring revenue	235,296	212,338	467,324	422,322
Impact of purchase accounting	55	560	134	2,073
Non-GAAP total recurring revenue	235,351	212,898	467,458	424,395
GAAP license revenue	26,678	33,677	51,552	70,643
Impact of purchase accounting	—	—	—	—
Non-GAAP license revenue	26,678	33,677	51,552	70,643
Total GAAP revenue	$261,974	$246,015	$518,876	$492,965
Impact of purchase accounting	$55	$560	$134	$2,073
Total non-GAAP revenue	$262,029	$246,575	$519,010	$495,038

Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP margin using non-GAAP revenue as discussed above and excluding such items as the write-down of deferred revenue related to purchase accounting, amortization of acquired intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition and other costs, spin-off costs, restructuring costs and Cyber Incident costs. Management believes these measures are useful for the following reasons:
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
•Spin-off Costs. We exclude certain expense items resulting from the Separation. These costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contractor costs and other incremental separation costs related to the spin-off of the N‑able business. The Separation has resulted in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except margin data)
GAAP operating income	$3,291	$35,141	$1,289	$62,824
Impact of purchase accounting	55	560	134	2,073
Stock-based compensation expense and related employer-paid payroll taxes	16,667	13,152	34,779	24,635
Amortization of acquired technologies	41,135	44,834	84,256	89,326
Amortization of acquired intangibles	18,158	18,294	38,215	36,590
Acquisition and other costs	245	878	1,171	2,821
Spin-off costs	13,197	—	23,092	—
Restructuring costs	1,173	(9)	1,582	213
Cyber Incident costs, net	10,732	—	20,895	—
Non-GAAP operating income	$104,653	$112,850	$205,413	$218,482
GAAP operating margin	1.3%	14.3%	0.2%	12.7%
Non-GAAP operating margin	39.9%	45.8%	39.6%	44.1%
Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding the impact of purchase accounting on total revenue, amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring costs, acquisition and other costs, spin-off costs, Cyber Incident costs, interest expense, net, debt related costs including fees related to our credit agreements, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by non-GAAP revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA excludes the impact of the write-down of deferred revenue due to purchase accounting in connection with our acquisitions, and therefore includes revenue that will never be recognized under GAAP; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except margin data)
Net income (loss)	$(11,624)	$12,845	$(18,784)	$13,260
Amortization and depreciation	65,612	68,247	135,297	136,015
Income tax expense (benefit)	(1,597)	4,346	(12,486)	6,761
Interest expense, net	16,191	18,313	32,365	42,408
Impact of purchase accounting on total revenue	55	560	134	2,073
Unrealized foreign currency (gains) losses	367	656	(674)	1,639
Acquisition and other costs	245	878	1,171	2,821
Spin-off costs	13,197	—	23,092	—
Debt related costs	93	91	192	184
Stock-based compensation expense and related employer-paid payroll taxes	16,667	13,152	34,779	24,635
Restructuring costs	1,173	(9)	1,582	213
Cyber Incident costs, net	10,732	—	20,895	—
Adjusted EBITDA	$111,111	$119,079	$217,563	$230,009
Adjusted EBITDA margin	42.4%	48.3%	41.9%	46.5%
Liquidity and Capital Resources
Cash and cash equivalents were $410.6 million as of June 30, 2021. Our international subsidiaries held approximately $79.8 million of cash and cash equivalents, of which 30.6% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. We continue to evaluate the nature and extent of the impact of the Cyber Incident to our business and financial position. Currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of the proceedings and investigations resulting from the Cyber Incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In addition, there continues to be uncertainty in the rapidly changing market and economic conditions related to the ongoing COVID-19 pandemic. However, despite these uncertainties, we believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.
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
Indebtedness
As of June 30, 2021, our total indebtedness was $1.9 billion, with up to $117.5 million of available borrowings under our revolving credit facility. See Note 5. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
As of June 30, 2021, all commitments under the Revolving Credit Facility have a maturity date of February 5, 2022. On July 27, 2021, we entered into Amendment No. 5 to our First Lien Credit Agreement to extend the maturity date of our Revolving Credit Facility to August 5, 2023. The borrowing capacity under the amended Revolving Credit Facility was unchanged.
The First Lien Term Loan will mature on February 5, 2024.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the original principal amount.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$83,038	$184,090
Net cash used in investing activities	(21,500)	(16,305)
Net cash used in financing activities	(17,382)	(9,660)
Effect of exchange rate changes on cash and cash equivalents	(4,019)	(83)
Net increase in cash and cash equivalents	40,137	158,042
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, the decrease in cash provided by operating activities was primarily due to decreased cash inflows resulting from the changes in our operating assets and liabilities and a decrease in net income for the period. The net cash outflow resulting from the changes in our operating assets and liabilities was $55.2 million for the six months ended June 30, 2021 as compared to a net cash inflow $18.3 million for the six months ended June 30, 2020 and was primarily due to the timing of sales and cash payments and receipts. During the six months ended June 30, 2021, cash flow from operations was impacted by lower license sales and maintenance renewal bookings, as well as an increase in cash payments for expenses resulting from the spin-off of the N-able business and the Cyber Incident. In addition, cash flows from operations for the six months ended June 30, 2021 were reduced by an increase in cash paid for taxes.
Investing Activities
Investing cash flows consist primarily of cash used for purchases of capital expenditures and intangible assets and acquisitions. Our capital expenditures primarily relate to purchases of leasehold improvements, computers, servers and equipment to support our domestic and international office locations. Purchases of intangible assets consist primarily of capitalized research and development costs.
Net cash used in investing activities increased in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to an increase in cash used for purchases of property and equipment related to purchases of leasehold improvements, equipment and furniture.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash used in financing activities increased in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to an increase in repurchases of common stock and payments for debt issuance costs, partially offset by an increase in proceeds from issuance of common stock under our employee stock purchase plan. In the six months ended June 30, 2021 we withheld and retired shares of common stock to satisfy $9.9 million of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements. For each period, we made quarterly principal payments of $10.0 million due under our First Lien Credit Agreement. In the six months ended June 30, 2021, we paid $0.9 million in debt issuance costs related to the credit facility N-able entered into at the separation and distribution in July 2021.
Contractual Obligations and Commitments
As of June 30, 2021, there have been no material changes in our contractual obligations and commitments as of December 31, 2020 that were disclosed in our Annual Report on Form 10-K.
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
Off-Balance Sheet Arrangements
During the six months ended June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $410.6 million and $370.5 million at June 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2021.

We had total indebtedness with an outstanding principal balance of $1.9 billion at each of June 30, 2021 and December 31, 2020. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 0% floor. As of June 30, 2021 and December 31, 2020, the annual weighted-average rate on borrowings was 2.85% and 2.90%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.3 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2020 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.9 billion U.S. dollar term loans as of June 30, 2021, not subject to market pricing.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of June 30, 2021 and December 31, 2020, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three and six months ended June 30, 2021 and 2020.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
With the exception of the following updated risk factors, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and those disclosed in Part II, Item 1A, under the heading "Risk Factors" in our Quarterly Report on Form 10-Q for the year ended March 31, 2021.
Risks Related to the N-able Spin-Off
The spin-off of N-able may not achieve some or all of the anticipated benefits, which may disrupt or adversely affect our business, results of operations and financial condition.
We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the Separation, or such benefits may be delayed by a variety of circumstances, which may not be under our control. SolarWinds is smaller and less diversified after the Separation with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. We may not be successful in achieving our business and operational objectives. We also may experience increased difficulties in attracting, retaining and motivating employees or maintaining or initiating relationships with partners, customers and other parties with which we currently do business, or may do business in the future, which may adversely affect our business, results of operations and financial condition.
We could incur significant liability if the Separation is determined to be a taxable transaction.
We received opinions of tax counsel and tax advisors regarding qualification of the Separation, together with certain related transactions, as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and/or 355 of the Code. These opinions are based upon and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us and N-able, including those relating to the past and future conduct. If any of these representations, statements or undertakings are, or become, incomplete or inaccurate, or if we or N-able breaches any of the respective covenants in any of the Separation-related agreements, the opinion of tax counsel and tax advisors could be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding any opinion of tax counsel and tax advisors, the Internal Revenue Service (the “IRS”) could determine that the Separation (and certain related transactions) should be treated as a taxable transaction if it were to determine that any of the facts, assumptions, representations, statements or undertakings upon which any opinion of tax counsel and tax advisors was based were false or had been violated, or if it were to disagree with the conclusions in the opinions of our tax counsel and tax advisors. The opinions of tax counsel and tax advisors are not binding on the IRS or the courts, and we cannot assure that the IRS or a court would not assert a contrary position.
If the Separation (and certain related transactions) were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and/or 355 of the Code, in general, we would recognize taxable gain as if we had sold N-able common stock in a taxable sale for its fair market value, and our stockholders who received shares of N-able common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Potential indemnification liabilities pursuant to the Separation could materially affect our business and financial statements.
In connection with the Separation, we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. These agreements provide for specific indemnity and liability obligations of each party that can lead to disputes between us and N-able. If we are required to indemnify N-able under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which N-able has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against N-able will be sufficient to protect us against the full amount of the liabilities, or that N-able will be able to fully satisfy its indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between SolarWinds and N-able and require SolarWinds to assume responsibility for obligations allocated to N-able.
N-able may fail to perform under various transaction agreements that were executed as part of the Separation.
In addition to indemnification obligations, the separation and distribution agreement and related agreements with N-able include arrangements with respect to support services and a number of ongoing licensing relationships. We will rely on N-able to satisfy its performance and payment obligations under these agreements. If N-able is unable or unwilling to satisfy its obligations under these agreements we could incur operational difficulties and/or losses.
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

SOLARWINDS CORPORATION

Dated:	August 6, 2021	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)