Form 10-Q
period 2021-09-30
SolarWinds Corp
filed 2021-11-09
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On November 2, 2021, 159,090,194 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS CORPORATION

Safe Harbor Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “aim,” “anticipate,” “believe,” “continue,” “expect,” “feel,” “intend,” “estimate,” “seek,” “plan,” “may,” “can,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:
•expectations regarding our financial condition and results of operations, including revenue, non-GAAP revenue, revenue growth, non-GAAP revenue growth, revenue mix, cost of revenue, operating expenses, operating income, non-GAAP operating income, non-GAAP operating margin, adjusted EBITDA and adjusted EBITDA margin, cash flows and effective income tax rate;
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
•expectations regarding the impact and benefits of the spin-off of the N-able business into a newly created and separately traded public company;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•numerous risks related to the Cyber Incident, including with respect to (1) the discovery of new or different information regarding the Cyber Incident, including with respect to its scope, the threat actor’s access to SolarWinds’ environments and its related activities during such period, and the related impact on SolarWinds’ systems, products, current or former employees and customers, (2) the possibility that our mitigation and remediation efforts with respect to the Cyber Incident may not be successful, (3) the possibility that additional confidential, proprietary, or personal information, including information of SolarWinds’ current or former employees and customers, was accessed and exfiltrated as a result of the Cyber Incident, (4) numerous financial, legal, reputational and other risks to us related to the Cyber Incident, including risks that the incident or SolarWinds’ response thereto, including with respect to providing notices to any impacted individuals, may result in the loss, compromise or corruption of data and proprietary information, loss of business as a result of termination or non-renewal of agreements or reduced purchases or upgrades of our products, severe reputational damage adversely affecting customer, partner and vendor relationships and investor confidence, increased attrition of personnel and distraction of key and other personnel, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, significant costs for remediation and the incurrence of other liabilities, (5) risks that our insurance coverage, including coverage relating to certain security and privacy damages and claim expenses, may not be available or sufficient to compensate for all liabilities we incur related to these matters, (6) the possibility that our steps to secure our internal environment, improve our product development environment and ensure the security and integrity of the software that we deliver to our customers may not be successful or sufficient to protect against future threat actors or attacks or be perceived by existing and prospective customers as sufficient to address the harm caused by Cyber Incident and (7) the risk that the impact of the Cyber Incident may be proportionally greater in future periods as a result of the spin-off of the N-able business;
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
•risks related to the recently completed spin-off of the N-able business into a newly created and separately traded public company, including that we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation, or such benefits may be delayed by a variety of circumstances, which may not be under our control, we may experience increased difficulties in attracting, retaining and motivating employees or maintaining or initiating relationships with partners, customers and other parties with which we currently do business, or may do business in the future, we could incur significant liability if the separation is determined to be a taxable transaction, potential indemnification liabilities incurred in connection with the separation could materially affect our business and financial results and N-able may fail to perform under various transaction agreements that were executed as part of the separation;
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
•the evolving breadth of our sales motion and challenges, investments and additional costs associated with increased selling efforts toward enterprise customers;
•the inability to generate significant volumes of high quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates;
•our ability to develop new products and product upgrades, and the timing and success of any such new product introductions and product upgrades;
•our ability to compete effectively in the markets we serve;
•our ability to attract, retain and motivate employees;
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
•potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
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
Investors and others should note that we announce material information to our investors using our investor relations website (https://investors.solarwinds.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our business and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website.

In this report “SolarWinds,” “Company,” “we,” “us” and “our” refer to SolarWinds Corporation and its consolidated subsidiaries. On July 19, 2021, we completed the previously announced separation and distribution of our managed service provider (“MSP” or “N-able”) business into a newly created and separately traded public company, N-able, Inc. Unless otherwise indicated, all references to the Company exclude the N-able business for all periods presented.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$708,890	$270,708
Accounts receivable, net of allowances of $847 and $1,985 as of September 30, 2021 and December 31, 2020, respectively	81,033	85,514
Income tax receivable	3,219	1,011
Prepaid and other current assets	27,338	20,080
Current assets of discontinued operations	—	135,420
Total current assets	820,480	512,733
Property and equipment, net	35,211	39,059
Operating lease assets	83,202	97,264
Deferred taxes	139,093	147,265
Goodwill	3,326,805	3,375,319
Intangible assets, net	397,582	565,611
Other assets, net	32,438	30,011
Non-current assets of discontinued operations	—	943,221
Total assets	$4,834,811	$5,710,483
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,611	$12,390
Accrued liabilities and other	35,242	53,140
Current operating lease liabilities	15,028	14,951
Accrued interest payable	152	157
Income taxes payable	5,765	11,911
Current portion of deferred revenue	316,870	336,573
Current debt obligation	19,900	19,900
Current liabilities of discontinued operations	—	42,182
Total current liabilities	406,568	491,204
Long-term liabilities:
Deferred revenue, net of current portion	33,942	36,511
Non-current deferred taxes	20,168	54,691
Non-current operating lease liabilities	85,464	100,430
Other long-term liabilities	92,698	114,615
Long-term debt, net of current portion	1,873,472	1,882,672
Non-current liabilities of discontinued operations	—	19,673
Total liabilities	2,512,312	2,699,796
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 158,402,918 and 156,519,611 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	158	157
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,555,790	3,112,262
Accumulated other comprehensive income	23,258	127,212
Accumulated deficit	(256,707)	(228,944)
Total stockholders’ equity	2,322,499	3,010,687
Total liabilities and stockholders’ equity	$4,834,811	$5,710,483
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	$32,293	$26,871	$90,218	$75,371
Maintenance	119,742	118,663	360,909	346,396
Total recurring revenue	152,035	145,534	451,127	421,767
License	29,236	39,284	80,788	109,454
Total revenue	181,271	184,818	531,915	531,221
Cost of revenue:
Cost of recurring revenue	17,949	13,645	49,331	39,441
Amortization of acquired technologies	39,882	39,282	120,397	116,733
Total cost of revenue	57,831	52,927	169,728	156,174
Gross profit	123,440	131,891	362,187	375,047
Operating expenses:
Sales and marketing	58,642	52,940	174,384	159,100
Research and development	26,285	21,485	78,474	63,738
General and administrative	28,551	23,875	90,135	64,430
Amortization of acquired intangibles	13,784	12,596	41,704	37,453
Total operating expenses	127,262	110,896	384,697	324,721
Operating income (loss)	(3,822)	20,995	(22,510)	50,326
Other expense:
Interest expense, net	(15,897)	(16,792)	(48,262)	(59,202)
Other income (expense), net	1,478	(255)	1,865	(485)
Total other expense	(14,419)	(17,047)	(46,397)	(59,687)
Income (loss) before income taxes	(18,241)	3,948	(68,907)	(9,361)
Income tax expense (benefit)	(19,321)	1,505	(26,322)	1,405
Net income (loss) from continuing operations	$1,080	$2,443	$(42,585)	$(10,766)
Net income (loss) from discontinued operations, net of tax	(10,059)	10,059	14,822	36,528
Net income (loss)	$(8,979)	$12,502	$(27,763)	$25,762
Net income (loss) from continuing operations available to common stockholders	$920	$2,430	$(42,745)	$(10,697)
Net income (loss) from discontinued operations available to common stockholders	$(10,059)	$10,003	$14,822	$36,294
Net income (loss) available to common stockholders per share:
Basic earnings (loss) from continuing operations per share	$0.01	$0.02	$(0.27)	$(0.07)
Basic earnings (loss) from discontinued operations per share	$(0.06)	$0.06	$0.09	$0.23
Net basic earnings (loss) per share	$(0.06)	$0.08	$(0.18)	$0.17
Diluted earnings (loss) from continuing operations per share	$0.01	$0.02	$(0.27)	$(0.07)
Diluted earnings (loss) from discontinued operations per share	$(0.06)	$0.06	$0.09	$0.23
Net diluted earnings (loss) per share	$(0.06)	$0.08	$(0.18)	$0.17
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share	158,202	155,447	157,730	155,014
Shares used in computation of diluted earnings (loss) per share	160,328	158,361	157,730	155,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(8,979)	$12,502	$(27,763)	$25,762
Other comprehensive income (loss):
Foreign currency translation adjustment	(55,849)	59,039	(103,954)	56,388
Other comprehensive income (loss)	(55,849)	59,039	(103,954)	56,388
Comprehensive income (loss)	$(64,828)	$71,541	$(131,717)	$82,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	158,015	$158	$3,140,176	$79,107	$(247,728)	$2,971,713
Foreign currency translation adjustment	—	—	—	(55,849)	—	(55,849)
Net loss	—	—	—	—	(8,979)	(8,979)
Comprehensive loss						(64,828)
Exercise of stock options	69	—	126	—	—	126
Restricted stock units issued, net of shares withheld for taxes	138	—	(658)	—	—	(658)
Issuance of stock	8	—	8	—	—	8
Issuance of stock under employee stock purchase plan	173	—	2,529	—	—	2,529
Distribution of N-able business	—	—	(365,443)	—	—	(365,443)
Special dividends paid ($1.50 per share)	—	—	(237,214)	—	—	(237,214)
Stock-based compensation	—	—	16,266	—	—	16,266
Balance at September 30, 2021	158,403	$158	$2,555,790	$23,258	$(256,707)	$2,322,499

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	156,520	$157	$3,112,262	$127,212	$(228,944)	$3,010,687
Foreign currency translation adjustment	—	—	—	(103,954)		(103,954)
Net loss	—	—	—		(27,763)	(27,763)
Comprehensive loss						(131,717)
Exercise of stock options	161	—	527	—	—	527
Restricted stock units issued, net of shares withheld for taxes	986	1	(10,527)	—	—	(10,526)
Issuance of stock	455	—	500	—	—	500
Issuance of stock under employee stock purchase plan	281	—	5,658	—	—	5,658
Distribution of N-able business	—	—	(365,443)	—	—	(365,443)
Special dividends paid ($1.50 per share)	—	—	(237,214)	—	—	(237,214)
Stock-based compensation	—	—	50,027	—	—	50,027
Balance at September 30, 2021	158,403	$158	$2,555,790	$23,258	$(256,707)	$2,322,499

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	155,286	$156	$3,067,613	$(7,898)	$(374,159)	$2,685,712
Foreign currency translation adjustment	—	—	—	59,039	—	59,039
Net income	—	—	—	—	12,502	12,502
Comprehensive income						71,541
Exercise of stock options	162	—	556	—	—	556
Restricted stock units issued, net of shares withheld for taxes	68	—	(418)	—	—	(418)
Issuance of stock	20	—	23	—	—	23
Issuance of stock under employee stock purchase plan	97	—	3,049	—	—	3,049
Stock-based compensation	—	—	21,965	—	—	21,965
Balance at September 30, 2020	155,633	$156	$3,092,788	$51,141	$(361,657)	$2,782,428

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	154,145	$154	$3,042,034	$(5,247)	$(387,419)	$2,649,522
Foreign currency translation adjustment	—	—	—	56,388	—	56,388
Net income	—	—	—	—	25,762	25,762
Comprehensive income						82,150
Exercise of stock options	303	—	865	—	—	865
Restricted stock units issued, net of shares withheld for taxes	397	1	(2,770)	—	—	(2,769)
Issuance of stock	611	1	682	—	—	683
Issuance of stock under employee stock purchase plan	177	—	5,406	—	—	5,406
Stock-based compensation	—	—	46,571	—	—	46,571
Balance at September 30, 2020	155,633	$156	$3,092,788	$51,141	$(361,657)	$2,782,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss from continuing operations	$(42,585)	$(10,766)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	173,362	163,765
Provision for losses on accounts receivable	230	1,244
Stock-based compensation expense	43,472	38,547
Amortization of debt issuance costs	6,794	6,871
Deferred taxes	(26,277)	(17,627)
(Gain) loss on foreign currency exchange rates	(1,504)	650
Other non-cash expenses (benefits)	758	(812)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	3,428	8,277
Income taxes receivable	(2,348)	(1,830)
Prepaid and other assets	(9,556)	1,888
Accounts payable	1,335	(1,551)
Accrued liabilities and other	(16,906)	6,410
Accrued interest payable	(5)	(91)
Income taxes payable	(32,478)	(2,159)
Deferred revenue	(15,499)	9,752
Other long-term liabilities	(276)	374
Net cash provided by operating activities from continuing operations	81,945	202,942
Cash flows from investing activities
Purchases of property and equipment	(6,968)	(14,001)
Purchases of intangible assets	(3,066)	(4,115)
Acquisitions, net of cash acquired	447	—
Net cash used in investing activities from continuing operations	(9,587)	(18,116)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	5,658	5,406
Repurchase of common stock and incentive restricted stock	(10,717)	(2,794)
Exercise of stock options	527	865
Distribution from spin-off of discontinued operations, net	505,580	—
Dividends paid	(237,214)	—
Repayments of borrowings from credit agreement	(15,975)	(14,925)
Payment of debt issuance costs	(234)	—
Net cash provided by (used in) financing activities from continuing operations	247,625	(11,448)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(3,803)	6,278
Cash flows of discontinued operations
Operating activities of discontinued operations	39,040	82,075
Investing activities of discontinued operations	(15,003)	(9,164)
Financing activities of discontinued operations	(903)	—
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(922)	(953)
Net cash provided by discontinued activities	22,212	71,958
Net increase in cash and cash equivalents	338,392	251,614
Cash and cash equivalents
Beginning of period	370,498	173,372
End of period	$708,890	$424,986

Supplemental disclosure of cash flow information
Cash paid for interest	$42,060	$52,723
Cash paid for income taxes	$38,120	$40,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
SolarWinds Corporation, a Delaware corporation, and its subsidiaries (“Company”, “we,” “us” and “our”) is a leading provider of simple, powerful and secure information technology, or IT, management software. Our solutions give organizations worldwide, regardless of type, size or complexity, the power to accelerate business transformation in today's hybrid IT environments. Our approach, which we refer to as the SolarWinds Model, combines powerful, scalable, affordable, easy to use products with an "inside-first" selling motion. We’ve built our business to enable the technology professionals who use our products to manage “all things IT.” Our range of customers has expanded over time to include network and systems engineers, database administrators, storage administrators, DevOps and service desk professionals. Our SolarWinds Model enables us to sell our products for use in organizations ranging in size from very small businesses to large enterprises.
On July 19, 2021, we completed the previously announced separation and distribution of our managed service provider (“MSP” or “N-able”) business into a newly created and separately traded public company, N-able, Inc. We refer to this transaction as the “Separation.” The Separation was completed by means of a tax-free, pro-rata distribution in which each holder of our common stock, par value $0.001 per share, received one share of N-able’s common stock, par value $0.001, for every two shares of our common stock held of record as of the close of business on July 12, 2021. After the distribution, we do not beneficially own any shares of common stock in N-able and no longer consolidate N‑able into our financial results for periods ending after July 19, 2021. As a result, N‑able's historical financial results through the Separation are reflected in our consolidated financial statements as discontinued operations. See Note 3. Discontinued Operations for additional information.
2. Summary of Significant Accounting Policies
We prepared our interim condensed consolidated financial statements in conformity with United States of America generally accepted accounting principles ("GAAP"), and the reporting regulations of the Securities and Exchange Commission (the "SEC"). They do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements include the accounts of SolarWinds Corporation and the accounts of its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
Reverse Stock Split
Effective July 30, 2021, we effected a 2:1 reverse stock split of our common stock. As a result of the reverse stock split, all share and per share figures contained in the condensed consolidated financial statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.
Special Dividend
On July 30, 2021, our board of directors declared a special one-time cash dividend (the "Special Dividend"), to be paid following the effectiveness of, and after giving effect to, the reverse stock split, equal to $1.50 per share of common stock issued and outstanding as of August 9, 2021. The Special Dividend in the aggregate amount of $237.2 million was paid on August 24, 2021.
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
•revenue recognition;
•stock-based compensation;
•income taxes; and
•loss contingencies.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2020	$127,212	$127,212
Other comprehensive gain (loss) before reclassification	(103,954)	(103,954)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(103,954)	(103,954)
Balance at September 30, 2021	$23,258	$23,258
Deferred Revenue
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2020	$373,084
Deferred revenue recognized	(385,840)
Additional amounts deferred	363,568
Balance at September 30, 2021	$350,812
We expect to recognize revenue related to these remaining performance obligations as of September 30, 2021 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$350,812	$316,870	$33,327	$615

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Commissions
Details of our deferred commissions balance was as follows:

		(in thousands)
Balance at December 31, 2020		$14,801
Commissions capitalized		6,356
Amortization recognized		(3,672)
Balance at September 30, 2021		$17,485

	September 30,	December 31,
	2021	2020

	(in thousands)
Classified as:
Current	$4,862	$3,824
Non-current	12,623	10,977
Total deferred commissions	$17,485	$14,801
Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Amortization of acquired license technologies	$37,119	$36,111	$111,783	$107,237
Amortization of acquired subscription technologies	2,763	3,171	8,614	9,496
Total amortization of acquired technologies	$39,882	$39,282	$120,397	$116,733
3. Discontinued Operations
As discussed in Note 1. Organization and Nature of Operations, we completed the Separation of the N‑able business into a newly created and separately traded public company, N-able, Inc., on July 19, 2021. The Separation was achieved through the transfer of all the net assets and legal entities associated with the N-able business to N-able, Inc. The distribution of the net assets to N-able, Inc. was recorded as a reduction to additional paid-in capital. As part of the Separation, we received a cash distribution from N-able which includes $324.7 million in cash to repay intercompany indebtedness and $238.2 million as a one-time dividend payment, net of $57.3 million of cash distributed to N-able at the Separation.
In accordance with applicable accounting guidance, the results of the N-able business are presented as discontinued operations for the period up to and including the date of the Separation, and, as such, have been excluded from continuing operations for all periods presented.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the assets and liabilities of the discontinued operations of N-able:

	September 30,	December 31,
	2021	2020
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$99,790
Accounts receivable, net of allowances	—	28,784
Income tax receivable	—	1,262
Prepaid and other current assets	—	5,584
Total current assets of discontinued operations	—	135,420
Property and equipment, net	—	19,590
Operating lease assets	—	13,697
Deferred taxes	—	2,190
Goodwill	—	874,083
Intangible assets, net	—	27,374
Other assets, net	—	6,287
Total assets of discontinued operations	$—	$1,078,641
Liabilities
Current liabilities:
Accounts payable	$—	$5,542
Accrued liabilities and other	—	19,831
Current operating lease liabilities	—	2,860
Income taxes payable	—	4,447
Current portion of deferred revenue	—	9,502
Total current liabilities of discontinued operations	—	42,182
Long-term liabilities:
Deferred revenue, net of current portion	—	168
Non-current deferred taxes	—	4,458
Non-current operating lease liabilities	—	14,641
Other long-term liabilities	—	406
Total liabilities of discontinued operations	$—	$61,855

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the results of operations of N-able presented as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription	$20,102	$73,693	$183,594	$214,668
Maintenance	313	2,471	5,053	7,585
Total recurring revenue	20,415	76,164	188,647	222,253
License	—	—	—	473
Total revenue	20,415	76,164	188,647	222,726
Cost of revenue:
Cost of recurring revenue	2,126	9,839	25,218	28,366
Amortization of acquired technologies	209	6,181	3,950	18,056
Total cost of revenue	2,335	16,020	29,168	46,422
Gross profit	18,080	60,144	159,479	176,304
Operating expenses:
Sales and marketing	5,323	20,520	55,249	57,450
Research and development	2,455	9,803	27,133	30,140
General and administrative	6,471	9,683	42,994	23,350
Amortization of acquired intangibles	331	6,028	10,626	17,761
Total operating expenses	14,580	46,034	136,002	128,701
Operating income from discontinued operations	3,500	14,110	23,477	47,603
Other expense:
Interest (expense) income, net	—	—	—	2
Other expense, net	(27)	(292)	(608)	(457)
Total other expense	(27)	(292)	(608)	(455)
Income from discontinued operations before income taxes	3,473	13,818	22,869	47,148
Income tax expense	13,532	3,759	8,047	10,620
Net income (loss) from discontinued operations, net of tax	$(10,059)	$10,059	$14,822	$36,528
We incurred $7.3 million and $30.4 million of costs in connection with the Separation during the three and nine months ended September 30, 2021, respectively, and $2.6 million for both the three and nine months ended September 30, 2020 which are primarily included in the condensed consolidated statements of operations as discontinued operations. These costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contract costs and other incremental separation costs related to the Separation.
4. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2021:

(in thousands)
Balance at December 31, 2020	$3,375,319
Foreign currency translation and other adjustments	(48,514)
Balance at September 30, 2021	$3,326,805

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of September 30, 2021 and December 31, 2020. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2021.

	Fair Value Measurements at September 30, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$625,000	$—	$—	$625,000
Total assets	$625,000	$—	$—	$625,000

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$160,000	$—	$—	$160,000
Trading security	—	—	5,238	5,238
Total assets	$160,000	$—	$5,238	$165,238
As of September 30, 2021 and December 31, 2020, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 6. Debt for additional information regarding our debt.
6. Debt
The following table summarizes information relating to our debt:

	September 30,		December 31,
	2021		2020
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,914,325	2.83%	1,930,300	2.90%
Total principal amount	1,914,325		1,930,300
Unamortized discount and debt issuance costs	(20,953)		(27,728)
Total debt	1,893,372		1,902,572
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,873,472		$1,882,672
Senior Secured First Lien Credit Facilities
Our first lien credit agreement, as amended, or First Lien Credit Agreement, provides for senior secured first lien credit facilities, consisting of the following as of September 30, 2021:
•a $1.99 billion U.S. dollar term loan, or First Lien Term Loan, with a final maturity date of February 5, 2024; and
•a $117.5 million revolving credit facility (with a letter of credit sub-facility in the amount of $35.0 million), or the Revolving Credit Facility, consisting of (i) a $100.0 million multicurrency tranche and (ii) a $17.5 million tranche available only in U.S. dollars, with a final maturity date of August 5, 2023.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2021, we were in compliance with all covenants of the First Lien Credit Agreement.
On July 27, 2021, we entered into Amendment No. 5 to our First Lien Credit Agreement to extend the maturity date of our Revolving Credit Facility from February 5, 2022 to August 5, 2023. The borrowing capacity under the amended Revolving Credit Facility was unchanged.
During the nine months ended September 30, 2021, in addition to the principal payments of $14.9 million, we made an excess principal payment from proceeds received at the Separation in the amount of $1.1 million.
7. Stockholders' Equity (Deficit) and Stock-Based Compensation
Adjustment of Stock Awards
N-able Separation
In connection with the Separation of N-able on July 19, 2021, under the provisions of our existing equity plans and the Employee Matters Agreement entered into in connection with the Separation, the Company adjusted its outstanding equity awards in order to preserve the intrinsic value of the awards immediately before and after the Separation. Upon the Separation, SolarWinds employees holding outstanding stock awards of pre‑Separation SolarWinds received a replacement award representing an adjusted number of otherwise-similar awards in post-Separation SolarWinds stock. There were no other changes to the equity award terms. Due to the adjustment of the stock awards as a result of the Separation, the Company compared the fair value of the outstanding stock awards immediately before and after the Separation and no incremental fair value was recognized.
Reverse stock split
In connection with the reverse stock split on July 30, 2021, under the provisions of our existing equity plans, the Company adjusted its outstanding equity awards to preserve the intrinsic value of the awards immediately before and after the reverse stock split. There were no other changes to the stock award terms. The adjustment did not change the fair value of the outstanding stock awards and no incremental fair value was recognized.
Special Dividend
In connection with the Special Dividend declared on July 30, 2021, our board of directors approved the adjustment of equity awards outstanding as of the August 9, 2021 dividend record date under the provisions of our existing equity plans in order to the preserve the intrinsic value of the awards immediately before and after the Special Dividend. There were no other changes to the equity award terms. Due to the adjustment of the equity awards as a result of the Special Dividend, the Company

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

compared the fair value of the outstanding equity awards immediately before and after the Special Dividend adjustment and $12.3 million of incremental fair value will be recognized as stock-based compensation expense over the remaining service period of the adjusted awards.
8. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net income (loss) from continuing operations	$1,080	$2,443	$(42,585)	$(10,766)
Net income (loss) from discontinued operations	(10,059)	10,059	14,822	36,528
Net income (loss)	(8,979)	12,502	(27,763)	25,762
Dividends on unvested restricted stock	(160)	—	(160)	—
Earnings allocated to unvested restricted stock	—	(69)	—	(165)
Net income (loss) from continuing operations available to common stockholders	$920	$2,430	$(42,745)	$(10,697)
Net income (loss) from discontinued operations available to common stockholders	$(10,059)	$10,003	$14,822	$36,294
Denominator:
Weighted-average common shares outstanding used in computing basic net earnings (loss) per share	158,202	155,447	157,730	155,014

Diluted net earnings (loss) per share
Numerator:
Net income (loss) from continuing operations available to common stockholders	$920	$2,430	$(42,745)	$(10,697)
Net income (loss) from discontinued operations available to common stockholders	$(10,059)	$10,003	$14,822	$36,294
Denominator:
Weighted-average shares used in computing basic net earnings (loss) per share	158,202	155,447	157,730	155,014
Add dilutive impact of employee equity plans	2,126	2,914	—	—
Weighted-average shares used in computing diluted net earnings (loss) per share	160,328	158,361	157,730	155,014
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
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Total anti-dilutive shares	1,306	5,216	5,901	5,380
The calculation of diluted earnings (loss) per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options, purchase of restricted stock or proceeds from the employee stock purchase plan.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Income Taxes
For the three months ended September 30, 2021 and 2020, we recorded income tax benefit from continuing operations of $19.3 million and income tax expense of $1.5 million, respectively, resulting in an effective tax rate of 105.9% and 38.1%, respectively. For the nine months ended September 30, 2021 and 2020, we recorded income tax benefit from continuing operations of $26.3 million and income tax expense of $1.4 million, respectively, resulting in an effective tax rate of 38.2% and (15.0)%, respectively. The increase in the effective tax rate for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to adjustments made in connection with the Separation. The increase in the effective tax rate for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the increase in loss before income taxes and the reversal of uncertain tax positions in the amount of $6.1 million and related accrued interest in the amount of $2.7 million resulting from an IRS settlement agreement entered into during the nine months ended September 30, 2021.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2021, we had accrued interest and penalties related to unrecognized tax benefits of approximately $3.0 million.
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
10. Related Party Transactions
Agreements with N-able
In connection with the completion of the Separation on July 19, 2021, the Company entered into several agreements with N-able that, among other things, provide a framework for the Company’s relationship with N-able after the Separation. The following summarizes some of the most significant agreements and relationships that the Company continues to have with N‑able.
Separation and Distribution Agreement
The separation and distribution agreement sets forth the Company's agreements with N-able regarding the principal actions taken in connection with the Separation. It also sets forth other agreements that govern aspects of the Company's relationship with N-able following the Spin-Off, including (i) the manner in which legal matters and claims are allocated and certain liabilities are shared between the Company and N-able; (ii) other matters including transfers of assets and liabilities, treatment or termination of intercompany arrangements and the settlement or extinguishment of certain liabilities and other obligations between N-able and the Company; and (iii) mutual indemnification clauses. The separation and distribution agreement also provides that the Company will be liable and obligated to indemnify N-able for all liabilities based upon, arising out of, or relating to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The term of the separation agreement is indefinite and it may only be terminated with the prior written consent of both SolarWinds and N-able.
Transition Services Agreement
The Company entered into a transition services agreement pursuant to which the Company and N-able provide various services to each other. The services provided include information technology, facilities, certain accounting and other financial functions, and administrative services. The transition services agreement will terminate on the expiration of the term of the last service provided under it, which SolarWinds anticipates to be on or around December 31, 2022.
Tax Matters Agreement
The Company and N-able entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Software OEM Agreements
The Company and N-able entered into software OEM agreements pursuant to which the Company granted to N-able, and N-able granted to the Company, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement has a two year term, and may be terminated by the applicable licensor in certain instances.
Employee Matters Agreement
The Company and N-able entered into an employee matters agreement that governs SolarWinds’ and N-able's compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs.
Intellectual Property Matters Agreement
The Company and N-able entered into an intellectual property matters agreement pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the intellectual property matters agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The intellectual property matters agreement will terminate only if SolarWinds and N-able agree in writing to terminate it.
Trademark License Agreement
The Company and N-able entered into a trademark license agreement pursuant to which the Company granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by the Company that were used by us in the conduct of our business prior to the separation. The trademark agreement will terminate once N-able ceases to use all of the licensed trademarks.
Software Cross License Agreement
The Company and N-able entered into a software cross license agreement pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the software cross license agreement will be perpetual unless SolarWinds and N-able agree in writing to terminate the agreement.
The amounts recorded in our condensed consolidated financial statements related to the agreements noted above were insignificant at September 30, 2021.
11. Commitments and Contingencies
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the Cyber Incident. We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident.
Expenses Incurred
For the three months ended September 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $5.8 million, partially offset by insurance receipts and expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our cybersecurity insurance coverage of $2.9 million. For the three months ended September 30, 2021, we have included $0.4 million of these gross expenses in cost of recurring revenue, $0.1 million in sales and marketing expense and $5.3 million in general and administrative expense in the condensed consolidated statements of operations.
For the nine months ended September 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $39.8 million, partially offset by insurance receipts and expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our cybersecurity insurance coverage of $15.0 million. For the nine months ended September 30, 2021, we have included $1.8 million of these gross expenses in cost of recurring revenue, $1.6 million in sales and marketing expense, $0.1 million in research and development expense and $36.3 million in general and administrative expense in the condensed consolidated statements of operations.
General and administrative expense is presented net of insurance proceeds in the condensed consolidated statements of operations. Expenses include one-time costs to investigate and remediate the Cyber Incident, and legal and other professional

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

services related thereto, and consulting services being provided to customers at no charge, all of which were expensed as incurred.
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to numerous lawsuits and investigations. Multiple class action lawsuits alleging, among other things, violations of the federal securities laws are pending against us and certain of our current and former officers. The complainants seek certification of a class of all persons who purchased or otherwise acquired our securities during set periods of time and unspecified monetary damages, costs and attorneys’ fees. In August 2021, the Company and all other named defendants in the securities class action filed motions to dismiss the consolidated class action complaint which is pending before the court. In addition, two shareholder derivative actions, purportedly on behalf of the Company, are pending, one in the Western District of Texas and one in the Delaware Court of Chancery, in each case asserting breach of duty and other claims against certain of our current and former officers and directors in connection with the cyberattack. We dispute the allegations in these complaints and intend to defend against the claims.
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
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2021. As of September 30, 2021, we recorded a loss recovery asset of $5.0 million for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our condensed consolidated balance sheet and received payments of $10.0 million for costs incurred. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident.
Indemnification
In connection with the Separation, we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements as of September 30, 2021.
Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and our Quarter Report on Form 10-Q for the quarter ended June 30, 2021 for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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
Spin-Off of N-able Business
On July 19, 2021, we completed the previously announced separation and distribution of our managed service provider (“MSP” or “N-able”) business into a newly created and separately traded public company, N-able, Inc. We refer to this transaction as the “Separation.” The Separation was completed by means of a distribution in which each holder of our common stock, par value $0.001 per share, received one share of N‑able’s common stock, par value $0.001, for every two shares of our common stock held of record as of the close of business on July 12, 2021. After the distribution, we do not beneficially own any shares of common stock in N-able and no longer consolidate N‑able into our financial results for periods ending after July 19, 2021. As a result, N‑able's historical financial results through the Separation are reflected in our consolidated financial statements as discontinued operations.
We incurred significant costs in connection with the Separation which we refer to as “spin-off costs.” We incurred $7.3 million and $30.4 million of costs in connection with the Separation during the three and nine months ended September 30, 2021, respectively, and $2.6 million for both the three and nine months ended September 30, 2020 which are primarily reflected in our consolidated statements of operations as discontinued operations for all periods presented. Of these amounts, the spin-off costs included in continuing operations were $2.3 million and $3.1 million for the three and nine months ended September 30, 2021, respectively. We expect spin-off costs to subside in the fourth quarter of 2021.
See Note 3. Discontinued Operations in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional discussion of the Separation.
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

Expenses
For the three months ended September 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $5.8 million, partially offset by insurance receipts and expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our cybersecurity insurance coverage of $2.9 million. For the three months ended September 30, 2021, we have included $0.4 million of these gross expenses in cost of recurring revenue, $0.1 million in sales and marketing expense and $5.3 million in general and administrative expense in the condensed consolidated statements of operations.
For the nine months ended September 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $39.8 million, partially offset by insurance receipts and expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our cybersecurity insurance coverage of $15.0 million. For the nine months ended September 30, 2021, we have included $1.8 million of these gross expenses in cost of recurring revenue, $1.6 million in sales and marketing expense, $0.1 million in research and development expense and $36.3 million in general and administrative expense in the condensed consolidated statements of operations.
General and administrative expense is presented net of insurance proceeds in the condensed consolidated statements of operations. Expenses include one-time costs to investigate and remediate the Cyber Incident, and legal and other professional services related thereto, and consulting services being provided to customers at no charge, all of which were expensed as incurred. Our "Secure By Design" initiatives which include costs to enhance our security measures across our systems and our software development and build environments, will increase our expenses. We currently estimate that the ongoing costs associated with our "Secure By Design" initiatives will be approximately $20 million on an annual basis. These costs will primarily be included in research and development expense, as well as general and administrative expense.
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to numerous lawsuits and investigations or inquiries as described in Part II, Item 1A. Risk Factors – Risks Related to Cybersecurity and the Cyber Incident in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. While we will incur costs and other expenses associated with these proceedings and investigations, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
Future Costs
We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods. We expect to recognize these expenses as services are received. Costs related to the Cyber Incident that will be incurred in future periods may include increased expenses associated with ongoing claims, investigations and inquiries, and any new claims, investigations and inquiries, as well as increased customer support activities and other related matters. See Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for information related to the legal proceedings and governmental investigations related to the Cyber Incident. While we will incur costs and other expenses associated with these proceedings and investigations, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues.
In addition, we expect to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements. We are also providing, at our cost, free third-party support services to customers related to the Cyber Incident. In addition, in connection with the Separation, we entered into a separation and distribution agreement and related agreements with N-able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. Although the ultimate magnitude and timing of expenses or other impacts to our business or reputation related to the Cyber Incident are uncertain, they could be significant. We also expect to continue to incur increased expenses and capital investments related to our “Secure By Design” initiatives.

Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2021. As of September 30, 2021, we recorded a loss recovery asset of $5.0 million for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our condensed consolidated balance sheet and received payments of $10.0 million for costs incurred. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident.
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
Third Quarter Highlights
Below are our key financial highlights from continuing operations for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Customers
Our approach, which we call the "The SolarWinds Model," allows us to both sell to a broad group of potential customers and close large transactions with significant customers. As of September 30, 2021, we had over 300,000 customers. While some customers may spend as little as $100 with us over a twelve-month period, we had 786 customers who spent more than $100,000 with us for the trailing twelve-month period ended September 30, 2021 as compared to 754 for the twelve-month period ended September 30, 2020.
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
Annual Recurring Revenue (ARR)
We use Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, to evaluate the results of our recurring revenue model.

	As of September 30, 2021		Year-over-Year Growth
	2021	2020

	(in thousands, except percentages)
Subscription ARR(1)	$130,176	$105,869	23.0%
Total ARR(2)	623,761	572,078	9.0%
_______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period.

ARR Correction for the Quarter Ended June 30, 2021
After filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 on August 6, 2021 (the "Prior Form 10-Q"), we determined that we made an error in reporting our Total ARR and Core IT Management Total ARR as of June 30,

2021. The corrected Total ARR was $973.9 million, reflecting an increase of 11.6% from the $872.5 million as of June 30, 2020. In the Prior Form 10-Q, we reported Total ARR of $992.5 million, reflecting an increase of 13.8%. The corrected Core IT Management Total ARR was $621.1 million, reflecting an increase of 8.8% from the $570.6 million as of June 30, 2020. In the Prior Form 10-Q, we reported Core IT Management Total ARR of $639.7 million, reflecting an increase of 12.1%.
Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.
•Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.
•Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings, and to a lesser extent, our time-based license arrangements. Subscription revenue includes sales of our cloud infrastructure, database, network management, application performance management and IT service management, or ITSM products. We generally invoice subscription agreements in advance over the subscription period on either a monthly or annual basis and to a lesser extent, monthly based on usage. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. In April 2020, we launched subscription pricing options for certain of our network, systems and database management products that have historically been sold as perpetual licenses. The on-premise subscription option gives customers additional flexibility when purchasing our products. We recognize revenue for SaaS offerings ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. The on-premise subscription offerings are time-based revenue arrangements recognized at a point in time upon delivery of the software and support is recognized ratably over the contract period.
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
We plan to continue to sell perpetual licenses for our network, systems and database management products and not require customers to transition to a subscription pricing model discussed above. The subscription pricing option, and our continued efforts to increase subscription revenue, may impact the mix of license and recurring revenue, but this impact is difficult to predict at this time due to uncertainty regarding the level of customer adoption of the new subscription pricing options. We expect a continued shift in the mix between license and recurring revenue in each quarter as new customers purchase these on-premise subscription offerings. Our license sales and maintenance renewal rates may decline or fluctuate in future periods as customers transition to our subscription offerings and as a result of the Cyber Incident.
Cost of Revenue
•Cost of Recurring Revenue. Cost of recurring revenue consists of technical support personnel costs, public cloud infrastructure and hosting fees and an allocation of overhead costs for our subscription revenue and maintenance services. Allocated costs consist of certain facilities, depreciation, benefits and IT costs allocated based on headcount.
•Amortization of Acquired Technologies. Amortization of acquired technologies primarily consists of amortization related to capitalized costs of technologies acquired in connection with the Take Private, and to a lesser extent, acquired technologies from our other acquisitions.

Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of September 30, 2021 was 2,155, as compared to 2,088 as of September 30, 2020, as adjusted to exclude employees of the N-able business.
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
•General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring costs, acquisition costs, certain Cyber Incident costs, professional fees and other general corporate expenses. The Cyber Incident has resulted in increased general and administrative expenses which we expect to continue in the near term.
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

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$32,293	17.8%	$26,871	14.5%	$5,422
Maintenance	119,742	66.1	118,663	64.2	1,079
Total recurring revenue	152,035	83.9	145,534	78.7	6,501
License	29,236	16.1	39,284	21.3	(10,048)
Total revenue	$181,271	100.0%	$184,818	100.0%	$(3,547)
Total revenue decreased $3.5 million, or 1.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Revenue from North America was approximately 69% and 71% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
The Cyber Incident is expected to negatively impact revenue, profitability and cash flows in 2021 and beyond. Certain of our customers have, and others may, defer renewals or cancel subscriptions which could have a negative impact on our revenue. However, despite the Cyber Incident, our maintenance renewal rate for the trailing twelve month period was 89%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $5.4 million, or 20.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to sales of our database monitoring and on‑premise subscription offerings.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve-Months Ended September 30,
	2021	2020

Net retention rate(1)	96%	99%
_______
(1)Net retention rate for subscription products represents the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of the calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $1.1 million, or 0.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the effect of price increases for our licensed products, partially offset by the impact on maintenance revenue from decreased sales of our licensed products, customers transitioning to our on-premise subscription offerings and a decline in our maintenance renewal rate primarily due to the Cyber Incident.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve-Months Ended September 30,
	2021	2020

Maintenance renewal rate(1)	89%	92%
_______
(1)Maintenance renewal rate represents the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum of previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.

License Revenue
License revenue decreased $10.0 million, or 25.6%, primarily due to decreased sales of our licensed products as a result of the Cyber Incident, the continuing impact of the difficult economic environment caused by COVID-19 and an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses.

Cost of Revenue

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$17,949	9.9%	$13,645	7.4%	$4,304
Amortization of acquired technologies	39,882	22.0	39,282	21.3	600
Total cost of revenue	$57,831	31.9%	$52,927	28.6%	$4,904
Total cost of revenue increased in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $2.1 million, personnel costs to support our customers and additional product offerings of $1.2 million and costs related to the Cyber Incident of $0.4 million.
Operating Expenses

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$58,642	32.4%	$52,940	28.6%	$5,702
Research and development	26,285	14.5	21,485	11.6	4,800
General and administrative	28,551	15.8	23,875	12.9	4,676
Amortization of acquired intangibles	13,784	7.6	12,596	6.8	1,188
Total operating expenses	$127,262	70.2%	$110,896	60.0%	$16,366
Sales and Marketing. Sales and marketing expenses increased $5.7 million, or 10.8%, primarily due to increases in personnel costs of $3.2 million and marketing program costs and public relation costs increased $0.9 million. We have increased our sales and marketing employee headcount through acquisitions, and we expect to incur additional costs in future periods as we expand our international sales teams and focus on enterprise customers.
Research and Development. Research and development expenses increased $4.8 million, or 22.3%, primarily due to an increase in personnel costs of $3.0 million and a $1.1 million increase in contract services. Our research and development expenses have increased as we work to deliver new product offerings to our customers as well as through acquisitions.
General and Administrative. General and administrative expenses increased $4.7 million, or 19.6%, primarily due to $2.4 million of costs related to the Cyber Incident, net of insurance proceeds, and $1.4 million of costs related to the spin-off of our N‑able business. Personnel costs increased $0.2 million, which includes a $1.7 million decrease in stock-based compensation expense resulting from modifications to certain stock awards during the third quarter of 2020. The Cyber Incident has resulted in increased general and administrative expenses which we expect to continue for the remainder of 2021.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $1.2 million, or 9.4% primarily due to amortization related to intangibles acquired in the fourth quarter of 2020.

Interest Expense, Net

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(15,897)	(8.8)%	$(16,792)	(9.1)%	$895
Interest expense, net decreased by $0.9 million, or 5.3%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in interest expense is primarily due to decreases in interest rates on our debt and the reduction in our outstanding debt balance related to quarterly principal repayments. The weighted-average effective interest rate on our debt for the three months ended September 30, 2021 was 2.84% compared to 2.91% for the three months ended September 30, 2020. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$1,478	0.8%	$(255)	(0.1)%	$1,733
Other income (expense), net increased by $1.7 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period and amounts recorded in connection with the transition services agreement with N-able.
Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$(18,241)	(10.1)%	$3,948	2.1%	$(22,189)
Income tax expense (benefit)	(19,321)	(10.7)	1,505	0.8	(20,826)
Effective tax rate	105.9%		38.1%		67.8%
Our income tax benefit for the three months ended September 30, 2021 was $19.3 million as compared to income tax expense of $1.5 million for the three months ended September 30, 2020. The effective tax rate increased to 105.9% for the period primarily due to adjustments made in connection with the Separation during the quarter. For additional discussion about our income taxes, see Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Discontinued Operations

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Total revenue	$20,415	100.0%	$76,164	100.0%	$(55,749)
Total cost of revenue	2,335	11.4	16,020	21.0	(13,685)
Operating expenses	14,580	71.4	46,034	60.4	(31,454)
Income before income taxes	3,473	17.0	13,818	18.1	(10,345)
Income tax expense	13,532	66.3	3,759	4.9	9,773
Income (loss) from discontinued operations, net of taxes	(10,059)	(49.3)%	10,059	13.2	(20,118)

N‑able's historical financial results through the Separation date of July 19, 2021 are reflected in our consolidated financial statements as discontinued operations.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$90,218	17.0%	$75,371	14.2%	$14,847
Maintenance	360,909	67.9	346,396	65.2	14,513
Total recurring revenue	451,127	84.8	421,767	79.4	29,360
License	80,788	15.2	109,454	20.6	(28,666)
Total revenue	$531,915	100.0%	$531,221	100.0%	$694
Total revenue increased $0.7 million, or 0.1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Revenue from North America was approximately 69% and 72% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $14.8 million, or 19.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to sales of our database monitoring and on-premise subscription offerings.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve-Months Ended September 30,
	2021	2020

Net retention rate(1)	96%	99%
_______
(1)Net retention rate for subscription products represents the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of the calculation for that same customer base.

Maintenance Revenue. Maintenance revenue increased $14.5 million, or 4.2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to price increases offset by the impact on maintenance revenue from decreased sales of our licensed products, customers transitioning to our on-premise subscription offerings and a decline in our maintenance renewal rate primarily due to the Cyber Incident.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve-Months Ended September 30,
	2021	2020

Maintenance renewal rate(1)	89%	92%
_______
(1)Maintenance renewal rate represents the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum of previous sales of maintenance services corresponding to those services expiring in the current period. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.

License Revenue
License revenue decreased $28.7 million, or 26.2%, primarily due to decreased sales of our licensed products as a result of the Cyber Incident, the continuing impact of the difficult economic environment caused by COVID-19 and an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses.
Cost of Revenue

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$49,331	9.3%	$39,441	7.4%	$9,890
Amortization of acquired technologies	120,397	22.6	116,733	22.0	3,664
Total cost of revenue	$169,728	31.9%	$156,174	29.4%	$13,554
Total cost of revenue increased in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $3.9 million, personnel costs to support our customers and additional product offerings of $2.9 million and costs related to the Cyber Incident of $1.8 million. Amortization of acquired technologies increased primarily due to amortization related to intangibles acquired in the fourth quarter of 2020.
Operating Expenses

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$174,384	32.8%	$159,100	29.9%	$15,284
Research and development	78,474	14.8	63,738	12.0	14,736
General and administrative	90,135	16.9	64,430	12.1	25,705
Amortization of acquired intangibles	41,704	7.8	37,453	7.1	4,251
Total operating expenses	$384,697	72.3%	$324,721	61.1%	$59,976
Sales and Marketing. Sales and marketing expenses increased $15.3 million, or 9.6%, primarily due to increases in personnel costs of $11.6 million, which includes an increase of $4.1 million in stock-based compensation expense, and an increase of $1.9 million in marketing program costs and public relation costs resulting from the Cyber Incident. We increased our sales and marketing employee headcount through acquisitions, and we expect to incur additional costs in future periods as we expand our international sales teams and focus on enterprise customers.
Research and Development. Research and development expenses increased $14.7 million, or 23.1%, primarily due to an increase in personnel costs of $12.0 million and a $2.0 million increase in contract services. Our research and development expenses have increased as we work to deliver new product offerings to our customers as well as through acquisitions.
General and Administrative. General and administrative expenses increased $25.7 million, or 39.9%, primarily due to a $20.3 million increase in costs related to the Cyber Incident, net of insurance proceeds, a $4.7 million increase in personnel costs, which includes an increase of $1.1 million in stock-based compensation expense, and a $2.3 million increase in costs related to the spin-off of our N-able business. These increases were partially offset by a decrease in acquisition costs of $2.8 million. As a result of the Cyber Incident, we expect an increase in general and administrative expenses for the remainder of 2021.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $4.3 million, or 11.4%, primarily due to amortization related to intangibles acquired in the fourth quarter of 2020.

Interest Expense, Net

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(48,262)	(9.1)%	$(59,202)	(11.1)%	$10,940
Interest expense, net decreased by $10.9 million, or 18.5%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in interest expense is primarily due to decreases in interest rates on our debt and the reduction in our outstanding debt balance related to quarterly principal repayments. The weighted-average effective interest rate on our debt for the nine months ended September 30, 2021 was 2.86% compared to 3.53% for the nine months ended September 30, 2020. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$1,865	0.4%	$(485)	(0.1)%	$2,350
Other income (expense), net increased by $2.4 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period and amounts recorded in connection with the transition services agreement with N-able.
Income Tax Expense (Benefit)

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$(68,907)	(13.0)%	$(9,361)	(1.8)%	$(59,546)
Income tax expense (benefit)	(26,322)	(4.9)	1,405	0.3	(27,727)
Effective tax rate	38.2%		(15.0)%		53.2%
Our income tax benefit for the nine months ended September 30, 2021 was $26.3 million as compared to income tax expense of $1.4 million for the nine months ended September 30, 2020. The effective tax rate increased to 38.2% for the period primarily due to the increase in loss before income taxes and the reversal of uncertain tax positions in the amount of $6.1 million and related accrued interest in the amount of $2.7 million due to an IRS settlement agreement entered into during the first quarter of 2021. For additional discussion about our income taxes, see Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Discontinued Operations

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Total revenue	$188,647	100.0%	$222,726	100.0%	$(34,079)
Total cost of revenue	29,168	15.5%	46,422	20.8%	(17,254)
Operating expenses	136,002	72.1%	128,701	57.8%	7,301
Income before income taxes	22,869	12.1%	47,148	21.2%	(24,279)
Income tax expense	8,047	4.3%	10,620	4.8%	(2,573)
Income from discontinued operations, net of taxes	14,822	7.9%	36,528	16.4%	$(21,706)
N‑able's historical financial results through the Separation date of July 19, 2021 are reflected in our consolidated financial statements as discontinued operations.
Non-GAAP Financial Measures from Continuing Operations
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain amounts that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. Unless noted otherwise, all non-GAAP financial measures are derived from our GAAP financial measures from continuing operations.
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments, the Cyber Incident and restructuring costs, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
Non-GAAP Revenue from Continuing Operations
We define non-GAAP total revenue as total revenue excluding the impact of purchase accounting from acquisitions. We monitor this measure to assess our performance because we believe our revenue growth rate would be overstated without this adjustment. We believe presenting non-GAAP total revenue aids in the comparability between periods and in assessing our overall operating performance. For the third quarter of 2021, there was no impact of purchase accounting on revenue so our non-GAAP total revenue is equivalent to our GAAP total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Total GAAP revenue	$181,271	$184,818	$531,915	$531,221
Impact of purchase accounting(1)	—	293	134	2,366
Total non-GAAP revenue	$181,271	$185,111	$532,049	$533,587
_______________
(1)Adjustment represents the impact of purchase accounting to the subscription revenue line item. There were no adjustments to the maintenance revenue line item for the periods presented.

Non-GAAP Operating Income and Non-GAAP Operating Margin from Continuing Operations
We provide non-GAAP operating income and related non-GAAP margin using non-GAAP revenue and excluding such items as the write-down of deferred revenue related to purchase accounting, amortization of acquired intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition and other costs, restructuring costs and Cyber Incident costs. Management believes these measures are useful for the following reasons:
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
•Restructuring Costs. We provide non-GAAP information that excludes restructuring costs such as severance and the estimated costs of exiting and terminating facility lease commitments, as they relate to our corporate restructuring and exit activities and costs related to the separation of employment with executives of the Company. In addition, we exclude certain costs, primarily legal and accounting fees, resulting from the spin-off of N-able reported in continuing operations. Spin-off costs incurred in historical periods are included in discontinued operations and therefore are no longer presented as a separate adjustment. These costs are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these costs for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except margin data)
GAAP operating income (loss) from continuing operations	$(3,822)	$20,995	$(22,510)	$50,326
Impact of purchase accounting	—	293	134	2,366
Stock-based compensation expense and related employer-paid payroll taxes	16,019	18,390	44,412	38,995
Amortization of acquired technologies	39,882	39,282	120,397	116,733
Amortization of acquired intangibles	13,784	12,596	41,704	37,453
Acquisition and other costs	232	1,176	1,403	3,993
Restructuring costs	2,596	2,022	4,896	2,168
Cyber Incident costs, net	2,927	—	23,822	—
Non-GAAP operating income	$71,618	$94,754	$214,258	$252,034
GAAP operating margin	(2.1)%	11.4%	(4.2)%	9.5%
Non-GAAP operating margin	39.5%	51.2%	40.3%	47.2%
Adjusted EBITDA and Adjusted EBITDA Margin from Continuing Operations
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding the impact of purchase accounting on total revenue, amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring costs, acquisition and other costs, Cyber Incident costs, interest expense, net, debt related costs including fees related to our credit agreements, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by non-GAAP revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA excludes the impact of the write-down of deferred revenue due to purchase accounting in connection with our acquisitions, and therefore includes revenue that will never be recognized under GAAP; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except margin data)
Net income (loss) from continuing operations	$1,080	$2,443	$(42,585)	$(10,766)
Amortization and depreciation	57,354	55,210	173,362	163,765
Income tax expense (benefit)	(19,321)	1,505	(26,322)	1,405
Interest expense, net	15,897	16,792	48,262	59,202
Impact of purchase accounting on total revenue	—	293	134	2,366
Unrealized foreign currency (gains) losses	(388)	127	(1,504)	691
Acquisition and other costs	232	1,176	1,403	3,993
Debt related costs	92	90	284	274
Stock-based compensation expense and related employer-paid payroll taxes	16,019	18,390	44,412	38,995
Restructuring costs	1,376	2,022	3,676	2,168
Cyber Incident costs, net	2,927	—	23,822	—
Adjusted EBITDA	$75,268	$98,048	$224,944	$262,093
Adjusted EBITDA margin	41.5%	53.0%	42.3%	49.1%
Liquidity and Capital Resources
Cash and cash equivalents increased during the quarter primarily due to funds received at the Separation of N-able and was $708.9 million as of September 30, 2021. Our international subsidiaries held approximately $26.7 million of cash and cash equivalents, of which 54.9% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. We continue to evaluate the nature and extent of the impact of the Cyber Incident to our business and financial position. Currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of the proceedings and investigations resulting from the Cyber Incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In addition, there continues to be uncertainty in the rapidly changing market and economic conditions related in part to the ongoing COVID-19 pandemic. However, despite these uncertainties, we believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.
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
Indebtedness
As of September 30, 2021, our total indebtedness was $1.9 billion, with up to $117.5 million of available borrowings under our revolving credit facility. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
On July 27, 2021, we entered into Amendment No. 5 to our First Lien Credit Agreement to extend the maturity date of our Revolving Credit Facility from February 5, 2022 to August 5, 2023. The borrowing capacity under the amended Revolving Credit Facility was unchanged.
The First Lien Term Loan will mature on February 5, 2024.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the original principal amount.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities from continuing operations	$81,945	$202,942
Net cash used in investing activities from continuing operations	(9,587)	(18,116)
Net cash provided by (used in) financing activities from continuing operations	247,625	(11,448)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(3,803)	6,278
Net cash provided by discontinued operations	22,212	71,958
Net increase in cash and cash equivalents	$338,392	$251,614
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, the decrease in cash provided by operating activities was primarily due to decreased cash inflows resulting from the changes in our operating assets and liabilities and an increase in net loss from continuing operations for the period. The net cash outflow resulting from the changes in our operating assets and liabilities was $72.3 million for the nine months ended September 30, 2021 as compared to a net cash inflow $21.1 million for the nine months ended September 30, 2020 and was primarily due to the timing of sales and cash payments and receipts. During the nine months ended September 30, 2021, cash flow from operations was impacted by lower license sales and maintenance renewal bookings, increased personnel related costs, as well as an increase in cash payments for expenses resulting from the Cyber Incident and the spin-off of the N-able business.
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
Net cash used in investing activities decreased in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to a decrease in cash used for purchases of property and equipment.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash provided by financing activities increased in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to the net cash distribution from spin-off of discontinued operations received which includes $324.7 million in cash to repay intercompany indebtedness and $238.2 million as a one-time dividend payment, net of $57.3 million of cash distributed to N-able at the Separation. Cash provided by financing activities was reduced by the Special Dividend of $237.2 million we paid to our stockholders in August 2021.
In the nine months ended September 30, 2021 we withheld and retired shares of common stock to satisfy $10.5 million of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
In each of the nine months ended September 30, 2021 and 2020, we made $14.9 million of quarterly principal payments under our First Lien Credit Agreement. During the third quarter of 2021, in addition to our quarterly principal repayment, we made an excess principal payment from proceeds received at the Separation in the amount of $1.1 million.
Contractual Obligations and Commitments
As of September 30, 2021, other than the impact of discontinued operations, there have been no material changes in our contractual obligations and commitments as of December 31, 2020 that were disclosed in our Annual Report on Form 10-K. See Note 3. Discontinued Operations in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding the Separation of N-able.
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
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $708.9 million and $270.7 million at September 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2021.
We had total indebtedness with an outstanding principal balance of $1.9 billion at each of September 30, 2021 and December 31, 2020. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 0% floor. As of September 30, 2021 and December 31, 2020, the annual weighted-average rate on borrowings was 2.83% and 2.90%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.3 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2020 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.9 billion U.S. dollar term loans as of September 30, 2021, not subject to market pricing.
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
Our condensed consolidated statements of operations are translated into USD at the average exchange rates in each applicable period. Our international revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the USD primarily flow through our European subsidiaries, which have Euro functional currency. This results in a two-step currency exchange process wherein the currencies other than the Euro are first converted into those functional currencies and then translated into USD for our consolidated financial statements. As an example, revenue for sales in Australia is translated from the Australian Dollar to the Euro and then into the USD.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of September 30, 2021 and December 31,

2020, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three and nine months ended September 30, 2021 and 2020.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
For a description of the lawsuits and government investigations or inquiries related to the Cyber Incident, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which description is incorporated herein by reference.
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
Item 1A. Risk Factors
There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and those disclosed in Part II, Item 1A, under the heading "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Separation and Distribution Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on July 20, 2021)
3.1	Third Amended and Restated Certificate of Incorporation as currently in effect (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q (File No. 001-38711), filed with the Securities and Exchange Commission on November 27, 2018)
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of SolarWinds Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on July 26, 2021)
3.3	Amended and Restated Bylaws as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-Q (File No. 001-38711), filed with the Securities and Exchange Commission on November 27, 2018)
10.1	Transition Services Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on July 20, 2021)
10.2	Tax Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on July 20, 2021)
10.3	Employee Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on July 20, 2021)
10.4	Intellectual Property Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on July 20, 2021)
10.5	Trademark License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on July 20, 2021)
10.6	Software Cross-License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on July 20, 2021)
10.7	Amendment No. 5 to First Lien Credit Agreement, dated as of July 27, 2021, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on July 30, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing

SOLARWINDS CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	November 9, 2021	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)