Form 10-K
period 2021-12-31
SolarWinds Corp
filed 2022-02-25
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s aggregate market value of its shares held by non-affiliates was approximately $1.13 billion, which does not reflect our market value after the separation and distribution of N‑able on July 19, 2021.
On February 22, 2022, 160,464,262 shares of common stock, par value $0.001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2021 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•expectations regarding the impact and benefit of the spin-off of the N-able business into a newly created and separately traded public company;
•expectations regarding investment in product development and our expectations about the results of those efforts;
•expectations concerning acquisitions and opportunities resulting from our acquisitions;
•expectations regarding hiring additional personnel globally in the areas of sales and marketing and research and development;
•expectations regarding our evolution from monitoring to observability;
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
In this report “SolarWinds,” “Company,” “we,” “us” and “our” refer to SolarWinds Corporation and its consolidated subsidiaries. The term “Silver Lake Funds” refers to Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., and SLP Aurora Co-Invest, L.P., and the term “Silver Lake” refers to Silver Lake Group, L.L.C., the ultimate general partner of the Silver Lake Funds. The term “Thoma Bravo Funds” refers to Thoma Bravo Fund XI, L.P., Thoma Bravo Fund XI-A, L.P., Thoma Bravo Fund XII, L.P., Thoma Bravo Fund XII-A, L.P., Thoma Bravo Executive Fund XI, L.P., Thoma Bravo Executive Fund XII, L.P., Thoma Bravo Executive Fund XII-a, L.P., Thoma Bravo Special Opportunities Fund II, L.P. and Thoma Bravo Special Opportunities Fund II-A, L.P. and the term “Thoma Bravo” refers to Thoma Bravo, LLC, the ultimate general partner of the Thoma Bravo Funds. The term “Sponsors” refers collectively to Silver Lake and Thoma Bravo, together with the Silver Lake Funds and the Thoma Bravo Funds. The term “Lead Sponsors” refers collectively to the Silver Lake Funds, the Thoma Bravo Funds and their respective affiliates.

PART I
ITEM 1.     BUSINESS
Overview
SolarWinds is a leading provider of simple, powerful and secure information technology, or IT, management software. Our solutions give organizations worldwide, regardless of type, size or complexity, the power to accelerate business transformation in today's hybrid IT environments. We combine customer-driven products with an "inside-first" sales model to grow our business while also generating significant cash flow.
Our business is focused on building products that enable technology professionals to manage “all things IT.” We continuously engage with technology professionals to understand the challenges they face maintaining high-performing and highly available IT infrastructures - whether they be on-premises, in the cloud, or both. The insights we gain from engaging with technology professionals allow us to build products that solve well-understood IT management challenges in ways that technology professionals want them solved. We sell a comprehensive portfolio of IT management products that are designed for ITOps, DevOps, SecOps and IT security professionals.
Our approach, which we call the “SolarWinds Model,” enables us to market and sell our products directly to network and systems engineers, database administrators, storage administrators, DevOps, SecOps and service desk professionals. These technology professionals have become empowered to influence the selection, and often the purchase, of products needed to rapidly solve the problems they confront. We also have the opportunity to engage in conversations at a more strategic level with senior leaders and C-suite executives in charge of IT environments and business applications.
We serve the entire IT market uniquely and efficiently with our SolarWinds Model. Technology professionals use our products in organizations ranging in size from very small businesses to large enterprises. Our products are designed to do the complex work of monitoring and managing networks, systems, databases and applications across on-premises, cloud and hybrid IT environments without the need for customization or professional services. Many of our products are built on common technology platforms that enable our customers to easily purchase and deploy our products individually or as an integrated offering as their needs evolve. We utilize a cost-efficient, integrated global product development model and have expanded our offerings over time through both organic development and strategic acquisitions.
We market and sell our products directly to technology professionals primarily through a high-velocity, low-touch, digital marketing and direct inside sales approach that we call “selling from the inside.” We have built a highly flexible and analytics-driven marketing model designed to efficiently drive website traffic and high-quality leads. Our sales team uses a prescriptive approach designed to manage these leads and quickly sell our products pursuant to our standard pricing and contract terms. In addition to our high-velocity model, we are also evolving our sales motion with a targeted, high-touch Enterprise sales team and Customer Success motion that is designed to elevate and drive higher-level strategic conversations and opportunities within key customer accounts. As we build upon and evolve our sales motion, we also intend to grow our partner relationships and routes to market.
We also engage with both existing and prospective customers using a variety of interaction points including our Customer Success Managers and our online community, THWACK. The community is designed to train and inform technology professionals about our products, keep us connected to them and provide network effects to amplify word-of-mouth marketing for our products.
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
We have grown while maintaining high levels of operating efficiency. We currently derive our revenue from a combination of subscription revenue from the sale of application performance management and service desk products, and license and maintenance revenue from the sale of our on-premises network and IT operations management perpetual license products. Over time, we have significantly increased our subscription and maintenance revenue and intend to grow our revenue and cash flow by gaining new customers, increasing penetration within our existing customer base, expanding our international footprint, bringing new products to market and expanding into new markets through organic development and targeted acquisitions.
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
Spin-Off of N-able Business
On July 19, 2021, we completed the previously announced separation and distribution of our managed service provider (“MSP” or “N-able”) business into a newly created and separately traded public company, N-able, Inc. We refer to this transaction as the “Separation.” The Separation was completed by means of a distribution in which each holder of our common stock, par value $0.001 per share, received one share of N‑able’s common stock, par value $0.001, for every two shares of our common stock held of record as of the close of business on July 12, 2021. After the Separation, we do not beneficially own any shares of common stock in N-able and no longer consolidate N‑able into our financial results for periods ending after July 19, 2021. As a result, N‑able's historical financial results through the Separation are reflected in our consolidated financial statements as discontinued operations.
We incurred significant costs in connection with the Separation which we refer to as “spin-off costs.” We incurred $31.6 million and $12.2 million of costs in connection with the Separation during the years ended December 31, 2021 and 2020, respectively, which are primarily reflected in our consolidated statements of operations as discontinued operations for all periods presented. Of these amounts, the spin-off costs included in continuing operations were $4.4 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.
See Note 3. Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion of the Separation.
The SolarWinds Model
At the heart of everything we do as a company is the SolarWinds Model, which consists of five principles that guide our business and help explain why technology professionals choose our products:
Focus on the Technology Professional
We are committed to understanding technology professionals and the daily challenges that they face managing the complex, ever-changing demands of business-critical IT environments. We have a substantial customer base and community of technology professionals. We engage with them daily through digital marketing, Customer Success programs and online communications, including through THWACK, our online community that provides forums to registered members, tools and valuable resources. We also manage several company-sponsored blogs in which we provide perspectives and information relevant to the IT management market, as well as web-based events designed to train and inform participants about deeper aspects of our products. We don’t have to guess about what technology professionals need, we just ask.
Build Great Products for the Entire Market
Organizations of all sizes have complex IT environments that make managing IT challenging. Our commitment to technology professionals allows us to deliver products that solve well-understood IT problems with simple, powerful and secure solutions for the entire market, from very small businesses to the largest of global enterprises, regardless of whether their IT is located on premises, in the public or private cloud, or some combination of all.
We design our products to be easy to access, try, buy, deploy and use. Many of our products are built on common technology platforms that enable our customers to purchase and implement our products individually, and then add additional product or products as needed. Or they can buy multiple products as an integrated offering. This allows customers to buy what they need, when they need it, and grow as their needs evolve.
Capture Demand Using Cost-Efficient, Mass-Reach Digital Marketing
Over the past decade, we have honed our use of digital marketing and online tools to find, communicate with and sell to potential customers of all levels of sophistication with environments of all levels of complexity and size. They are online every day interacting with their peers, learning about new technologies and searching for solutions to their problems. We believe we build credibility and confidence in our products by being present and active in the communities and on the sites that technology professionals trust.

Selling from the Inside
We are committed to selling from the inside. We adhere to a prescriptive process and metrics-based approach that drives predictability and consistency and has helped us add new customers and grow our relationships with existing customers.
The size and organization of our sales force enables us to reach thousands of technology professionals each day. We close the smallest and most simple transactions to our largest and most complex deals efficiently without the need for a traditional outside sales force, product customization or professional services. Our sales team uses a prescriptive approach designed to manage leads and quickly sell our products pursuant to our standardized pricing and contract terms. We believe our selling motion reflects how our customers prefer to do business.
We also recognize that the preferences technology professional have may not always match those of the senior leadership in their organization, and we are addressing these additional audiences and sales motions in our growth strategies described below.
Focus on the Long-Term Value of the Relationship with Our Customers
When our customers experience the value of our products, our investment in our product portfolio and our responsiveness to their changing needs, they often expand their relationship with us and become our advocates within both their organizations and their networks of technology professionals. The power of our approach is evidenced by the long-term relationships we have with our customers which is reflected in our strong customer retention rates.
Growth Strategies
We intend to extend our leadership in IT infrastructure management and grow our market share in adjacent areas of IT operations with simple, powerful and secure solutions designed to manage “all things IT” across multi-cloud environments. The following are key elements of our land, adopt, expand and retain growth strategy:
Win New Customers Using the SolarWinds Model
The SolarWinds Model allows us to win new customers in existing markets where our products and our model give us a competitive advantage. Our efficient marketing and sales model and powerful brand recognition and trust among IT professionals have enabled us to increase our customer base. We intend to leverage our ability to efficiently attract new customers to continue to increase our overall customer base.
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
Increase Our International Footprint
We believe a substantial market opportunity exists to increase our international footprint across all of our product lines. In particular, our application performance management and service desk products, which are currently sold primarily in North America, have strong international expansion potential. We have made significant investments in recent years to increase our sales and marketing operations internationally, and expect to continue to invest to grow our international sales and global brand awareness.
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
Expand into New Markets Aligned with the SolarWinds Model and Our Evolving Sales Motion
We have successfully entered new markets and expanded our product offerings to solve a broader set of challenges for customers. For example, in recent years we broadened our product offerings to address the database, storage, cloud and service desk markets. We intend to further expand into markets where our SolarWinds Model provides us with competitive advantages. In addition, as we seek to capture more expansion opportunities within our large customer base and better visibility within key enterprise accounts, we have also added programs and technologies to support an account-based marketing motion which is designed to allow us to elevate the SolarWinds value proposition and establish a more strategic conversation with critical personas, including those individuals in senior leadership roles and the C-suite.
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
As of December 31, 2021, we had over 300,000 customers after giving effect to the Separation. We define customers as individuals or entities that have purchased one or more of our products under a unique customer identification number since our inception for our perpetual license products and individuals or entities that have an active subscription for at least one of our subscription products. Each unique customer identification number constitutes a separate customer regardless of the amount purchased. We may have multiple purchasers of our products within a single organization, each of which may be assigned a unique customer identification number and deemed a separate customer.
The SolarWinds Model allows us to both sell to a broad group of potential customers and close large transactions with significant customers.
Organizations across industries are using technology and software to drive business transformation and competitive differentiation. As the landscape for IT infrastructure and software deployment worldwide rapidly changes to meet businesses’ evolving needs, the performance, speed, availability and security of IT has become critical to business strategy. The job of the technology professionals who deploy and manage these environments is more challenging than ever.
Growing IT Complexity Creates Significant Challenges for Organizations
Technology professionals face more complexity than ever before in the form of the recent, sudden shifts in how people work, an ever evolving and expanding threat landscape and application modernization and multi-cloud environments, all while managing the realities of budget and resource constraints.
As organizations deploy and rely on a mix of on-premises, public and private cloud and hybrid IT environments to support their business transformations, they require performance monitoring and management solutions that work across their increasingly complex environments and provide full visibility into performance of the entire IT stack.
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

Product Portfolio and Technology Platforms
We offer a broad portfolio of products to monitor and manage network, systems, desktop, application, storage, database, website infrastructures and IT service desks. We intend to continue to innovate and invest in areas of product development that bring new products to market and enhance the functionality, ease of use and integration of our current products. In addition, as part of our "Secure by Design" framework, we have made adaptations and enhancements to the security of our internal environment, software development processes and deployment of our products, including securing our environment and systems, adopting zero trust and least privilege access mechanisms, addressing the possible risks associated with third-party applications access and redesigning our automated build process to help ensure the security and integrity of our products. We may also introduce new technology through relationships with other technology companies. We believe this will strengthen the overall value proposition of our products in any IT environment.
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
We believe we have one of the broader product portfolios of IT monitoring and management software across the industry, providing deep visibility into network, systems, desktop, application, storage, database, website infrastructures, and virtual resources performance. Our products monitor applications and their supporting infrastructure, regardless of whether that infrastructure is located on-premises, in the cloud or in a hybrid model. Our products monitor applications in the cloud via an agent, agentlessly, or by using information from cloud providers’ APIs.
IT Management Portfolio
Targeted for ITOps, DevOps, SecOps and IT Security Professionals, our IT management products provide hybrid IT performance management with deep visibility into applications, IT infrastructures, and the full IT stack, while remaining infrastructure-location agnostic. Our comprehensive product portfolio covers the needs of all IT professionals and their hybrid IT environments. A one-stop shop for IT management, our product capabilities include network management, infrastructure management, application performance management, IT service management and IT security.
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
Our service management software provides a robust and easy-to use comprehensive, ITIL-compliant service desk solution for companies of all sizes. We help our customers manage their employee service challenge needs whether through simple ticketing or a powerful service desk solution, removing the manual burden of managing incoming tickets and tracking technology assets with the products cutting-edge automation, artificial intelligence and machine learning capabilities.
Evolving from Monitoring to Observability
Specialized monitoring solutions will continue to be relevant and needed to support customers' requirements, but to address the growing challenges faced by technology professionals, including rapidly increasing complexity, we also believe that we must evolve and further integrate, and extend, these point products into a robust and extensive Observability offering.
SolarWinds Observability solutions will be based on a functionally scalable platform that will combine configuration, visualization and remediation capabilities in addition to standard observability - metrics, traces and logs - across infrastructure, databases and applications. The multi-cloud capabilities are designed to provide our customers with deployment and procurement flexibility and by integrating AIOps and our service desk software onto the platform, we also plan to provide actionable insights and the ability to automate remediation if the customer chooses to do so.

Evolving From Monitoring Leader to Observability Leader

Offerings built to be future-proof and integrated to serve different customer needs on their journey to digital transformation

CURRENT STATE

Powerful, affordable, and easy-to-use tools
for IT pros focused on IT monitoring and IT operations

OBSERVABILITY-READY
MONITORING
NETWORK
SYSTEMS
DATABASE
SECURITY
APPLICATIONS
SERVICE
DESK
Broad
Observability
Capabilities

SOLARWINDS PLATFORM

Integrated and Hybrid (spans all IT and user environments)

IT PRO
DEV/SEC/CLOUD OPS
IT LEADER
Modular and
Full-Stack
Future-
Proof
AIOps-
Powered
REMEDIATE
AUTOMATE
OBSERVE
VISUALIZE
Networks
Infrastructure
Databases
Applications
Cloud Services
Private Cloud
Hybrid Cloud
Apps, Database,
and Ops
Modernization
Secure by Design

Marketing and Sales
We market and sell our products directly to technology professionals with a primarily low-touch, high-velocity digital marketing and “selling from the inside” motion that we believe is unique and hard to replicate in the software industry. Our marketing efforts and selling motion allow us to effectively capture demand and maintain high levels of sales productivity at low customer acquisition costs.
We target our marketing efforts and selling motion directly at network, systems, DevOps and SecOps professionals within organizations. We believe this approach provides us with a significant advantage in today’s environment in which purchasing influence and power largely resides with the technology professionals themselves.
Marketing
We have built a highly flexible and analytics-driven direct marketing model designed to efficiently drive website traffic and high-quality leads that are typically trials of full-featured products from our websites. By providing trials of full-featured products, we enable prospective customers to easily explore the capabilities of our products and easily transition from trial to sale. We also have a marketing motion directed at current customers designed to educate them about features of products they own, products they do not own and how to trial new products.
We make broad use of digital marketing tools including search engines, targeted email campaigns, localized websites, virtual events, free IT management tools, display advertising, affiliate marketing, account-based marketing, social media, e-book distribution, video content, blogging and webcasts.
We also engage using our online community, THWACK. Within THWACK, we provide forums, solutions, tools, webcasts, content and other valuable resources relevant to the IT management market. This community is designed to train and inform technology professionals about our products, keep us connected to them and provide network effects to amplify word-of-mouth marketing for our products.
Sales
We refer to our traditional selling motion as “selling from the inside.” This approach is rooted in having our sales organization physically located in our offices, selling online or over the phone, using a prescriptive approach to managing leads and adhering to standardized pricing and contract terms. We close transactions of all sizes and locations through our selling from the inside approach.
Our sales organization is divided into our dedicated sales team and our retention and maintenance renewal team. Our dedicated sales team focuses exclusively on sales of new products to new and existing customers. Our dedicated sales team receives high-quality leads from our marketing motion and engages with the prospect to close the sale. We adhere to a disciplined, data-driven approach to converting leads quickly and efficiently based on our understanding of the prospect’s specific product demands and the inflection points in the selling process. We augment this high-velocity motion with a targeted, high-touch Enterprise sales team and Customer Success motion that is designed to elevate and drive higher-level strategic conversations and opportunities within targeted customer accounts.
Our retention and maintenance renewal team focuses exclusively on renewing our subscription and maintenance agreements with our customers. Our conversations with these customers begin months before the renewal date to support our customers, and we work with them through the renewal process.
We also sell our software through a variety of partners, including distributors, resellers, global systems integrators and cloud service providers, to supplement and complement our direct sales force, expand our global presence, reach various market segments and help us to initiate and fulfill sales orders from state, local and federal governments and those commercial customers that prefer to make purchases through a partner. We contract directly with end customers when we sell our products through channel partners. We have a number of partners who are proactively creating demand for our products and bring new opportunities and customers to us.
Research and Development
Our research and development organization is primarily responsible for the design, development, testing and deployment of new products and improvements to existing products, with a focus on ensuring that our products integrate with and complement one another. As we evolve from monitoring to observability, we are increasing our focus on integrated and hybrid solutions for multi-cloud deployments. We also continue to invest research and development efforts in connection with our "Secure by Design" framework.
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
Competition
We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in networks, applications, devices, operating systems and deployment environments result in continuously evolving customer requirements. Our competitors and potential competitors include:
•network management and IT vendors such as Cisco Systems, Micro Focus, Broadcom, IBM and BMC Software; and
•companies in the cloud and application performance monitoring market, including Datadog, Dynatrace and New Relic.
We believe the principal competitive factors in our market are:
•brand awareness and reputation among technology professionals, including IT professionals, DevOps professionals and SecOps professionals;
•product capabilities, including scalability, performance, security and reliability;
•ability to solve problems for companies of all sizes and infrastructure complexities;
•ease of use;
•low total cost of ownership;
•flexible deployment models, including on-premises, in the cloud or in a hybrid environment;
•strength of sales and marketing efforts; and
•focus on customer success.
We believe that we compete effectively across these factors as our products and marketing efforts have been designed with these criteria as guideposts.

Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. As of December 31, 2021, we owned approximately 34 issued U.S. patents and 201 issued foreign patents, with expiration dates ranging from December 2026 to March 2038. We have also filed approximately 57 currently pending patent applications, but we cannot guarantee that patents will be issued with respect to our current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
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
Human Capital Management
As of December 31, 2021, we had 2,147 employees fully dedicated to our business, of which 884 were employed in the United States and 1,263 were employed outside of the United States. We strive to be a people-first company and believe we have a positive relationship with our employees, which we continue to nurture and develop. We are not party to any collective bargaining agreement. In certain of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils and/or industry-wide collective bargaining agreements. We are often required to consult and seek the consent or advice of these works’ councils.
Our success is the result of our talented, experienced, and high performing employees across our organization, including functions such as research and development, sales and marketing, partner success and general and administrative.
As a global company, we have the distinct advantage of employing talented and diverse individuals across different ethnicities, genders, races, religions, sexual orientations, and generations, all supported by a culture of appreciation, innovation, learning and inclusion. Our CARE values (collaboration, accountability, ready and empathy) enable us to build lasting relationships with our communities around the world. We continue to invest heavily in attracting top talent, training and development initiatives and motivating and retaining high potential employees.
Total Rewards
Our total rewards philosophy encompasses a comprehensive, equitable, and market-competitive employee offerings that are essential to attracting and retaining diverse talent. Our appreciation, rewards and benefit programs apply to all of our local and global employee populations. Our wellness programs are carefully crafted to offer physical, mental/emotional, and financial support to our employees and their families. We regularly review our programs and encourage employee feedback about what they value most. In addition to specifically tailored packages for each country based on local market practice and the competitive landscape, we also provide a range of globally available support programs such as an employee assistance program, online health engagement and child development support.
People Culture and Experience
Our culture and experience philosophy starts with what we call "Solarian Life & Communities", which encompasses our communities of interest (COI), intersections with our growth team, and a strong focus on internal communications. Our COIs span inclusion and belonging, wellness, sustainability, and giving and are all managed by a group of volunteer employees that we call "Culture Connectors". Managed and enabled by our culture and experience team, these Culture Connectors run live events, asynchronous activities and challenges, and open-forum roundtable discussions to ensure all employees are energized and engaged by our culture. Central to this is a rich, transparent, and omni-channel communications strategy that bridges the gap between executives and individual contributors, keeps employees informed on important company developments, and provides centralized places to connect and share with other employees.

Growth
Our growth philosophy is driven by the desire for our employees to constantly learn, continuously improve, and eternally evolve. We invest significant resources to actively foster a learning culture throughout the company and to empower our employees to drive their personal and professional growth by equipping them with various learning programs, as well as extensive onboarding and training programs. Our learning programs are available for our employees at all levels of career progression and include e-learning programs, live classes, diversity, and inclusion training, mentoring communities, customized learning workshops, management enablement and skills training for current, new and future managers, and employee wellness programs. We believe that by empowering our employees as they strive to grow personally and professionally, we will be able to build a flexible and resilient workforce and maintain and nurture a robust pipeline of talent to fuel our future growth and strategy.
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
•The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, customer, employee and partner relations, results of operations, financial condition or cash flows.
Risks Related to Our Business and Industry
•Our quarterly revenue and operating results may fluctuate in the future.
•If we are unable to capture significant volumes of high quality sales leads from our digital marketing initiatives, or if we face challenges with our evolving focus in our sales motion to selling products to enterprise customer, our revenue and operating results could be adversely affected.
•If we are unable to sell products to new customers or to sell additional products or upgrades to our existing customers, it could adversely affect our revenue.
•Any decline in renewals of maintenance or subscription agreements, any decline in our net retention rates or any delay or loss of U.S. federal government sales could each harm our current and future operating results.
Risks Related to the N-able Spin-Off
•The spin-off of N-able may not achieve some or all of the anticipated benefits, which may disrupt or adversely affect our business, results of operations and financial condition.
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
Risks Related to Ownership of Our Common Stock
•The trading price of our common stock has been and may continue to be volatile, which could cause the value of your investment to decline.
•The requirements of being a public company may strain our resources, increase our costs and distract management.
Risks Related to Our Organizational Structure
•Our charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts.
•The Lead Sponsors have a controlling influence over matters requiring stockholder approval, which could delay or prevent a change of control.
Risks Related to Cybersecurity and the Cyber Incident
Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in compromises or breaches of our and our customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our systems and products and in our customers’ systems, the exploitation of vulnerabilities in our and our customers’ environments, theft or misappropriation of our and our customers’ proprietary and confidential information, interference with our and our customers’ operations, exposure to legal and other liabilities, higher customer, employee and partner attrition, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business.
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
Moreover, the number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks such as the Cyber Incident, continue to evolve at a rapid pace. As a result, we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. We have experienced, and may in the future experience, security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our systems, our products, the proprietary data contained therein, our customers and ultimately, our business. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes, and we may be unable to do so prior to an attack. Likewise, even once a vulnerability has been addressed, for certain of our products, the fix will only be effective once a customer has updated the impacted product with the latest release, and customers that do not install and run the latest supported versions of our products may remain vulnerable to attack.
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
The Cyber Incident has harmed, and may continue to harm, our reputation and brand positioning, our customer, employee and partner relations and our operations and business as a result of both the impact it has had on our relationships with existing and prospective customers and the significant time and resources that our personnel have had to devote to responding to the Cyber Incident. Customers have and may in the future defer purchasing or choose to cancel or not renew their agreements or subscriptions with us as a result of the Cyber Incident.
We have expended significant costs and expenses related to the Cyber Incident, including in connection with our investigations and our compliance with applicable laws and regulations in connection with any access to and exfiltration of information related to our current or former employees and customers, and we have and expect to continue to expend significant costs in connection with our remediation efforts and our measures to address the damage to our reputation, customer, employee and partner relations as well as in connection with our Secure by Design and related initiatives. If we are unable to rebuild the trust of our current and prospective customers and partners, negative publicity continues and/or our personnel continue to have to devote significant time to the Cyber Incident, our business, market share, results of operations and financial condition will be negatively affected.
We are party to lawsuits and the subject of governmental investigations related to the Cyber Incident. Numerous domestic and foreign governmental authorities are investigating events related to the Cyber Incident, including how it occurred, the consequences thereof and our response thereto, in addition to inquiries under various data protection and privacy regulations such as the European Union’s General Data Protection Regulation. We have notified the applicable regulators in the European Union and the United States, as well as the impacted individuals where required, with respect to the personal information contained in the email accounts of certain current and former employees and customers to which the threat actor gained access. We may become subject to additional inquiries or investigations with respect to such notices. In addition, we are a party to lawsuits in the U.S. and additional claims may be asserted by or on behalf of customers, stockholders or others seeking monetary damages or other relief. These lawsuits, investigations, claims and regulatory compliance efforts are resulting, and are expected to result in the future, in the incurrence of significant costs and expenses (which may not be covered by insurance), the diversion of management’s attention from the operation of our business and a negative impact on employee morale. The resolution of these lawsuits, investigations, claims and regulatory compliance efforts, including providing indemnity to our officers and directors, may result in additional costs and other liabilities, which may not be covered by insurance.
As a result of the Cyber Incident and market forces beyond our control, the cost of our insurance has increased, and may in the future continue to increase substantially, and we may not be able to obtain additional or comparable insurance coverage on commercially reasonable terms. In addition, governmental authorities investigating the Cyber Incident may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our software development and related expenses or otherwise require us to alter how we operate our business. Further, any legislative or regulatory changes adopted in reaction to the Cyber Incident could require us to make modifications to the operation of our business that could have an adverse effect and/or increase or accelerate our compliance costs.
We have concluded our internal investigations relating to the Cyber Incident. While we do not know precisely when or how the threat actor first gained access to our environment, our investigations have uncovered evidence that the threat actor compromised credentials and conducted research and surveillance in furtherance of its objectives through persistent access to our software development environment and internal systems, including our Office 365 environment, for at least nine months prior to initiating the test run in October 2019. We also have found evidence that causes us to believe that the threat actor exfiltrated certain information as part of its research and surveillance. The threat actor created and moved files that we believe contained source code for both Orion and non-Orion products, although we are unable to determine the actual contents of those files. In addition, the threat actor created and moved additional files, including a file that may have contained data supporting our customer portal application. Although we are unable to determine the actual contents of the files, the information included in our customer portal databases does not contain highly sensitive personal information, such as credit card, social security, passport or bank account numbers, but contains other information such as corporate customer name, business email addresses, business billing addresses, encrypted portal login credentials, IP addresses downloading any software and MAC addresses of the registered Orion servers. Our investigations also revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and customers. We have identified all personal information contained in the emails of these accounts and have provided notices to any impacted individuals and other parties as required. The threat actor also moved files to a jump server, which we believe was intended to facilitate exfiltration of the files out of our environment. The discovery of new or different information regarding the Cyber Incident, including with respect to its scope and impact on our systems, products or customers, could increase our costs and liabilities related to the Cyber Incident and result in further damage to our business, reputation, intellectual property, results of operations and financial condition. In addition, the Cyber Incident may embolden other threat actors to further target our systems, which could result in additional harm to our business, reputation, intellectual property, results of operations and financial conditions. Although we have and expect to continue to deploy significant resources as part of our “Secure by Design” plan, we cannot ensure that our steps to secure our internal environment, improve our software development and build environments and protect the security and integrity of the products that we deliver will be successful or sufficient to protect against future threat actors or cyberattacks or perceived by existing and prospective customers as sufficient to address the harm caused by the Cyber Incident.
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
We provide certain of our application performance management and service desk products through third-party data center hosting facilities and cloud providers located in the United States and other countries. While we control the code and applications we do not have direct control over the underlying infrastructure components and consume infrastructure as a service from both data center and cloud service providers of these facilities. If any of the services provided by the third-party data center hosting facilities or cloud providers fails or becomes unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms or prices, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, financial results. In addition, following expiration of the current agreement terms, the owners of the data center facilities and cloud providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruptions in connection with doing so. In addition, if we need to add new data center facilities or cloud providers to increase capacity, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms.

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
•the success of our increased selling efforts toward enterprise customers;
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
•the timing and success of new products, enhancements or functionalities introduced by us or our competitors;
•our ability to obtain, maintain, protect and enforce our intellectual property rights;
•changes in our pricing or licensing model or those of our competitors;
•the impact of new accounting pronouncements or changes in tax laws;
•general economic, industry and market conditions that impact expenditures for enterprise IT management software in the United States and other countries where we sell our software;
•significant security breaches, such as the Cyber Incident, technical difficulties or interruptions to our products;
•changes in tax rates in jurisdictions in which we operate; and
•continued uncertainties in the market and our business operations as a result of the COVID-19 pandemic.
Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly, and we could face costly securities class action suits or other unanticipated issues.
If we are unable to capture significant volumes of high quality sales leads from our digital marketing initiatives and account-based marketing, it could adversely affect our revenue growth and operating results.
Our digital marketing program is designed to efficiently and cost-effectively drive a high volume of website traffic and deliver high quality leads, which are generally trials of our products, to our sales teams. We drive website traffic and capture leads through various digital marketing initiatives, including search engine optimization, or SEO, targeted email campaigns, localized websites, social media, e-book distribution, video content, blogging and webinars. In addition, we have added programs and technologies to support an account-based marketing motion as we seek to capture more expansion opportunities within our large customer base and better visibility within key enterprise accounts. If we fail to drive a sufficient amount of website traffic or capture a sufficient volume of high quality sales leads from these activities, our revenue may not grow as expected or could decrease. If we devote additional resources to our selling efforts toward enterprise customers at the expense of our digital marketing program, the success of our traditional sales approach may be negatively impacted. If these activities are unsuccessful, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue, and could adversely affect our operating results.

Our increased investments in account-based marketing may divert our sales teams expenses and attention, and may not be successful in obtaining large enterprise customers despite the resources we devote to it. In addition, our digital marketing initiatives may be unsuccessful in driving high volumes of website traffic and generating trials of our products, resulting in fewer high quality sales leads, for a number of reasons. For example, technology professionals often find our products when they are online searching for a solution to address a specific need. Search engines typically provide two types of search results, algorithmic and purchased listings, and we rely on both. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Our SEO techniques have been developed to work with existing search algorithms used by the major search engines. However, major search engines frequently modify their search algorithms and such modifications could cause our websites to receive less favorable placements, which could reduce the number of technology professionals who visit our websites. In addition, websites must comply with search engine guidelines and policies that are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indexes. If our websites are displayed less prominently, or fail to appear in search result listings in response to search inquiries regarding IT management problems through Internet search engines for any reason, our website traffic could significantly decline, requiring us to incur increased marketing expenses to replace this traffic. Any failure to replace this traffic could reduce our revenue.
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
We primarily rely on our direct sales force to sell our products to new and existing customers and convert qualified leads into sales using our high-velocity "selling from the inside" sales model, which we augment with a targeted, high-touch enterprise sales team and Customer Success motion. Accordingly, our ability to achieve significant growth in revenue in the future will depend on our ability to recruit, train and retain sufficient numbers of sales personnel, and on the productivity of those personnel. We plan to continue to expand our sales force both domestically and internationally. Our recent and planned personnel additions may not become as productive as we would like or in a timely manner, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do or plan to do business. In addition, as we augment our sales model and our solutions expand, additional training for new hires and our existing personnel may be required to successfully execute on those strategies. If we are unable to sell products to new customers and additional products or upgrades to our existing customers through our direct sales force or through our channel partners, which supplement our direct sales force by distributing our products and generating sales opportunities, we may be unable to grow our revenue and our operating results could be adversely affected.
If we fail to successfully manage our solutions evolution, our financial results could be negatively impacted.
We currently derive our revenue from a combination of subscription revenue from the sale of application performance management and service desk products, and license and maintenance revenue from the sale of our on-premises network and IT operations management perpetual license products. As we evolve from monitoring to observability, we expect our revenue mix to shift to a greater percentage of subscription revenue. This shift to a subscription model depends on customer choice, and we may not be successful in converting our customers to our observability platform which may lead to customer attrition. Whether our solutions transformation will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale our cloud-based infrastructure, our pricing and our costs. If we do not successfully execute this transition, our business and future operating results could be adversely affected.
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
The global COVID-19 pandemic may continue to adversely affect our business, results of operations and financial condition.
The 2019 global coronavirus disease, or COVID-19, pandemic has created significant volatility, uncertainty and disruption in the global economy. Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations, including reducing our expenses in certain areas of our business, these measures may not fully mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic may continue to impact our business, results of operations and financial condition is uncertain and will depend on numerous evolving factors outside of our control that we are not able to accurately predict, including:
•the duration and scope of the COVID-19 pandemic;
•the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus;
•governmental actions taken in response to the COVID-19 pandemic that restrict or disrupt global economic activity, including restrictions imposed on the operation of our business in our U.S. and international locations;
•business failures, reductions in information technology spending, late or missed payments, or delays in purchasing decisions by our customers, their end-customers and our prospective customers, and the resulting impact on demand for our products, our ability to collect payments for our products or our ability to add new customers and retain existing customers;
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
•risks associated with exposures of our information technology systems to potential cyber interference and disruption of work activities based on availability and performance of Internet access in the regions in which our employees reside as a result of a significant portion of our employees being engaged in remote work from their homes;
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

In addition to the adverse impact any of these factors could have on our business, results of operations and financial condition, these factors and the other impacts of the COVID-19 pandemic also could cause, contribute to, or increase the likelihood of the risks and uncertainties identified elsewhere in this Annual Report on Form 10-K, any of which could materially adversely affect our business, results of operations and financial condition. Additionally, because a significant portion of our business is based on a recurring revenue model, the effect of COVID-19 on our business may not be fully reflected in our current financial results.
Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to customers located outside of the United States, our business is susceptible to risks associated with international operations.
We have international operations in the Republic of Ireland, the United Kingdom, Canada, the Czech Republic, Poland, Germany, France, India, the Netherlands, Sweden, Israel, Australia, Japan, South Korea, Turkey, Singapore and the Philippines and we market and sell our products worldwide. We expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:
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
In particular, we operate much of our research and development activities internationally and outsource a portion of the coding and testing of our products and product enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our product development. Unrest in certain countries may pose security risks to our people, our facilities, our systems, our operations and local infrastructure, such as utilities and network services, and the disruption of any or all of them could materially adversely affect our operations and/or financial results. In particular, we outsource to contract development vendors located in Ukraine. Currently Russian military troops have begun an invasion of Ukraine, and such invasion or ongoing military conflict could materially disrupt our development efforts, including by forcing such developers to evacuate, which may increase our costs, disrupt or delay current or future planned development activities in Ukraine or force us to shift development efforts to resources in other geographies that may not possess the same level of cost efficiencies. Whether in these countries or in others in which we operate, civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could require us to re-balance our geographic concentrations and could have an adverse effect on our operations and financial performance, including through increased costs of compliance, restrictions on our ability to sell into specific regions, higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our business resulting from deteriorating general economic conditions and adverse impacts to the operations and financial condition of our suppliers, partners and customers.
In June 2016, the United Kingdom’s electorate voted in a referendum to voluntarily depart from the European Union, commonly referred to as “Brexit.” On December 24, 2020, the United Kingdom and the European Union entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union. We have operations in the United Kingdom and the European Union and, as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the Trade and Cooperation Agreement, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the United Kingdom and the European Union and potential material changes to the regulatory regime applicable to our operations in the United Kingdom.
In addition, global privacy and data protection legislation, enforcement and policy activity are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. For example, on July 16, 2020, the Court of Justice of the European Union, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield, a mechanism for the transfer of personal data from the European Union to the United States, was invalid and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. The impact of this decision on the ability to lawfully transfer personal data from the European Union to the United States is being assessed and guidance from European regulators and advisory bodies is awaited. It is possible that the decision will restrict the ability to transfer personal data from the European Union to the United States and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the European Economic Area (the “EEA”) to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States.
If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results could suffer.
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
We face competition from both large network management and IT vendors offering enterprise-wide software frameworks and services and companies in the cloud and application performance monitoring market. We also compete with network equipment vendors and IT operations management product providers, as well as infrastructure providers and their native applications, whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include large network management and IT vendors such as Cisco Systems, Inc., Micro Focus International plc, Broadcom Inc., International Business Machines Corporation and BMC Software, Inc., and companies in the cloud and application performance monitoring market, including Datadog, Dynatrace and New Relic.
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
Our business requires certain expertise and intellectual capital, particularly within our management team. We rely on our management team in the areas of operations, security, marketing, sales, support and general and administrative functions. The loss of one or more of our management team could have an adverse effect on our business.
For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and products. As we move into new geographic areas, we will need to attract, recruit and retain qualified personnel in those locations. In addition, acquisitions could cause us to lose key personnel of the acquired businesses. The market for qualified personnel is competitive and we may not succeed in retaining and recruiting key personnel or may fail to effectively replace current key personnel who depart with qualified or effective successors. We believe that replacing our key personnel with qualified successors is particularly challenging as we feel that our business model and approach to marketing and selling our products are unique. Any successors that we hire from outside of the company would likely be unfamiliar with our business model and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether. Our effort to retain and develop personnel may also result in significant additional resources and costs, including stock-based compensation expenses, which could adversely affect our profitability. New regulations and volatility or lack of performance in our stock price could also affect the value of our equity awards, which could affect our ability to attract and retain our key employees. In addition, we experienced a significant change in our number of employees as a result of N-able. We have also experienced and may continue to experience employee turnover as a result of the ongoing "great resignation" occurring throughout the U.S. economy. We have made significant changes, and may make additional changes in the future, to our senior management team and other key personnel. For example, in January we announced that our Chief Revenue Officer, David Gardiner, had resigned. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business. In addition, we cannot provide assurances that key personnel, including our executive officers, will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have an adverse effect on our business.
We have experienced substantial growth in recent years, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.
Our business has grown in recent years, which has resulted in large increases in our number of employees, both domestically and internationally, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. While we intend to further expand our overall business, customer base, and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business generally and our management of a growing workforce and customer base geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
Our actual operating results may differ significantly from information we may provide in the future regarding our financial outlook.
From time to time, we provide information regarding our financial outlook in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, that represents our management’s estimates as of the date of release. When provided, this information regarding our financial outlook, which includes forward-looking statements, will be based on projections, including those related to certain of the factors listed above, prepared by our management. Neither our independent registered public accounting firm nor any other independent expert or outside party will compile or examine the projections nor, accordingly, will any such person express any opinion or any other form of assurance with respect thereto.
These projections will be based upon a number of assumptions and estimates that, while presented with numerical specificity, will be inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which will be beyond our control, and will also be based upon specific assumptions with respect to future business decisions, some of which will change. We typically state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed, but will not be intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release such information is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts.
Information regarding our financial outlook is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying such information furnished by us will not materialize or will vary significantly from actual results. Accordingly, information that we may provide regarding our financial outlook will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from our financial outlook, and the variations may be material and adverse. In light of the foregoing, investors are urged to consider these factors, not to rely exclusively upon information we may provide regarding our financial outlook in making an investment decision regarding our common stock, and to take such information into consideration only in connection with other information included in our filings filed with or furnished to the SEC, including the “Risk Factors” sections in such filings.
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
A portion of our on-premises license sales, including maintenance renewals associated with such products, are to a number of different departments of the U.S. federal government. In certain calendar quarters, particularly the third calendar quarter, this portion may be meaningful. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our revenue to grow less rapidly or even to decline. Following the Cyber Incident, our government contracts have received enhanced scrutiny and negative media attention. If we are unable to continue to repair the reputational damage caused by the Cyber Incident and ensure the security of the data we maintain, our ability to maintain our existing and acquire new government contracts may be substantially impacted. Other factors include, but are not limited to, constraints on the budgetary process, including changes in the policies and priorities of the U.S. federal government, deficit-reduction legislation, and any shutdown of the U.S. federal government. Furthermore, sales orders from the U.S. federal government tend to be dependent on many factors and therefore unpredictable in timing. Any sales we expect to make in a quarter may not be made in that quarter or at all, and our operating results for that quarter may therefore be adversely affected.
Our operating margins and cash flows from operations could fluctuate as we make further expenditures to expand our operations and continue our increased investments in our Secure by Design initiatives and our Customer Success motion.
We have made significant investments in our operations to support additional growth, such as hiring new personnel, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. We have made substantial investments in recent years to increase our sales and marketing operations in the EMEA and APAC regions and expect to continue to invest to grow our international sales and global brand awareness. We also expect to continue to invest to grow our research and development organization, in particular as part of our "Secure by Design" framework and evolution of our solutions from monitoring to observability. In addition, we have made increased investments in our Customer Success motion to support and retain our customers. We have made multiple acquisitions in recent years and expect these acquisitions will continue to increase our operating expenses in future periods. All of these investments may not yield increased revenue, and even if they do, the increased revenue may not offset the amount of the investments. We also expect to continue to pursue acquisitions in order to expand our presence in current markets or new markets, many or all of which may increase our operating costs more than our revenue. As a result of any of these factors, our operating income could fluctuate and may continue to decline as a percentage of revenue relative to our prior annual periods.
Our success depends on our ability to maintain a product portfolio that responds to the needs of technology professionals and the evolving IT management market.
Our product portfolio has grown from on-premises network management products to broad-based on-premises systems monitoring and management and products for the growing multi-cloud markets. We offer a broad portfolio of products designed to solve the day-to-day problems encountered by technology professionals managing complex IT infrastructure, spanning on-premises, cloud and hybrid IT environments. Our long-term growth depends on our ability to continually enhance and improve our existing products and develop or acquire new products that address the common problems encountered by technology professionals on a day-to-day basis in an evolving IT management market. The success of any enhancement or new product depends on a number of factors, including its relevance to our existing and potential customers, timely completion and introduction and market acceptance. New products and enhancements that we develop or acquire may not sufficiently address the evolving needs of our existing and potential customers, may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate the amount of revenue necessary to realize returns on our investments in developing or acquiring such products or enhancements. If our new products and enhancements are not successful for any reason, certain products in our portfolio may become obsolete, less marketable and less competitive, and our business will be harmed.
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
Climate change may have a long-term negative impact on our business.
The long-term effects of climate change on the global economy and the technology industry in particular are unclear, however there are inherent climate-related risks everywhere business is conducted. Our business operations are subject to interruption by natural disasters, floods, fire, power shortages, pandemics, terrorism, political unrest, cyberattacks, infrastructure disruptions, geopolitical instability, war, the effects of climate change and other events beyond our control. Climate-related events, including the increasing frequency of extreme weather events and their impact on regional short-term systemic failures in the U.S. and elsewhere, have the potential to disrupt our business, our third-party vendors, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. If new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws. These costs may be incurred across various levels of our supply chain to comply with new environmental regulations, taxes and penalties, which could cause us to incur increased costs to satisfy service obligations to customers. In addition, we may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business and untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.
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
We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the Separation, or such benefits may be delayed by a variety of circumstances, which may not be under our control. SolarWinds is smaller and less diversified after the Separation with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. We may not be successful in achieving our business and operational objectives. We also may experience increased difficulties in attracting, retaining and motivating employees or maintaining or initiating relationships with partners, customers and other parties with which we currently do business, or may do business in the future, which may adversely affect our business, results of operations and financial condition. Although SolarWinds and N-able are independent companies post-Separation, our joint history may cause partners, customers, investors and other parties to continue to associate the companies with each other, either positively or negatively. The Separation may also eliminate or reduce synergies or economies of scale that existed prior to the Separation, which may adversely affect our business, results of operations and financial condition.
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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state data protection and breach notification laws. In connection with the Cyber Incident, our investigations revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and customers. We identified all personal information contained in the emails of these accounts and provided notices to the impacted individuals and other parties as appropriate. Such notices may cause additional harm to our reputation and business and may result in a loss of customers or additional investigations, claims and other related costs and expenses. In addition, if we experience another security incident with personal data issue, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any customers whose information was stolen, which could further harm our reputation and business. Other states and countries have enacted different requirements for protecting personal information collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our customers, including, but not limited to, the European Union’s General Data Protection Regulation, which came into force in May 2018 and created a range of new compliance obligations, and significantly increased financial penalties for noncompliance, as well as the July 2020 Schrems II case that the E.U.-U.S. Privacy Shield, a mechanism for the transfer of personal data from the European Union to the United States, was invalid and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. On June 4, 2021, the European Commission released the final Implementing Decision on standard contractual clauses (“New SCCs”) for the transfer of personal data from the EU to “third countries,” such as the US. The New SCCs repeal and replace the existing SCCs and address the July 2020 decision on Schrems II. We have duly implemented the New SCCs as part of our Data Processing Addendum.
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
Certain of our products are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These regulations may limit the export of our products and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons and entities. Most recently, the United States and other nations have imposed certain economic and other sanctions on Russia for aggression in Ukraine, and will likely impose additional sanctions on Russia that may further impact our ability to continue to generate revenues in these regions or with customers who may be otherwise impacted by the sanctions. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation and importation of our products and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a curtailment or denial of our ability to export our products or provide services. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions may delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations.
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
As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. In addition to data privacy and security laws and regulations, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services and product offerings, which could harm our business and operating results. The technology industry is also subject to intense media, political, and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could have impacts on us, even if they are not intended to affect our company. Any changes in laws or regulations could require us to change our products and services or alter our business operations, which could harm our business.
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
As of December 31, 2021, we had approximately 34 issued U.S. patents and have also filed patent applications, but patents may not be issued with respect to these applications. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.

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
Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management resources and attention. As a result of any successful intellectual property rights claim against us or our customers, we might have to pay damages or stop using technology found to be in violation of a third party’s rights, which could prevent us from offering our products to our customers. We could also have to seek a license for the technology, which might not be available on reasonable terms, and this might significantly increase our cost of revenue or might require us to restrict our business activities in one or more respects. The technology also might not be available for license to us at all. As a result, we could also be required to develop alternative non-infringing technology or cease to offer a particular product, which could require significant effort and expense and/or hurt our revenue and financial results of operations.
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
We entered into credit agreements in 2016 and 2018. Although we used a portion of the proceeds from our initial public offering to repay $315.0 million in borrowings outstanding, plus accrued interest, under our second lien term loan, as of December 31, 2021, our total indebtedness was $1.9 billion and we had $117.5 million available for additional borrowing under our credit facilities. Our net interest expense during the years ended December 31, 2021, 2020 and 2019 was approximately $64.5 million, $75.9 million and $108.1 million, respectively.
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
Borrowings under our credit facilities are subject to variable rates of interest and expose us to interest rate risk. Borrowings outstanding under our credit agreement currently bears interest at variable rates equal to applicable margins plus specified base rates or London Interbank Offered Rate, or LIBOR, with a 0% floor. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of US Dollar LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration (the "IBA") which compiles and oversees LIBOR, announced that it intended to extend most US Dollar LIBOR (USD LIBOR) tenors until June 30, 2023. The Alternative Reference Rates Committee (the "ARCC"), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Oversight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. While the timing of the transition from USD LIBOR is still under discussion, our credit agreement allows for our LIBOR tenor elections to be replaced at that time by the accepted market rate. The Company may also elect to convert our borrowings at a specified base rate.
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
Any failure to maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
Our business and financial performance could be negatively impacted by changes in tax laws or regulations or changes in our effective tax rates.
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
The current U.S. presidential administration could enact changes in tax laws that could negatively impact our effective tax rate. President Biden has provided some informal guidance on what tax law changes he would support. Among other things, his proposals would raise the rate on both domestic income (from 21% to 28%) and foreign income and impose a new alternative minimum tax on book income. If these proposals are ultimately enacted into legislation, they could materially impact our tax provision, cash tax liability and effective tax rate. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to our cash tax liability and effective tax rate.
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
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been and may continue to be volatile, which could cause the value of your investment to decline.
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
•adverse developments with respect to the Cyber Incident;
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
As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the NYSE, with which we were not required to comply as a private company. As a public company, complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses as compared to when we were a private company. For example, as a public company, we have had to institute a more comprehensive compliance function, comply with rules promulgated by the NYSE, prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws, establish new internal policies, such as those relating to insider trading, and involve and retain to a greater degree outside counsel and accountants in the above activities. In addition, being a public company subject to these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers as compared to when we were a private company.
Furthermore, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal controls. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently, including if we acquire additional businesses and integrate their operations. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with GAAP. We continue to evaluate opportunities to further strengthen the effectiveness and efficiency of our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act. If we make additional acquisitions, we will need to similarly assess and ensure the adequacy of the internal financial and accounting controls and procedures of such acquisitions. If we fail to maintain proper and effective internal controls, including with respect to acquired businesses, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2021, we had 159,251,858 shares of common stock outstanding.
In addition, as of December 31, 2021, there were 378,553 shares of common stock subject to outstanding options, 7,754,822 shares of common stock to be issued upon the vesting of outstanding restricted stock units and no shares of common stock to be issued upon the vesting of outstanding performance stock units. We have registered all of the shares of common stock issuable upon the exercise of outstanding options, upon the vesting of outstanding restricted stock units and performance stock units and upon exercise of settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to compliance with applicable securities laws.
Furthermore, holders of approximately 112 million shares of our common stock have certain rights with respect to the registration of such shares (and any additional shares acquired by such holders in the future) under the Securities Act.
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
Although we declared a one-time special cash dividend in July 2021 in connection with the spin-off of N-able, we do not intend to pay dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.
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
•after the Lead Sponsors cease to beneficially own, in the aggregate, at least 40% of the outstanding shares of our common stock, a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders. As a result, a holder controlling a majority of our capital stock would not be able to amend our bylaws or remove directors without holding a meeting of our stockholders called in accordance with our bylaws;
•after the Lead Sponsors cease to beneficially own, in the aggregate, at least 40% of the outstanding shares of our common stock, to amend the provisions of our restated charter relating to the management of our business (including our classified board structure) or certain provisions of our bylaws, the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, is required, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
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
The Sponsors beneficially owned in the aggregate 70.1% of our common stock as of December 31, 2021. The Sponsors have entered into a stockholders’ agreement whereby they each agreed, among other things, to vote the shares each beneficially owns in favor of the director nominees designated by Silver Lake and Thoma Bravo, respectively. As a result, Silver Lake and Thoma Bravo could exert significant influence over our operations and business strategy and would together have sufficient voting power to effectively control the outcome of matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation or other business combination;
•raising future capital; and
•amending our restated charter and restated bylaws, which govern the rights attached to our common stock.
Additionally, for so long as the Sponsors beneficially own, in the aggregate, 40% or more of our outstanding shares of common stock, the Sponsors will have the right to designate a majority of our board of directors. For so long as the Sponsors have the right to designate a majority of our board of directors, the directors designated by the Sponsors are expected to constitute a majority of each committee of our board of directors, other than the audit committee and the technology and cybersecurity committee, and the chairman of each of the committees, other than the audit committee and the technology and cybersecurity committee, is expected to be a director serving on such committee who is designated by the Sponsors.
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
Of our twelve directors, three are affiliated with Silver Lake and three are affiliated with Thoma Bravo. These directors have fiduciary duties to us and, in addition, have duties to the respective Sponsor and their affiliated funds, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the Sponsors, whose interests may be adverse to ours in some circumstances.
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
We are a controlled company within the meaning of the NYSE rules and, as a result, may rely on exemptions from certain corporate governance requirements.
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
These requirements will not apply to us as long as we remain a controlled company. Although we currently do not take advantage of these exemptions, we may choose to do so in the future. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease our offices and do not own any real estate. Our corporate headquarters is located in Austin, Texas and currently consists of approximately 348,000 square feet. We also lease office space domestically and internationally in various locations for our operations, including facilities located in Cork, Ireland; Manila, Philippines; Brno, Czech Republic; Krakow, Poland; and Singapore.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "SWI."
On February 24, 2022, the last reported sales price of our common stock on the NYSE was $13.35 per share and, as of February 22, 2022 there were 69 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
Effective July 30, 2021, we effected a 2:1 reverse stock split of our common stock. As a result of the reverse stock split, all share and per share figures contained herein have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.
Dividend Policy
On July 30, 2021, our board of directors declared a special one-time cash dividend (the "Special Dividend"), to be paid following the effectiveness of, and after giving effect to, the reverse stock split, equal to $1.50 per share of common stock issued and outstanding as of August 9, 2021. The Special Dividend in the aggregate amount of $237.2 million was paid on August 24, 2021.
Other than the Special Dividend paid in connection with the Separation, we have never declared or paid any cash dividends on our common stock. Neither Delaware law nor our restated charter requires our board of directors to declare dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, our credit facilities place restrictions on our ability to pay cash dividends.
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the period between October 19, 2018 (the date of our IPO) and December 31, 2021, with the cumulative total return of (i) the Russell Midcap Index and (ii) the Nasdaq Computer Index, or the Industry Index. This graph assumes the investment of $100 at market close on October 19, 2018 in our common stock, the Russell Midcap Index and the Industry Index, and assumes the reinvestment of dividends, if any. The Industry Index consists of NASDAQ-listed computer hardware and software companies that provide products or services. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The spin-off of N-able, Inc. on July 19, 2021 is reflected as a special dividend in calculating the SolarWinds Corporation cumulative total shareholder return. Shareholders of SolarWinds Corporation received one share of N-able, Inc. for every two shares of SolarWinds Corporation common stock in the Separation. The special dividend per share was based on the July 19, 2021 opening price of one share of N-able, Inc. common stock, which was $13.00, adjusted for the distribution ratio.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
Index Value
19-Oct-2018
31-Dec-2018
31-Dec-2019
31-Dec-2020
31-Dec-2021
Period Ending
SolarWinds Corporation (SWI)
Nasdaq Computer Index
Russell Midcap Index

Issuer Purchases of Securities
During the fourth quarter of the fiscal year covered by this report, the Company repurchased shares of its common stock as follows.

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
October 1-31, 2021	—	$—	—	$—
November 1-30, 2021	—	—	—	—
December 1-31, 2021	16,362	2.68	—	—
Total	16,362		—
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

ITEM 6. [RESERVED]

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
Overview
SolarWinds is a leading provider of simple, powerful, and secure information technology, or IT, management software. Our solutions give organizations worldwide, regardless of type, size or complexity, the power to accelerate business transformation in today's hybrid IT environments. We combine customer-driven products with an "inside-first" sales model to grow our business while also generating significant cash flow.
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
We incurred significant costs in connection with the Separation which we refer to as “spin-off costs.” We incurred $31.6 million and $12.2 million of costs in connection with the Separation during the years ended December 31, 2021 and 2020, respectively, which are primarily reflected in our consolidated statements of operations as discontinued operations for all periods presented. Of these amounts, the spin-off costs included in continuing operations were $4.4 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. We do not expect to incur significant costs in 2022 as a result of the Separation.
See Note 3. Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion of the Separation.
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
Expenses
For the year ended December 31, 2021, we recorded pretax gross expenses related to the Cyber Incident of $49.1 million, partially offset by insurance receipts and expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our cybersecurity insurance coverage of $15.0 million. We have included $2.2 million of these gross expenses in cost of recurring revenue, $1.6 million in sales and marketing expense and $45.3 million in general and administrative expense in our consolidated statements of operations.

For the year ended December 31, 2020, we recorded $3.5 million of pretax expenses related to the Cyber Incident and included $0.1 million of these expenses in cost of recurring revenue, $0.3 million in sales and marketing expense and $3.2 million in general and administrative expense in our consolidated statements of operations.
General and administrative expense is presented net of insurance proceeds in the consolidated statements of operations. Expenses include one-time costs to investigate and remediate the Cyber Incident, and legal and other professional services related thereto, and consulting services being provided to customers at no charge, all of which were expensed as incurred. Our "Secure By Design" initiatives, which include costs to enhance our security measures across our systems and our software development and build environments, have increased and we expect will continue to increase our expenses. We currently estimate that the ongoing costs associated with our "Secure By Design" initiatives will be approximately $20 million on an annual basis. These costs will primarily be included in research and development expense, as well as general and administrative expense.
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to numerous lawsuits and investigations or inquiries as described in Part I, Item 1A. Risk Factors – Risks Related to Cybersecurity and the Cyber Incident and Note 16. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K. While we will incur costs and other expenses associated with these proceedings and investigations, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
Future Costs
We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods. We expect to recognize these expenses as services are received. Costs related to the Cyber Incident that will be incurred in future periods may include increased expenses associated with ongoing claims, investigations and inquiries, and any new claims, investigations and inquiries, as well as increased customer support activities and other related matters. See Note 16. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for information related to the legal proceedings and governmental investigations related to the Cyber Incident. While we will incur costs and other expenses associated with these proceedings and investigations, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues.
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
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2021. As of December 31, 2021, we recorded a loss recovery asset of $5.0 million for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our consolidated balance sheet and received payments of $10.0 million for costs incurred. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident.

Impacts of COVID-19
The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic on our business continues to be uncertain. We initially responded to the COVID-19 pandemic by executing our business continuity plan and transitioning nearly all of our workforce to a remote working environment to prioritize the safety of our personnel. A significant portion of our workforce continues working remotely, and for those returning to the office we have implemented mask policies at our locations as warranted by state and local guidelines. While the impact of the COVID-19 pandemic has contributed to a decline in our license revenue, based on current conditions, we do not expect to experience a significant ongoing impact on our financial results in future periods due to the COVID-19 pandemic. However, we are unable to predict with a level of precision the longer term impact it may have on our business, results of operations and financial condition due to numerous uncertainties, including the duration of the pandemic, virus mutations and variants, the availability and efficacy of vaccines and boosters, the willingness of individuals to obtain vaccines and boosters, the pandemic's impact to the business of our customers and their end-customers and other factors identified in “Risk Factors” included in this Annual Report on Form 10-K. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations and financial condition.
Business Highlights
Below are our key business highlights from continuing operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Customers
Our approach, which we call the "The SolarWinds Model," allows us to both sell to a broad group of potential customers and close large transactions with significant customers. As of December 31, 2021, we had over 300,000 customers after giving effect to the Separation. While some customers may spend as little as $100 with us over a twelve-month period, we had 829 customers who spent more than $100,000 with us for the year ended December 31, 2021 as compared to 786 for the year ended December 31, 2020, as adjusted to exclude customers of the N-able business.
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
Annual Recurring Revenue (ARR)
We use Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, to better understand and assess the performance of our business, as our mix of revenue generated from recurring revenue has increased in recent years. Subscription ARR and Total ARR each provides a normalized view of customer retention, renewal and expansion, as well as growth from new customers. Subscription ARR and Total ARR should each be viewed independently of revenue and deferred revenue, and are not intended to be combined with or to replace either of those items.

	As of December 31,		Year-over-Year Growth
	2021	2020

	(in thousands, except percentages)
Subscription ARR(1)	$134,667	$108,296	24.4%
Total ARR(2)	630,564	623,517	1.1%
_______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period.
The growth in Subscription ARR was primarily driven by sales of our time-based subscription offerings, including sales of our database monitoring and service desk solutions. Total ARR increased slightly due to growth in Subscription ARR which was partially offset by a decline in new perpetual license sales in 2020 and 2021 and lower maintenance renewal rates in 2021 related to the Cyber Incident.

Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.
•Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.
•Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings, and to a lesser extent, our time-based license arrangements. We recognize revenue for SaaS offerings ratably over the subscription term once the service is made available to the customer or when we have the right to invoice services performed. We also offer time-based subscription offerings for many of our products historically sold as perpetual licenses, such as our network, systems and database management products, to give customers additional flexibility when purchasing our products. The time-based subscription offerings are recognized at a point in time upon delivery of the on-premise software and support is recognized ratably over the contract period. We generally invoice subscription agreements in advance over the subscription period on either a monthly or annual basis and to a lesser extent, monthly based on usage. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products.
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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of December 31, 2021 was 2,147, as compared to 2,163 as of December 31, 2020, as adjusted to exclude employees of the N-able business.
We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business, including increasing our selling efforts toward enterprise customers. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any future acquisitions and any further decisions to increase our investment in our business. In addition, the separation of the N-able business resulted in dis-synergies associated with increased overhead costs and duplicate hiring for 2021. We intend to continue to grant equity awards to employees and directors, which will result in additional stock-based compensation expense in future periods.
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
•General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring charges, acquisition costs, certain Cyber Incident costs, professional fees and other general corporate expenses. The Cyber Incident has resulted in increased general and administrative expenses which we expect to continue in 2022.
•Amortization of Acquired Intangibles. We amortize to operating expenses the capitalized costs of intangible assets acquired in connection with the Take Private and our other acquisitions.
Other Income (Expense)
Other income (expense) primarily consists of interest expense and gains (losses) resulting from changes in exchange rates on foreign currency denominated accounts. We expect interest expense may increase as a result of anticipated interest rate increases since our borrowings outstanding under our credit agreement currently bear interest at variable rates.
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
Income Tax Expense
Income tax expense consists of domestic and foreign corporate income taxes related to the sale of products. The tax rate on income earned by our North American entities is generally higher than the tax rate on income earned by our international entities. We expect the income earned by our international entities to grow over time as a percentage of total income, which could result in a decline in our effective income tax rate. However, our effective tax rate will be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world and changes in overall levels of income before tax.
During the fourth quarter ended December 31, 2020, we completed an intra-group transfer of certain of our intellectual property to our Irish subsidiary, where our international business is headquartered, or the IP Transfer. The transaction changed our mix of international income from a lower non-U.S. tax jurisdiction to Ireland, which is subject to a statutory tax rate of 12.5%. We recognized a discrete tax benefit of $138.2 million as a result of the IP Transfer for the year ended December 31, 2020. For additional discussion about our income taxes, see Note 15. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$124,601	17.3%	$104,469	14.6%	$20,132
Maintenance	479,415	66.7	468,313	65.3	11,102
Total recurring revenue	604,016	84.1	572,782	79.9	31,234
License	114,616	15.9	143,988	20.1	(29,372)
Total revenue	$718,632	100.0%	$716,770	100.0%	$1,862
Total revenue increased $1.9 million, or 0.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Revenue from North America was approximately 69% and 71% of total revenue for the years ended December 31, 2021 and 2020, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
The Cyber Incident negatively impacted revenue, profitability and cash flows in 2021 and may continue to do so in 2022 and beyond. Certain of our customers have, and others may, defer renewals or cancel subscriptions which has had, and could in the future have, a negative impact on our revenue. However, despite the impact of the Cyber Incident, our maintenance renewal rate for the trailing twelve month period ended December 31, 2021 was 88%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $20.1 million, or 19.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to sales of our database monitoring and our time-based subscription offerings. Our subscription revenue increased as a percentage of our total revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve-Months Ended December 31,
	2021	2020

Net retention rate(1)	96%	98%
_______
(1)Net retention rate for subscription products represents the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of the calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $11.1 million, or 2.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to price increases partially offset by the impact on maintenance revenue from decreased sales of our licensed products, customers transitioning to our time-based subscription offerings and a decline in our maintenance renewal rate primarily due to the Cyber Incident.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve-Months Ended December 31,
	2021	2020

Maintenance renewal rate(1)	88%	92%
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

License Revenue
License revenue decreased $29.4 million, or 20.4%, due to certain factors, including decreased sales of our licensed products as a result of the Cyber Incident and an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses.
Cost of Revenue

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$67,043	9.3%	$54,339	7.6%	$12,704
Amortization of acquired technologies	159,973	22.3	157,104	21.9	2,869
Total cost of revenue	$227,016	31.6%	$211,443	29.5%	$15,573
Total cost of revenue increased in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $6.5 million, personnel costs to support new customers and additional product offerings of $3.3 million and costs related to the Cyber Incident of $2.1 million. Amortization of acquired technologies increased primarily due to amortization related to intangibles acquired in the fourth quarter of 2020.
Operating Expenses

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$236,383	32.9%	$217,887	30.4%	$18,496
Research and development	101,813	14.2	85,754	12.0	16,059
General and administrative	130,977	18.2	98,308	13.7	32,669
Amortization of acquired intangibles	55,314	7.7	51,125	7.1	4,189
Total operating expenses	$524,487	73.0%	$453,074	63.2%	$71,413
Sales and Marketing. Sales and marketing expenses increased $18.5 million, or 8.5%, primarily due to increases in personnel costs of $12.5 million, which includes an increase of $2.8 million in stock-based compensation expense, and increases in marketing program and public relation costs resulting from the Cyber Incident of $2.9 million. We increased our sales and marketing employee headcount through acquisitions, and we expect to incur additional costs in future periods as we expand our international sales teams and focus on enterprise customers.
Research and Development. Research and development expenses increased $16.1 million, or 18.7%, primarily due to an increase in personnel costs of $11.0 million and a $3.4 million increase in contract services. Our research and development expenses increased as a result of our work on the Observability platform, "Secure by Design" initiatives, and to a lesser extent, additional personnel costs from our October 2020 acquisition.
General and Administrative. General and administrative expenses increased $32.7 million, or 33.2%, primarily due to a $26.1 million increase in costs related to the Cyber Incident, net of insurance proceeds, a $3.9 million increase in restructuring costs primarily related to the closure of certain office locations, a $3.8 million increase in costs related to the spin-off of our N‑able business that are included in continuing operations and a $2.5 million increase in professional fees. These increases were partially offset by decreases in acquisition costs of $3.4 million and personnel costs of $2.8 million, which includes a $7.4 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense is primarily related to modifications of stock awards during fiscal year 2020 to amend award terms and eliminate performance vesting criteria and the acceleration of certain stock awards in connection with the resignation of our Chief Executive Officer. The Cyber Incident has resulted in increased general and administrative expenses which we expect to continue.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $4.2 million, or 8.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to amortization related to intangibles acquired in the fourth quarter of 2020. See Note 4. Acquisitions in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our acquisitions including the intangible assets acquired.
Interest Expense, Net

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(64,522)	(9.0)%	$(75,886)	(10.6)%	$11,364
Interest expense, net decreased by $11.4 million, or 15.0%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in interest expense was primarily due to decreases in interest rates on our debt and the reduction in our outstanding debt balance related to quarterly principal payments. The weighted-average effective interest rate on our debt during the year ended December 31, 2021 was 2.9% compared to 3.4% for the year ended December 31, 2020. See Note 10. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
Other Income (Expense), Net

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$454	0.1%	$(469)	(0.1)%	$923
Other income (expense), net increased by $0.9 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Loss before income taxes	$(96,939)	(13.5)%	$(24,102)	(3.4)%	$(72,837)
Income tax expense (benefit)	(32,469)	(4.5)	(140,166)	(19.6)	107,697
Effective tax rate	33.5%		581.6%		(548.1)%
Our income tax benefit for the year ended December 31, 2021 was $32.5 million as compared to $140.2 million for the year ended December 31, 2020. The change in the effective tax rate for the period was primarily due to a discrete tax benefit of $138.2 million that was recognized for the year ended December 31, 2020 as a deferred tax asset related to the IP Transfer. For additional discussion about our income taxes, see Note 15. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Discontinued Operations

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Total revenue	$188,647	100.0%	$302,471	100.0%	$(113,824)
Total cost of revenue	29,168	15.5	63,173	20.9	(34,005)
Operating expenses	136,002	72.1	184,108	60.9	(48,106)
Income before income taxes	22,869	12.1	54,421	18.0	(31,552)
Income tax expense	9,807	5.2	12,010	4.0	(2,203)
Income from discontinued operations, net of taxes	13,062	6.9	42,411	14.0	(29,349)
N‑able's historical financial results through the Separation date of July 19, 2021 are reflected in our consolidated financial statements as discontinued operations.
Comparison for the Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$104,469	14.6%	$69,060	10.3%	$35,409
Maintenance	468,313	65.3	435,980	65.2	32,333
Total recurring revenue	572,782	79.9	505,040	75.5	67,742
License	143,988	20.1	164,063	24.5	(20,075)
Total revenue	$716,770	100.0%	$669,103	100.0%	$47,667
Total revenue increased $47.7 million, or 7.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Revenue from North America was approximately 71% and 70% of total revenue for the years ended December 31, 2020 and 2019, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $35.4 million, or 51.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to sales of our service desk and database monitoring solutions and, to a lesser extent, our time-based subscription offerings. Our subscription revenue increased as a percentage of our total revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve-Months Ended December 31,
	2020	2019

Net retention rate(1)	98%	102%
_______
(1)Net retention rate for subscription products represents the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of the calculation for that same customer base.
Maintenance Revenue. Maintenance revenue increased $32.3 million, or 7.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a growing maintenance renewal customer base from sales of our perpetual license products, strong maintenance renewal rates and annual maintenance price increases.

Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve-Months Ended December 31,
	2020	2019

Maintenance renewal rate(1)	92%	95%
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
License Revenue
License revenue decreased $20.1 million, or 12.2%, primarily due to decreased sales of our licensed products resulting from the difficult economic environment during the year as a result of the global recession caused by COVID-19 and the Cyber Incident in December 2020 and, to a lesser extent, an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses.
Cost of Revenue

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$54,339	7.6%	$46,318	6.9%	$8,021
Amortization of acquired technologies	157,104	21.9	151,816	22.7	5,288
Total cost of revenue	$211,443	29.5%	$198,134	29.6%	$13,309
Total cost of revenue increased in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $3.6 million and personnel costs to support new customers and additional product offerings of $3.0 million, which includes a $0.7 million increase in stock-based compensation expense. The increase in amortization of acquired technologies was primarily related to intangibles acquired through our acquisitions in 2019.
Operating Expenses

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	217,887	30.4%	$194,250	29.0%	$23,637
Research and development	85,754	12.0	75,882	11.3%	9,872
General and administrative	98,308	13.7	74,352	11.1%	23,956
Amortization of acquired intangibles	51,125	7.1	46,623	7.0%	4,502
Total operating expenses	$453,074	63.2%	$391,107	58.4%	$61,967
Sales and Marketing. Sales and marketing expenses increased $23.6 million, or 12.2%, primarily due to increases in personnel costs of $23.4 million, which includes an increase of $9.9 million in stock-based compensation expense, and marketing program costs of $1.0 million. These increases were partially offset by a reduction in travel costs of $2.2 million. We increased our sales and marketing personnel costs and marketing program costs to support growth in the business and through the acquisitions.

Research and Development. Research and development expenses increased $9.9 million, or 13.0%, primarily due to an increase in personnel costs of $11.9 million, which includes an increase in stock-based compensation expense of $5.7 million, partially offset by reductions in travel costs of $0.9 million and contract services of $0.6 million. We increased our worldwide research and development employee headcount to expedite delivery of product enhancements and new product offerings to our customers and through acquisitions.
General and Administrative. General and administrative expenses increased $24.0 million, or 32.2%, primarily due to a $22.9 million increase in personnel costs, which includes a $19.6 million increase in stock-based compensation expense, a $3.2 million increase in costs related to the Cyber Incident and a $1.4 million increase in our provision for losses on accounts receivables. These increases were partially offset by decreases in restructuring costs of $2.8 million and offering and travel costs of $1.7 million. The increase in stock-based compensation expense was primarily related to modifications of certain stock awards during fiscal year 2020 to amend award terms and eliminate performance vesting criteria and the acceleration of certain stock awards in connection with the resignation of our Chief Executive Officer. The increase in our provision for losses on accounts receivables was primarily related to customers acquired in recent acquisitions and customers potentially impacted by the economic uncertainty resulting from the COVID-19 pandemic.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $4.5 million, or 9.7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to amortization related to our acquisitions completed in 2019 and 2020. See Note 4. Acquisitions in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our acquisitions including the intangible assets acquired.
Interest Expense, Net

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(75,886)	(10.6)%	$(108,078)	(16.2)%	$32,192
Interest expense, net decreased by $32.2 million, or 29.8%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in interest expense was primarily due to decreases in interest rates on our debt. The weighted-average effective interest rate on our debt during the year ended December 31, 2020 was 3.4% compared to 5.0% for the year ended December 31, 2019. See Note 10. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
Other Income (Expense), Net

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Total other income (expense), net	$(469)	(0.1)%	$14	—%	$(483)
Other income (expense), net decreased by $0.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.

Income Tax Expense (Benefit)

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Loss before income taxes	$(24,102)	(3.4)%	$(28,202)	(4.2)%	$4,100
Income tax expense (benefit)	(140,166)	(19.6)	(3,145)	(0.5)	(137,021)
Effective tax rate	581.6%		11.2%		570.4%
Our income tax benefit for the year ended December 31, 2020 was $140.2 million as compared to $3.1 million for the year ended December 31, 2019. The change in the effective tax rate for the period was primarily due to a discrete tax benefit of $138.2 million that was recognized as a deferred tax asset related to the IP Transfer. For additional discussion about our income taxes, see Note 15. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Discontinued Operations

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Total revenue	$302,471	100.0%	$263,422	100.0%	$39,049
Total cost of revenue	63,173	20.9	57,320	21.8	5,853
Operating expenses	184,108	60.9	150,791	57.2	33,317
Income before income taxes	54,421	18.0	55,706	21.1	(1,285)
Income tax expense	12,010	4.0	12,007	4.6	3
Income from discontinued operations, net of taxes	42,411	14.0	43,699	16.6	(1,288)

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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments, the Cyber Incident and restructuring charges, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.

Non-GAAP Revenue from Continuing Operations
We define non-GAAP total revenue as total revenue excluding the impact of purchase accounting from acquisitions. We monitor this measure to assess our performance because we believe our revenue growth rate would be overstated without this adjustment. Due to the impact of purchase accounting on GAAP revenue, we believe presenting non-GAAP total revenue aids in the comparability between periods and in assessing our overall operating performance. Beginning in the first quarter of 2022, SolarWinds will no longer adjust our revenue for the impact of purchase accounting.

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Total GAAP revenue	$718,632	$716,770	$669,103
Impact of purchase accounting (1)	134	2,540	5,930
Total non-GAAP revenue	$718,766	$719,310	$675,033
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

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except margin data)
GAAP operating income (loss) from continuing operations	$(32,871)	$52,253	$79,862
Impact of purchase accounting	134	2,540	5,930
Stock-based compensation expense and related employer-paid payroll taxes	59,943	64,744	28,806
Amortization of acquired technologies	159,973	157,104	151,816
Amortization of acquired intangibles	55,314	51,125	46,623
Acquisition and other costs	1,696	5,848	7,122
Restructuring costs	11,415	2,251	5,232
Cyber Incident costs, net	33,114	3,485	—
Non-GAAP operating income	$288,718	$339,350	$325,391
GAAP operating margin	(4.6)%	7.3%	11.9%
Non-GAAP operating margin	40.2%	47.2%	48.2%
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

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except margin data)
Net income (loss) from continuing operations	$(64,470)	$116,064	$(25,057)
Amortization and depreciation	230,135	221,406	209,105
Income tax benefit	(32,469)	(140,166)	(3,145)
Interest expense, net	64,522	75,886	108,078
Impact of purchase accounting on total revenue	134	2,540	5,930
Unrealized foreign currency (gains) losses	(1,479)	987	(338)
Acquisition and other costs	1,696	5,848	7,122
Debt related costs	378	365	384
Stock-based compensation expense and related employer-paid payroll taxes	59,943	64,744	28,806
Restructuring costs	11,794	2,251	5,232
Cyber Incident costs, net	33,114	3,485	—
Adjusted EBITDA	$303,298	$353,410	$336,117
Adjusted EBITDA margin	42.2%	49.1%	49.8%

Liquidity and Capital Resources
Cash and cash equivalents increased during the year and were $732.1 million as of December 31, 2021. Our international subsidiaries held approximately $33.9 million of cash and cash equivalents, of which 50.1% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. In connection with the Separation of N‑able in July 2021, we received a $506 million one-time net cash distribution from N-able and paid a $237.2 million Special Dividend to our stockholders in August 2021. We continue to evaluate the nature and extent of the impact of the Cyber Incident to our business and financial position. Currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of the proceedings and investigations resulting from the Cyber Incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. See Note 16. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cyber Incident” included in Item 7 of Part II of this Annual Report on Form 10-K for additional details related to the legal proceedings and governmental investigations related to the Cyber Incident. In addition, there continues to be uncertainty in the rapidly changing market and economic conditions related in part to the ongoing COVID-19 pandemic. However, despite these uncertainties, we believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.
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
Indebtedness
As of December 31, 2021, our total indebtedness was $1.9 billion, with up to $117.5 million of available borrowings under our revolving credit facility. See Note 10. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
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
Summary of Cash Flows
Summarized cash flow information is as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities from continuing operations	$118,092	$273,446	$209,580
Net cash used in investing activities from continuing operations	(13,469)	(163,987)	(459,415)
Net cash provided by (used in) financing activities from continuing operations	239,138	(25,556)	(25,624)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(4,355)	12,493	(2,067)
Net cash provided by discontinued operations	22,212	100,730	68,278
Net increase (decrease) in cash and cash equivalents	$361,618	$197,126	$(209,248)
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For 2021 compared to 2020, the decrease in cash provided by operating activities was primarily due decreased cash inflows resulting from the changes in our operating assets and liabilities for the period. The net cash outflow resulting from the changes in our operating assets and liabilities was $73.8 million for 2021 as compared to a net cash inflow of $33.5 million in 2020 and was primarily due to the timing of sales and cash payments and receipts. During the year ended December 31, 2021, cash flow from operations was impacted by lower license sales and maintenance renewal bookings, increased personnel related costs, as well as an increase in cash payments for expenses resulting from the Cyber Incident and the Separation. The change in deferred taxes was primarily related the deferred tax asset recognized as a result of the IP Transfer during the year ended December 31, 2020.
For 2020 compared to 2019, the increase in cash provided by operating activities was primarily due to an increase in net income adjusted for the net effect of non-cash items including deferred taxes, depreciation and amortization and stock-based compensation expense. The net cash inflow resulting from the changes in our operating assets and liabilities was $33.5 million for 2020 as compared to $21.8 million in 2019 and was primarily due to the timing of sales and cash payments and receipts. Cash flow from operations for the year ended December 31, 2020 was reduced by $54.6 million of cash paid for taxes which includes an $8.1 million cash payment related to the transition tax as a result of the U.S. Tax Act.
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
Net cash used in investing activities decreased in 2021 compared to 2020 and 2019 primarily due to decreases in cash used for acquisitions. See Note 4. Acquisitions in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our acquisitions.

Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash provided by financing activities increased in 2021 compared to 2020 primarily due to the net cash distribution received in connection with the Separation, which included $324.7 million in cash to repay intercompany indebtedness and $238.2 million as a one-time dividend payment, net of $57.3 million of cash distributed to N-able at the Separation. Cash provided by financing activities was reduced by the Special Dividend of $237.2 million we paid to our stockholders in August 2021.
Net cash used in financing activities decreased slightly in 2020 compared to 2019 primarily due to an increase in proceeds from issuance of common stock under our employee stock purchase plan and option exercises, partially offset by an increase in repurchases of common stock.
During the years ended December 31, 2021, 2020 and 2019, we withheld and retired shares of common stock to satisfy $14.0 million, $12.1 million and $7.3 million of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our consolidated financial statements.
In each of the years ended December 31, 2021, 2020 and 2019, we made $19.9 million of quarterly principal payments under our First Lien Credit Agreement. During the year ended December 31, 2021, in addition to our quarterly principal repayment, we made an excess principal payment from proceeds received at the Separation in the amount of $1.1 million. During the year ended December 31, 2019, net cash used in financing activities includes the proceeds and repayment of $35.0 million in borrowings under our Revolving Credit Facility.
Contractual and Other Obligations
Our material cash requirements from contractual and other obligations as of December 31, 2021 include our debt obligations, lease obligations, purchase obligations, long-term purchase commitments and tax obligations.
Debt Obligations. Our debt obligations relate to maturities and cash interest payments of our First Lien Term Loan. See Note 10. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt including our future minimum principal payments under the First Lien Term Loan.
Borrowings under our First Lien Term Loan bear interest at a floating rate and require quarterly cash interest payments. Based upon the interest rate in effect on December 31, 2021 of 2.85%, we estimate our cash interest expense to be approximately $55.0 million, $54.5 million and $5.0 million for the years ended December 31, 2022, 2023 and 2024, respectively.
Lease Obligations. Our short-term and long-term lease obligations relate to maturities of our operating lease liabilities. See Note 8. Leases in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details including the maturities of our operating lease liabilities as of December 31, 2021.
Purchase Obligations. Our purchase obligations primarily represent outstanding purchase orders for purchases of software license and support fees, public cloud infrastructure and hosting fees, corporate health insurance costs, marketing activities, accounting, legal and contractor fees and computer hardware and software costs entered into in the ordinary course of business. The terms of our purchase orders generally allow us the option to cancel and adjust terms based on our business needs prior to the delivery of goods or performance of services. As of December 31, 2021, we had approximately $79.3 million in outstanding purchase obligations, of which $67.5 million require us to make cash payments in the next 12 months.
Long-term Purchase Commitments. Our long-term purchase commitments relate to non-cancellable minimum or fixed purchase commitments for third-party cloud infrastructure platform and hosting services. As of December 31, 2021, we had approximately $60.0 million in outstanding long-term purchase commitments which requires us to make cash payments over the next 5 years. Subsequent to December 31, 2021, we entered into an additional long-term purchase commitment for third-party cloud infrastructure platform and hosting services which requires us to make cash payments over the next 5 years in the aggregate amount of approximately $75.0 million, of which $12.0 million is payable in the next 12 months.
Tax Obligations. Our tax obligations include periodic tax payments and the provisional one–time transition tax as a result of the U.S. Tax Act which we elected to pay over eight years. As of December 31, 2021, our remaining transition tax payable was $78.1 million, of which $8.9 million will be paid in the next 12 months. In addition, other long-term obligations on our balance sheet as of December 31, 2021 included non-current income tax liabilities of $21.0 million, which are primarily related to unrecognized tax benefits. We cannot reasonably estimate the period during which this obligation may be incurred, if at all.

See Note 15. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details.
During the year ended December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The Cyber Incident has had and may continue to have an adverse effect on our business, results of operations and financial condition. In addition, there continues to be uncertainty in the rapidly changing market and economic conditions due to the COVID-19 pandemic. We have made estimates of the impact of the Cyber Incident, and to a lesser extent COVID-19, within our financial statements as of and for the year ended December 31, 2021 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
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
During the fourth quarter of 2021, we reevaluated our reporting units to better align with our current management structure and internal financial reporting which resulted in a change from three reporting units to one reporting unit. Due to the change in reporting units, we performed a quantitative, “Step 1,” assessment for our Core IT, Application Management and ITSM, or service desk solution, reporting units immediately before the change in reporting units. As of October 1, 2021 our Core IT, Application Management and ITSM reporting units had allocated goodwill of $2.98 billion, $64.8 million and $286.2 million, respectively. We engaged a third-party valuation specialist to assist in the performance of the impairment analysis of our reporting unit.
For the quantitative annual goodwill impairment analysis, we utilized a combination of both an income and market approach to evaluate each of our reporting units before and after the change in reporting units. We applied a 66.7% weighting to the income approach and a 33.3% weighting to the market approach to arrive at the total fair value used for impairment testing. We applied a greater weighting to the income approach as we believe the income approach is a better indicator of fair value by using projected cash flows of the reporting units being valued. The income approach is based on the present value of projected cash flows and a terminal value. The discounted cash flow models reflect our assumptions regarding revenue growth rates, estimated implications of the Cyber Incident to our cost structure, economic and market trends and other expectations about the anticipated operating results of our reporting units. We discounted the estimated cash flows for each of the reporting units using rates that represent a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. We utilized weighted average cost of capital rates of 11.5%, 10.5% and 10.5% for our Core IT, Application Management and ITSM reporting units, respectively. The market approach develops an indication of fair value by calculating average market pricing multiples of revenues and EBITDA for selected peer publicly-traded companies and reflects a control premium based on a review of current and past market information to compute the value. The developed multiples were applied to applicable financial measures of the respective reporting unit to determine an estimated fair value. Significant estimates and assumptions included in the market approach are the selection of an appropriate peer group to derive revenue and EBITDA multiples, and a selected control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share. After determining the fair value of each of our reporting units, we reconciled the aggregate fair values of the reporting units to the Company's market capitalization as of October 1, 2021. As a result of the impairment analysis, our Core IT, Application Management and ITSM reporting units were determined to have fair values that exceeded their carrying values by approximately 10.8%, 108.7% and 11.7%, respectively, and therefore no impairment was recognized.
Subsequent to our annual goodwill impairment analysis, we experienced a decline in our stock price resulting in the total market value of our shares of stock outstanding, or market capitalization, being less than the carrying value of our reporting unit as of December 31, 2021. We considered the decline in market capitalization in our evaluation of goodwill impairment indicators and determined it appropriate to perform a quantitative assessment of our reporting unit as of December 31, 2021. As of December 31, 2021 we had goodwill of $3.3 billion.
We utilized a combination of both an income and market approach to evaluate our reporting unit consistent with the valuation approach discussed above in our October 1, 2021 analysis. We reviewed the key inputs and assumptions in both the income and market approach. For the income approach, we utilized a weighted average cost of capital rate of 11.0%. For the market approach, we evaluated the control premium by comparing it to observable control premiums from recent market transactions in our peer group and determined 15.0% to be a reasonable control premium. After determining the fair value of our reporting unit, we compared the fair value of the reporting unit to the Company's market capitalization as of December 31, 2021. As a result of the impairment analysis, our reporting unit was determined to have a fair value that exceeded its carrying value by approximately 7.2%, and therefore no impairment was recognized.
We also performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing more conservative assumptions that reflect reasonably likely future changes in the terminal growth rate and the additional risk premium rate used in the weighted average cost of capital calculation. We could reduce the terminal growth rate by 100 basis points and the fair value of the reporting unit would still exceed its carrying value. We also increased the additional risk premium rate by 100 basis point change with no impairment indicated for the reporting unit.
Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include such items as: (i) a decrease in future cash flows due to lower than expected license sales or maintenance renewals and higher than estimated costs to respond to the Cyber Incident, (ii) higher than expected customer attrition resulting from customer concerns related to the Cyber Incident, (iii) adverse loss exposure from claims, fines or penalties from the Cyber Incident; and (iv) volatility in the equity and debt markets or other macroeconomic factors which could result in a higher weighted-average cost of capital. Accordingly, if our current cash flow assumptions are not realized, it is possible that an impairment charge may be recorded in the future.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. As of December 31, 2021, we had a valuation allowance of $11.9 million.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $732.1 million and $270.7 million at December 31, 2021 and 2020, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at December 31, 2021.
We had total indebtedness with an outstanding principal balance of $1.91 billion at December 31, 2021 and $1.93 billion at December 31, 2020. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 0% floor. As of December 31, 2021 and 2020, the annual weighted-average rate on borrowings was 2.85% and 2.90%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.1 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2021 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.9 billion U.S. dollar term loans as of December 31, 2021, not subject to market pricing.
See Note 10. Debt in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
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
Our consolidated statements of operations are translated into USD at the average exchange rates in each applicable period. Our international revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the USD primarily flow through our European subsidiaries, which have the Euro as their functional currency. This results in a two-step currency exchange process wherein the currencies other than the Euro are first converted into the functional currency and then translated into USD for our consolidated financial statements. As an example, revenue for sales in Australia is translated from the Australian Dollar to the Euro and then into the USD.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of December 31, 2021 and 2020, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our consolidated statements of operations was insignificant for the years ended December 31, 2021 and 2020.
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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our independent registered public accounting firm, which has audited our consolidated financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, and issued an audit report on our internal controls over financial reporting, which is included in Part II, Item 8 of this report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is omitted from this report. We intend to include such information in our definitive proxy statement ("Proxy Statement") related to our 2022 annual meeting of stockholders pursuant to Regulation 14A under the Exchange Act, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.
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
3.Exhibits.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of May 8, 2016, among Project Lake Holdings, Ltd., SolarWinds Holdings, Inc., LOGICnow Holding S.à r.l., and LOGICnow Holdings Ltd.	S-1	333-227479	2.1	9/21/2018
2.2	Separation and Distribution Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	2.1	7/20/2021
3.1	Third Amended and Restated Certificate of Incorporation as currently in effect	10-Q	001-38711	3.1	11/27/2018
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38711	3.1	7/26/2021
3.3	Amended and Restated Bylaws as currently in effect	10-Q	001-38711	3.2	11/27/2018
4.1	Amended and Restated Stockholders' Agreement, dated October 18, 2018, by and among the Company and the stockholders' named therein	10-Q	001-38711	4.1	11/27/2018
4.1.1	First Amendment to Amended and Restated Stockholders' Agreement among the Company and the stockholders named therein, dated November 18, 2021	8-K	001-38711	10.1	11/19/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.2	Registration Rights Agreement, dated as of February 5, 2016, by and among the registrant and certain stockholders named therein	S-1	333-227479	4.3	9/21/2018
4.3*	Description of Registrant's Securities Registered under Section 12 of the Exchange Act
10.1	First Lien Credit Agreement, dated as of February 5, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Goldman Sachs Lending Partners LLC, as documentation agent	S-1	333-227479	10.1	9/21/2018
10.1.1	Amendment No. 1 to First Lien Credit Agreement, dated as of May 27, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.1	9/21/2018
10.1.2	Amendment No. 2 to First Lien Credit Agreement, dated as of August 18, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.2	9/21/2018
10.1.3	Amendment No. 3 to First Lien Credit Agreement, dated as of February 21, 2017, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.3	9/21/2018
10.1.4	Amendment No. 4 to First Lien Credit Agreement, dated as of March 15, 2018, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.4	9/21/2018
10.1.5	Amendment No. 5 to First Lien Credit Agreement, dated as of July 27, 2021, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	8-K	001-38711	10.1	7/30/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3	Management Fee Agreement, dated as of February 5, 2016, among the registrant, SolarWinds Intermediate Holdings II, Inc., SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc., SolarWinds MSP Holdings Limited, SolarWinds International Holdings, Ltd., SolarWinds, Inc., Silver Lake Management Company IV, L.L.C., Thoma Bravo, LLC and Thoma Bravo Partners XI, L.P.	S-1	333-227479	10.3	9/21/2018
10.4	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	S-1	333-227479	10.4	9/21/2018
10.5#	SolarWinds Corporation Equity Plan, dated as of June 24, 2016, and forms of agreement thereunder	S-1	333-227479	10.5	9/21/2018
10.6#	SolarWinds Corporation 2018 Equity Incentive Plan and forms of agreements thereunder	10-Q	001-38711	10.1	11/27/2018
10.7	SolarWinds Corporation 2018 Employee Stock Purchase Plan	10-K	001-38711	10.7	2/25/2019
10.8#	Form of SolarWinds Corporation Bonus Plan	S-1	333-227479	10.8	9/21/2018
10.9#	Amended and Restated Employment Agreement, dated as of April 27, 2016, between SolarWinds Worldwide, LLC and J. Barton Kalsu	S-1	333-227479	10.10	9/21/2018
10.10#	Employment Agreement, dated as of October 15, 2015, between SolarWinds Worldwide, LLC and David Gardiner	S-1	333-227479	10.11	9/21/2018
10.10.1#	Amendment to Employment Agreement, dated as of April 27, 2016, between SolarWinds Worldwide, LLC and David Gardiner	S-1	333-227479	10.11.1	9/21/2018
10.10.2#	Letter of Assignment (2017–2018), dated as of July 1, 2017, between SolarWinds Worldwide, LLC and David Gardiner	S-1	333-227479	10.11.2	9/21/2018
10.11#	Employment Agreement, dated as of September 15, 2015, between SolarWinds Worldwide, LLC and Jason Bliss	10-Q	001-38711	10.1	5/8/2020
10.11.1#	Amendment to Employment Agreement, dated April 27, 2016, between SolarWinds Worldwide, LLC and Jason Bliss	10-Q	001-38711	10.2	5/8/2020
10.12#	Employment Agreement, dated as of December 7, 2020, between SolarWinds Corporation and Sudhakar Ramakrishna.	8-K	001-38711	10.1	12/9/2020
10.12.1#	Amendment to Employment Agreement, dated as of January 4, 2021, between SolarWinds Corporation and Sudhakar Ramakrishna	8-K	001-38711	10.1	1/6/2021
10.12.2#	Second Amendment to Employment Agreement, dated March 9, 2021, between SolarWinds Corporation and Sudhakar Ramakrishna	8-K	001-38711	10.1	3/11/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13	Transition Services Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.1	7/20/2021
10.14	Tax Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.2	7/20/2021
10.15	Employee Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.3	7/20/2021
10.16	Intellectual Property Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.4	7/20/2021
10.17	Trademark License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.5	7/20/2021
10.18	Software Cross-License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.6	7/20/2021
21.1*	List of subsidiaries of the registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (formatted as Inline XBRL)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing

ITEM 16. FORM 10–K SUMMARY
None.

SOLARWINDS CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	February 25, 2022	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sudhakar Ramakrishna	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Sudhakar Ramakrishna

/s/ J. Barton Kalsu	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022
J. Barton Kalsu

/s/ Cathleen Benko	Director	February 25, 2022
Cathleen Benko

/s/ William Bock	Director	February 25, 2022
William Bock

/s/ Seth Boro	Director	February 25, 2022
Seth Boro

/s/ Kenneth Y. Hao	Director	February 25, 2022
Kenneth Y. Hao

/s/ Michael Hoffmann	Director	February 25, 2022
Michael Hoffman

/s/ Dennis Howard	Director	February 25, 2022
Dennis Howard

/s/ Catherine Kinney	Director	February 25, 2022
Catherine Kinney

/s/ James Lines	Director	February 25, 2022
James Lines

/s/ Doug Smith	Director	February 25, 2022
Doug Smith

/s/ Easwaran Sundaram	Director	February 25, 2022
Easwaran Sundaram

/s/ Michael Widmann	Director	February 25, 2022
Michael Widmann

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
SOLARWINDS CORPORATION
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Comprehensive Income (Loss)	F-7
Consolidated Statements of Stockholders’ Equity	F-8
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-11
1. Organization and Nature of Operations
2. Summary of Significant Accounting Policies
3. Discontinued Operations
4. Acquisitions
5. Goodwill and Intangible Assets
6. Fair Value Measurements
7. Property and Equipment
8. Leases
9. Accrued Liabilities and Other
10. Debt
11. Stockholders’ Equity and Stock-Based Compensation
12. Earnings (Loss) Per Share
13. Employee Benefit Plans
14. Related Party Transactions
15. Income Taxes
16. Commitments and Contingencies
17. Operating Segments and Geographic Information
18. Quarterly Results of Operations (Unaudited)
Schedule II - Valuation and Qualifying Accounts - For the years ended December 31, 2021, 2020 and 2019	F-44

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SolarWinds Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SolarWinds Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2019.
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
Revenue Recognition - Standalone Selling Price for Transactions with Multiple Performance Obligations
As described in Note 2 to the consolidated financial statements, the Company recognized $114.6 million and $479.4 million of license and maintenance revenue, respectively, during the year ended December 31, 2021. The Company’s performance obligations include perpetual and time-based licenses and maintenance support including unspecified upgrades or enhancements to new versions of its software products. Management allocates the transaction price of the contract to each distinct performance obligation in the contract based on a relative standalone selling price. Determining standalone selling prices for the Company’s performance obligations requires judgment and is based on multiple factors including, but not limited to, historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels.
The principal considerations for our determination that performing procedures relating to revenue recognition – standalone selling price for transactions with multiple performance obligations is a critical audit matter are the significant judgment by management when determining the standalone selling prices, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to standalone selling prices used to allocate the transaction price of the contract to each distinct performance obligation in the contract.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of standalone selling prices, including controls over the completeness and accuracy of the underlying data. These procedures also included, among others, testing management’s process for determining the standalone selling prices. Testing management’s process for determining the standalone selling prices involved (i) evaluating the appropriateness of the overall methodology used by management; (ii) evaluating the reasonableness of the segmentation considerations by product, sales channels and geography; and (iii) testing the completeness and accuracy of the historical selling prices and discounts.
Goodwill Impairment Assessment
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3,308.4 million as of December 31, 2021. During the fourth quarter of 2021, management reevaluated the Company’s reporting units which resulted in a change from three reporting units to a single reporting unit. Management tests goodwill for impairment at least annually during the fourth quarter or sooner when circumstances indicate an impairment may exist. Subsequent to the October 1, 2021 annual goodwill impairment analysis, the Company experienced a decline in its stock price resulting in the total market value of all its shares of stock outstanding being less than its carrying value as of December 31, 2021. Management considered the decline in market capitalization in the evaluation of goodwill impairment indicators and determined it appropriate to perform a quantitative impairment assessment as of December 31, 2021. As a result of the assessment, management determined that the reporting unit fair value exceeded its carrying value by approximately 7.2%, and therefore, no impairment was recognized. Management estimated the fair value of the reporting unit by utilizing a combination of both an income and market approach. The income approach is based on the present value of projected cash flows, which reflects management’s assumptions regarding revenue growth rates and discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are the significant judgment by management when developing the fair value of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting unit and controls over the development of significant assumptions related to the revenue growth rates and discount rate. These procedures also included, among others, testing management’s process for developing the fair value estimate. Testing management’s process included (i) evaluating the appropriateness of the income approach, (ii) testing the completeness and accuracy of data used in the approach and, (iii) evaluating the reasonableness of management’s significant assumptions related to the revenue growth rates and discount rate. Evaluating management’s significant assumptions related to the revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 25, 2022

We have served as the Company’s auditor since 2004.

SolarWinds Corporation
Consolidated Balance Sheets
(In thousands, except share and per share information)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$732,116	$270,708
Accounts receivable, net of allowances of $476 and $1,985 as of December 31, 2021 and 2020, respectively	95,095	85,514
Income tax receivable	1,114	1,011
Prepaid and other current assets	30,515	20,080
Current assets of discontinued operations	—	135,420
Total current assets	858,840	512,733
Property and equipment, net	29,722	39,059
Operating lease assets	74,318	97,264
Deferred taxes	144,162	147,265
Goodwill	3,308,405	3,375,319
Intangible assets, net	342,563	565,611
Other assets, net	34,117	30,011
Non-current assets of discontinued operations	—	943,221
Total assets	$4,792,127	$5,710,483
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,327	$12,390
Accrued liabilities and other	41,328	53,140
Current operating lease liabilities	14,382	14,951
Accrued interest payable	153	157
Income taxes payable	3,086	11,911
Current portion of deferred revenue	327,701	336,573
Current debt obligation	19,900	19,900
Current liabilities of discontinued operations	—	42,182
Total current liabilities	413,877	491,204
Long-term liabilities:
Deferred revenue, net of current portion	34,968	36,511
Non-current deferred taxes	16,918	54,691
Non-current operating lease liabilities	74,543	100,430
Other long-term liabilities	93,156	114,615
Long-term debt, net of current portion	1,870,769	1,882,672
Non-current liabilities of discontinued operations	—	19,673
Total liabilities	2,504,231	2,699,796
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 159,176,042 and 156,519,611 shares issued and outstanding as of December 31, 2021 and 2020, respectively	159	157
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	2,566,783	3,112,262
Accumulated other comprehensive income	1,306	127,212
Accumulated deficit	(280,352)	(228,944)
Total stockholders’ equity	2,287,896	3,010,687
Total liabilities and stockholders’ equity	$4,792,127	$5,710,483
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Operations
(In thousands, except per share information)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription	$124,601	$104,469	$69,060
Maintenance	479,415	468,313	435,980
Total recurring revenue	604,016	572,782	505,040
License	114,616	143,988	164,063
Total revenue	718,632	716,770	669,103
Cost of revenue:
Cost of recurring revenue	67,043	54,339	46,318
Amortization of acquired technologies	159,973	157,104	151,816
Total cost of revenue	227,016	211,443	198,134
Gross profit	491,616	505,327	470,969
Operating expenses:
Sales and marketing	236,383	217,887	194,250
Research and development	101,813	85,754	75,882
General and administrative	130,977	98,308	74,352
Amortization of acquired intangibles	55,314	51,125	46,623
Total operating expenses	524,487	453,074	391,107
Operating income (loss)	(32,871)	52,253	79,862
Other income (expense):
Interest expense, net	(64,522)	(75,886)	(108,078)
Other income (expense), net	454	(469)	14
Total other expense	(64,068)	(76,355)	(108,064)
Loss before income taxes	(96,939)	(24,102)	(28,202)
Income tax benefit	(32,469)	(140,166)	(3,145)
Net income (loss) from continuing operations	(64,470)	116,064	(25,057)
Net income from discontinued operations, net of tax	13,062	42,411	43,699
Net income (loss)	$(51,408)	$158,475	$18,642
Net income (loss) from continuing operations available to common stockholders	$(64,630)	$115,356	$(24,786)
Net income from discontinued operations available to common stockholders	$13,062	$42,152	$43,227
Net income (loss) available to common stockholders per share:
Basic earnings (loss) from continuing operations per share	$(0.41)	$0.74	$(0.16)
Basic earnings from discontinued operations per share	0.08	0.27	0.28
Basic earnings (loss) per share	$(0.33)	$1.01	$0.12
Diluted earnings (loss) from continuing operations per share	$(0.41)	$0.73	$(0.16)
Diluted earnings from discontinued operations per share	0.08	0.27	0.28
Diluted earnings (loss) per share	$(0.33)	$1.00	$0.12
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share	158,040	155,277	153,384
Shares used in computation of diluted earnings (loss) per share	158,040	157,782	153,384

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(51,408)	$158,475	$18,642
Other comprehensive income (loss):
Foreign currency translation adjustment	(125,906)	132,459	(22,290)
Other comprehensive income (loss)	(125,906)	132,459	(22,290)
Comprehensive income (loss)	$(177,314)	$290,934	$(3,648)
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	152,470	$152	$3,011,233	$17,043	$(412,328)	$2,616,100
Cumulative effect adjustment of adoption of revenue recognition accounting standard	—	—	—	—	6,267	6,267
Foreign currency translation adjustment	—	—	—	(22,290)	—	(22,290)
Net income	—	—	—	—	18,642	18,642
Comprehensive loss						(3,648)
Exercise of stock options	286	—	623	—	—	623
Restricted stock units issued, net of shares withheld for taxes	570	1	(7,261)	—	—	(7,260)
Issuance of stock	781	1	821	—	—	822
Issuance of stock under employee stock purchase plan	38	—	1,080	—	—	1,080
Equity awards assumed in acquisitions	—	—	778	—	—	778
Stock-based compensation	—	—	34,760	—	—	34,760
Balance at December 31, 2019	154,145	154	3,042,034	(5,247)	(387,419)	2,649,522
Foreign currency translation adjustment	—	—	—	132,459	—	132,459
Net income	—	—	—	—	158,475	158,475
Comprehensive income						290,934
Exercise of stock options	358	1	1,062	—	—	1,063
Restricted stock units issued, net of shares withheld for taxes	1,018	1	(12,081)	—	—	(12,080)
Issuance of stock	822	1	848	—	—	849
Issuance of stock under employee stock purchase plan	177	—	5,404	—	—	5,404
Stock-based compensation	—	—	74,995	—	—	74,995
Balance at December 31, 2020	156,520	157	3,112,262	127,212	(228,944)	3,010,687
Foreign currency translation adjustment	—	—	—	(125,906)	—	(125,906)
Net loss	—	—	—	—	(51,408)	(51,408)
Comprehensive loss						(177,314)
Exercise of stock options	300	—	616	—	—	616
Restricted stock units issued, net of shares withheld for taxes	1,614	2	(13,993)	—	—	(13,991)
Issuance of stock	461	—	505	—	—	505
Issuance of stock under employee stock purchase plan	281	—	5,658	—	—	5,658
Distribution of N-able business	—	—	(366,483)	—	—	(366,483)
Special dividends paid ($1.50 per share)	—	—	(237,214)	—	—	(237,214)
Stock-based compensation	—	—	65,432	—	—	65,432
Balance at December 31, 2021	159,176	$159	$2,566,783	$1,306	$(280,352)	$2,287,896

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss) from continuing operations	$(64,470)	$116,064	$(25,057)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	230,135	221,406	209,105
Provision for doubtful accounts	23	1,187	(316)
Stock-based compensation expense	58,763	63,153	28,311
Amortization of debt issuance costs	9,103	9,166	9,234
Deferred taxes	(40,567)	(172,920)	(33,848)
(Gain) loss on foreign currency exchange rates	(1,479)	938	(312)
Other non-cash expenses	378	915	635
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(9,926)	12,497	(13,948)
Income taxes receivable	(281)	(755)	46
Prepaid and other current assets	(13,965)	(4,841)	(10,069)
Accounts payable	(4,915)	(214)	3,970
Accrued liabilities and other	(11,047)	16,693	2,994
Accrued interest payable	(4)	(91)	(42)
Income taxes payable	(32,587)	(7,170)	(3,771)
Deferred revenue	(852)	17,104	41,743
Other long-term liabilities	(217)	314	905
Net cash provided by operating activities from continuing operations	118,092	273,446	209,580
Cash flows from investing activities
Purchases of property and equipment	(9,252)	(16,882)	(11,397)
Purchases of intangible assets	(4,664)	(5,198)	(3,429)
Acquisitions, net of cash acquired	447	(141,907)	(447,624)
Proceeds from sale of cost method investment and other	—	—	3,035
Net cash used in investing activities from continuing operations	(13,469)	(163,987)	(459,415)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	5,658	5,404	1,080
Repurchase of common stock and incentive restricted stock	(14,228)	(12,123)	(7,427)
Exercise of stock options	616	1,063	623
Distribution from spin-off of discontinued operations, net	505,580	—	—
Dividends paid	(237,214)	—	—
Proceeds from credit agreement	—	—	35,000
Repayments of borrowings from credit agreement	(20,950)	(19,900)	(54,900)
Payment of debt issuance costs	(324)	—	—
Net cash provided by (used in) financing activities from continuing operations	239,138	(25,556)	(25,624)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(4,355)	12,493	(2,067)
Cash flows of discontinued operations
Operating activities of discontinued operations	39,040	115,648	90,327
Investing activities of discontinued operations	(15,003)	(16,140)	(23,038)
Financing activities of discontinued operations	(903)	—	—
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(922)	1,222	989
Net cash provided by discontinued operations	22,212	100,730	68,278
Net increase (decrease) in cash and cash equivalents	361,618	197,126	(209,248)
Cash and cash equivalents
Beginning of period	370,498	173,372	382,620
End of period	$732,116	$370,498	$173,372

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$56,053	$67,169	$100,549
Cash paid for income taxes	$43,864	$54,583	$47,988

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations
SolarWinds Corporation, a Delaware corporation, and its subsidiaries (“Company”, “we,” “us” and “our”) is a leading provider of simple, powerful and secure information technology, or IT, management software. Our solutions give organizations worldwide, regardless of type, size or complexity, the power to accelerate business transformation in today's hybrid IT environments. Our approach, which we refer to as the SolarWinds Model, combines customer-driven products with an "inside-first" selling motion. We’ve built our business to enable the technology professionals who use our products to manage “all things IT.” Our range of customers has expanded over time to include network and systems engineers, database administrators, storage administrators, DevOps, SecOps and service desk professionals. Our SolarWinds Model enables us to sell our products for use in organizations ranging in size from very small businesses to large enterprises.
In February 2016, we were acquired by affiliates of Silver Lake Group, L.L.C and Thoma Bravo, LLC in a take private transaction, or the Take Private. We applied purchase accounting on the date of the Take Private which required all assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. In October 2018, we completed our initial public offering, or IPO.
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
Reverse Stock Split
Effective July 30, 2021, we effected a 2:1 reverse stock split of our common stock. As a result of the reverse stock split, all share and per share figures contained in the consolidated financial statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.
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
Use of Estimates
The preparation of financial statements in conformity with United States of America generally accepted accounting principles ("GAAP") requires our management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The previously disclosed cyberattack on our Orion Software Platform and internal systems, or Cyber Incident, has had and may continue to have an adverse effect on our business, results of operations and financial condition. In addition, there continues to be uncertainty in the rapidly changing market and economic conditions due to the coronavirus disease 2019, or COVID-19, pandemic. We have made estimates of the impact of the Cyber Incident and COVID-19 pandemic within our financial statements as of and for the years ended December 31, 2021 and 2020 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition;
•stock-based compensation;
•income taxes; and
•loss contingencies.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of operations. There were no equity transactions denominated in foreign currencies for the years ended December 31, 2021 and 2020. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities.
Recently Adopted Accounting Pronouncements
On January 1, 2020 we adopted the FASB Accounting Standards Update ("ASU") No. 2017-04 "Intangibles-Goodwill and Other," or Accounting Standards Codification ("ASC") 350, which simplifies the accounting for goodwill impairment. The new guidance removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. The standard did not have a material impact on our consolidated financial statements for the year ended December 31, 2020.
On January 1, 2019 we adopted the FASB ASU No. 2014-09 “Revenue from Contracts with Customers,” or ASC 606, which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,” including prescriptive industry-specific guidance. This standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 using the modified-retrospective method.
On December 31, 2019, as we no longer qualified as an emerging growth company, we retroactively adopted the FASB ASU No. 2016-02 “Leases,” or ASC 842, as of January 1, 2019 using the optional transition method in which an entity can apply the new standard at the adoption date without adjusting comparative prior periods. The new lease accounting standard replaced existing lease accounting standards and expanded disclosure requirements. The adoption of the new standard resulted in leases currently designated as operating leases being reported on our consolidated balance sheet at their net present value.
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08 "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, "Revenue from Contracts with Customers", instead of at fair value on the acquisition date as previously required by ASC 805. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022 and early adoption is permitted. We elected to early adopt the updated guidance prospectively as of January 1, 2022. We do not believe that this standard will have a material impact on our consolidated financial statements.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
During the fourth quarter of 2021, we reevaluated our reporting units to better align with our current management structure and internal financial reporting which resulted in a change from three reporting units to a single reporting unit. On October 1, 2021, due to the change in reporting units, we performed a quantitative Step 1 assessment for our Core IT, Application Management and ITSM reporting units immediately before and after the change in reporting units. We engaged a third-party valuation specialist to assist in the performance of the impairment analysis of our reporting units.
For the October 1, 2021 Step 1 goodwill impairment analysis, we utilized a combination of both an income and market approach to evaluate each of our reporting units. The income approach is based on the present value of projected cash flows and a terminal value. The discounted cash flow models reflect our assumptions regarding revenue growth rates, discount rate, estimated ongoing implications of the Cyber Incident to our cost structure, economic and market trends and other expectations about the anticipated operating results of our reporting units. The market approach develops an indication of fair value by calculating average market pricing multiples of revenues and EBITDA for selected peer publicly-traded companies. As a result of the impairment analysis as of October 1, 2021, our reporting units were determined to have fair values that exceeded their carrying value before and after the change in reporting units, and therefore, no impairment was recognized.
Subsequent to our October 1, 2021 goodwill impairment analysis, we experienced a decline in our stock price resulting in the total market value of our shares of stock outstanding, or market capitalization, being less than the carrying value of our reporting unit as of December 31, 2021. We considered the decline in market capitalization in our evaluation of goodwill impairment indicators and determined it appropriate to perform a quantitative assessment of our reporting unit as of December 31, 2021. We engaged a third-party valuation specialist to assist in the performance of the impairment analysis of our reporting units.
For the December 31, 2021 Step 1 goodwill impairment analysis, we utilized a combination of both an income and market approach to evaluate our reporting unit. The income approach is based on the present value of projected cash flows and a terminal value. The discounted cash flow models reflect our assumptions regarding revenue growth rates, discount rate, estimated implications of the Cyber Incident to our cost structure, economic and market trends and other expectations about the anticipated operating results of our reporting units. The market approach develops an indication of fair value by calculating average market pricing multiples of revenues and EBITDA for selected peer publicly-traded companies. As a result of the

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

impairment analysis as of December 31, 2021, our reporting unit was determined to have a fair value that exceeded its carrying value by approximately 7.2%, and therefore, no impairment was recognized.
Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include such items as: (i) a decrease in future cash flows due to lower than expected license sales or maintenance renewals and higher than estimated costs to respond to the Cyber Incident, (ii) higher than expected customer attrition resulting from customer concerns related to the Cyber Incident, (iii) adverse loss exposure from claims, fines or penalties from the Cyber Incident; and (iv) volatility in the equity and debt markets or other macroeconomic factors which could result in a higher weighted-average cost of capital. Accordingly, if our current cash flow assumptions are not realized, it is possible that an impairment charge may be recorded in the future.
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for impairment annually, in the fourth quarter, or more frequently if a triggering event occurs. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative test. If necessary, the quantitative test is performed by comparing the fair value of indefinite lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. As of December 31, 2021, we performed a quantitative assessment of our indefinite-lived intangible assets and determined no impairment was required.
Long-lived Assets
We evaluate the recoverability of our long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. In the event that the net book value of our long-lived assets exceeds the future undiscounted net cash flows attributable to such assets, an impairment charge would be required. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset or asset group exceeds the fair value of such asset or asset group. As of December 31, 2021 and 2020, we assessed the qualitative factors above, including the decline in our market capitalization in the fourth quarter of 2021 and the impacts of the Cyber Incident in 2020, and determined it was more likely than not the carrying value of our long-lived assets, including finite-lived intangible assets, were recoverable.
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
Accounts Receivable
Accounts receivable represent trade receivables from customers when we have sold subscriptions, perpetual licenses or related maintenance services and have not yet received payment. We present accounts receivable net of an allowance for credit losses. We maintain an allowance for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

receivable might result in an additional allowance for credit losses being recognized in the period in which the change occurs. We have historically had insignificant write-offs related to bad debts.
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
Research and Development Costs
Research and development expenses primarily consist of personnel costs and contractor fees related to the development of new software products and enhancements to existing software products. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Our new software products and significant enhancements to our existing products are available for general release soon after technological feasibility has been established. Due to the short time period between technological feasibility and general release, capitalized software development costs were insignificant for the years ended December 31, 2021, 2020 and 2019.
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
We had $9.2 million and $7.7 million of internal-use software, net capitalized as of December 31, 2021 and 2020, respectively. Amortization expense of internal-use software and website development costs was $3.6 million, $3.5 million and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Debt Issuance Costs
Debt issuance costs for our credit facilities outstanding are presented as a deduction from the corresponding debt liability on our consolidated balance sheets and amortized on an effective interest rate method over the term of the associated debt as interest expense in our consolidated statements of operations. Amortization of debt issuance costs included in interest expense was $9.1 million, $9.2 million and $9.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 10. Debt for discussion of our credit facilities.
Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires we record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2019	$(5,247)	$(5,247)
Other comprehensive gain (loss) before reclassification	132,459	132,459
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	132,459	132,459
Balance at December 31, 2020	127,212	127,212
Other comprehensive gain (loss) before reclassification	(125,906)	(125,906)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(125,906)	(125,906)
Balance at December 31, 2021	$1,306	$1,306
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
•Determine the transaction price. We determine the transaction price based on the contractual consideration and the amount of consideration we expect to receive in exchange for transferring the promised goods or services to the customer. We account for sales incentives to customers, resellers or distributors as a reduction of revenue at the time

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

we recognize the revenue from the related product sale. We report revenue net of any sales tax collected. Our return policy generally does not allow our customers to return software offerings.
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
•Recognize revenue when or as we satisfy a performance obligation. Revenue is recognized when or as performance obligations are satisfied either over time or at a point in time by transferring a promised good or service. We consider this transfer to have occurred when risk of loss transfers to the customer or the customer has access to their subscription which is generally upon electronic transfer of the license key or password that provides immediate availability of the product to the purchaser. See further discussion below regarding the timing of revenue recognition for each of our performance obligations.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2019	$335,228
Deferred revenue recognized	(493,525)
Additional amounts deferred	520,621
Deferred revenue acquired in business combinations	10,760
Balance at December 31, 2020	373,084
Deferred revenue recognized	(513,109)
Additional amounts deferred	502,694
Balance at December 31, 2021	$362,669
We expect to recognize revenue related to these remaining performance obligations as of December 31, 2021 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$362,669	$327,701	$33,995	$973
Deferred Commissions
Deferred commissions, which consist of direct and incremental sales commissions and related fringe benefits, are capitalized using the portfolio approach if we expect to benefit from those costs for more than one year. Deferred commissions are allocated to each performance obligation within the contract and amortized on a straight-line basis over the expected benefit period of the related performance obligations. We expense commissions as incurred when the expected amortization period is one year or less. Deferred commissions allocated to new maintenance arrangements and certain SaaS offerings are amortized over an average expected benefit period of approximately four to six years which was determined based on the expected life of our technology. Deferred commissions allocated to perpetual licenses and maintenance renewal arrangements are expensed as incurred. Deferred commissions are classified as current or non-current assets based on the timing the expense will be recognized. The current and non-current portions of our deferred commissions are included in prepaid and other current assets and other assets, net respectively, in our consolidated balance sheets. The amortization of our deferred commissions is included in sales and marketing expense in our consolidated statement of operations.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Details of our deferred commissions balance was as follows:

		Deferred Commissions

		(in thousands)
Balance at December 31, 2019		$10,624
Commissions capitalized		7,954
Amortization recognized		(3,777)
Balance at December 31, 2020		14,801
Commissions capitalized		9,219
Amortization recognized		(5,123)
Balance at December 31, 2021		$18,897

	December 31,
	2021	2020

	(in thousands)
Classified as:
Current	$5,378	$3,824
Non-current	13,519	10,977
Total deferred commissions	$18,897	$14,801
Cost of Revenue
Cost of recurring revenue. Cost of recurring revenue consists of technical support personnel costs which includes salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of overhead costs. Public cloud infrastructure and hosting fees are also included in cost of recurring revenue. Cost of license revenue is immaterial to our financial statements and is included in cost of recurring revenue in our consolidated statements of operations.
Amortization of acquired technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Amortization of acquired license technologies	$148,609	$144,160	$142,828
Amortization of acquired subscription technologies	11,364	12,944	8,988
Total amortization of acquired technologies	$159,973	$157,104	$151,816
Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our consolidated statements of operations.

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Advertising expense	$39,318	$38,021	$35,725
Leases
We lease facilities worldwide and certain equipment under non-cancellable lease agreements. We evaluate if a contract is or contains a lease at inception of the contract. If we determine that a contract is or contains a lease, we determine the appropriate lease classification and recognize a right-of-use asset and lease liability at the commencement date of the lease based on the present value of fixed lease payments over the lease term reduced by lease incentives. To determine the present value of lease payments, we use an estimated incremental borrowing rate based on the interest rate a similar borrowing on a collateralized basis would incur based on information available on the lease commencement date as none of our leases provide

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

an implicit rate. We generally base this discount rate on the interest rate incurred by our senior secured debt, adjusted for considerations for the value, term and currency of the lease. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options.
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
The terms of some of our lease agreements provide for rental payments on a graduated basis. Operating lease costs are recognized on a straight-line basis over the lease term and recorded in the appropriate income statement line item based on the asset or a headcount allocation for office leases. Certain of our office leases require the payment of our proportionate share of common area maintenance or service charges. As we have elected to account for lease and non-lease components as a single lease component for our real estate leases, these costs are included in variable lease costs. In addition, certain of our leases may include variable payments based on measures that include changes in price indices or market interest rates which are included in variable lease costs and expensed as incurred. We had no finance leases as of and for the years ended December 31, 2021, 2020 and 2019. See Note 8. Leases for additional information regarding our lease arrangements.
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
We estimated the fair value for stock options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021(1)	2020(2)	2019(3)

Expected dividend yield	—%	—%	—%
Volatility	39.9%	35.5%	—%
Risk-free rate of return	0.4%	0.3%	—%
Expected life	3.09	4.00	—
________________
(1)There were no grants of stock options made during the year ended December 31, 2021; however due to modifications of grants resulting from the Separation, certain stock options are reflected as new grants issued at the modification date fair value and the previous grants were forfeited. See Note 11. Stockholders’ Equity and Stock-Based Compensation for additional information.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

(2)There were no grants of stock options made during the year ended December 31, 2020; however due to modifications of performance-based grants, certain stock options were reflected as new grants issued at the modification date fair value and the previous grants were forfeited.
(3)There were no grants of stock options made in the year ended December 31, 2019.

Other than the Special Dividend paid in connection with the Separation, we have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. We estimate the expected volatility using the historical volatility of comparable public companies from a representative peer group. We based the risk-free rate of return on the average U.S. treasury yield curve for the most appropriate terms for the respective periods. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. For all awards, we granted employees stock awards at exercise prices equal to the fair value of the underlying common stock on the date the award was approved. Performance-based awards are not considered granted under the applicable accounting guidance until the performance attainment targets for each applicable tranche have been defined. We recognize the impact of forfeitures in stock-based compensation expense when they occur. See Note 11. Stockholders’ Equity and Stock-Based Compensation for additional information.
The impact to our income (loss) before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Impact to income (loss) before income taxes due to stock-based compensation	$58,763	$63,153	$28,311
Income tax benefit related to stock-based compensation	11,502	11,674	4,393
Net Income (Loss) Per Share
We calculate basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, basic and diluted net income (loss) per share is determined by calculating net income (loss) per share for common stock and participating securities based on participation rights in undistributed earnings. Our unvested incentive restricted stock has the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. We computed basic net income (loss) per share available to common stockholders by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Net income (loss) available to common stockholders is defined as net income (loss), less dividends on unvested restricted stock and earnings allocated to unvested restricted stock. The holders of unvested incentive restricted stock do not have a contractual obligation to share in our losses. As such, in periods in which we had net losses available to common stockholders, our net losses were not allocated to these participating securities.
We computed diluted net income (loss) per share similarly to basic net income (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock using the treasury stock method. Refer to Note 12. Earnings (Loss) Per Share for additional information regarding the computation of net income per share and Note 11. Stockholders’ Equity and Stock-Based Compensation for additional information regarding our common stock.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Concentrations of Risks
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Demand deposit accounts	$87,116	$110,708
Money market funds	645,000	160,000
Total cash and cash equivalents	$732,116	$270,708
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
We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. The following distributors represented more than 10% of our revenue:

	Year Ended December 31,
	2021	2020	2019

Distributor A	11.7%	12.2%	12.6%
Distributor B	*	10.8%	17.4%
Distributor C	12.6%	*	*
________________
*    Represented less than 10% of our revenue.

At December 31, 2021 and 2020, Distributor A represented 12.1% and 12.6%, respectively of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the results of operations of N-able presented as discontinued operations:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Revenue:
Subscription	$183,594	$292,027	$251,687
Maintenance	5,053	9,971	10,470
Total recurring revenue	188,647	301,998	262,157
License	—	473	1,265
Total revenue	188,647	302,471	263,422
Cost of revenue:
Cost of recurring revenue	25,218	38,916	33,253
Amortization of acquired technologies	3,950	24,257	24,067
Total cost of revenue	29,168	63,173	57,320
Gross profit	159,479	239,298	206,102
Operating expenses:
Sales and marketing	55,249	80,565	69,949
Research and development	27,133	40,462	34,480
General and administrative	42,994	39,233	23,173
Amortization of acquired intangibles	10,626	23,848	23,189
Total operating expenses	136,002	184,108	150,791
Operating income from discontinued operations	23,477	55,190	55,311
Other income (expense):
Interest income, net	—	2	7
Other income (expense), net	(608)	(771)	388
Total other income (expense)	(608)	(769)	395
Income from discontinued operations before income taxes	22,869	54,421	55,706
Income tax expense	9,807	12,010	12,007
Net income from discontinued operations, net of tax	$13,062	$42,411	$43,699
We incurred $31.6 million and $12.2 million of costs in connection with the Separation during the years ended December 31, 2021 and 2020, respectively, which are primarily included in the consolidated statements of operations as discontinued operations. These costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contract costs and other incremental separation costs related to the Separation.
4. Acquisitions
2020 Acquisition
SentryOne
On October 29, 2020, we acquired SQL Sentry Holdings, LLC, or SentryOne, a leading technology provider of database performance monitoring and DataOps solutions for approximately $144.7 million. The SentryOne offering complements our existing on-premises and cloud-native database management offerings to serve the full needs of the mid-market and allows us to better serve larger organizations. We funded the transaction with cash on hand. We incurred $1.3 million in acquisition related costs, which are primarily included in general and administrative expense for the year ended December 31, 2020. Goodwill deductible for tax purposes for this acquisition is $79.2 million.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

Total Fair Value
(in thousands)
Current assets, including cash acquired of $3.2 million	$6,993
Property and equipment and other assets	12,261
Deferred tax asset	2,535
Identifiable intangible assets	64,800
Goodwill	79,213
Current liabilities	(4,275)
Other long-term liabilities	(6,086)
Deferred revenue	(10,760)
Total consideration	$144,681

The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life:

	Fair Value	Weighted-average useful life
	(in thousands)	(in years)
Developed product technologies	$36,900	7
Customer relationships	26,200	5
Trademarks	1,700	2
Total identifiable intangible assets	$64,800	6.1
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2021 and 2020:

(in thousands)
Balance at December 31, 2019	$3,221,555
Acquisitions	81,862
Foreign currency translation and other adjustments	71,902
Balance at December 31, 2020	3,375,319
Foreign currency translation and other adjustments	(66,914)
Balance at December 31, 2021	$3,308,405
The goodwill from acquisitions resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, we expect the acquisitions will attract new customers for our entire line of products.
Intangible Assets
Intangible assets consisted of the following at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Developed product technologies	$935,767	$(872,232)	$63,535	$971,473	$(746,025)	$225,448
Customer relationships	461,473	(266,922)	194,551	477,027	(223,874)	253,153
Intellectual property	1,715	(515)	1,200	1,456	(354)	1,102
Trademarks	1,700	(992)	708	1,990	(430)	1,560
Total definite-lived intangible assets	1,400,655	(1,140,661)	259,994	1,451,946	(970,683)	481,263
Indefinite-lived trade names	82,569	—	82,569	84,348	—	84,348
Total intangible assets	$1,483,224	$(1,140,661)	$342,563	$1,536,294	$(970,683)	$565,611
Intangible asset amortization expense was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Intangible asset amortization expense	$215,447	$208,357	$198,536
As of December 31, 2021, we estimate aggregate intangible asset amortization expense to be as follows:

Estimated Amortization
(in thousands)
2022	$80,985
2023	61,527
2024	53,061
2025	50,394
2026	9,292
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

assets, future changes to expected asset lives of intangible assets and other events. Our indefinite-lived trademarks primarily include the SolarWinds and THWACK trademarks.
6. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of December 31, 2021 and 2020. There have been no transfers between fair value measurement levels during the year ended December 31, 2021.

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$645,000	$—	$—	$645,000
Total assets	$645,000	$—	$—	$645,000

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$160,000	$—	$—	$160,000
Trading security	—	—	5,238	5,238
Total assets	$160,000	$—	$5,238	$165,238
As of December 31, 2021 and 2020, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 10. Debt for additional information regarding our debt.
7. Property and Equipment
Property and equipment, including software, consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Equipment, servers and computers	$27,397	$25,376
Furniture and fixtures	5,652	8,601
Software	912	1,193
Leasehold improvements	25,963	29,966
	$59,924	$65,136
Less: Accumulated depreciation and amortization	(30,202)	(26,077)
Property and equipment, net	$29,722	$39,059
Depreciation and amortization expense on property and equipment was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Depreciation and amortization	$11,074	$9,490	$8,164

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

8. Leases
We lease our offices and do not own any real estate. Our corporate headquarters is located in Austin, Texas and currently consists of approximately 348,000 square feet. We also lease office space domestically and internationally in various locations for our operations, including facilities located in Cork, Ireland; Manila, Philippines; Brno, Czech Republic; Krakow, Poland; and Singapore. In addition, we lease certain information technology, office and other equipment. Our leases are all classified as operating and generally have remaining terms of less than one year to 10 years.
The components of operating lease costs were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Operating lease costs	$20,224	$18,816	$17,014
Variable lease costs(1)	2,213	2,324	2,353
Short-term lease costs	396	547	597
Sublease income received	(2,559)	(2,402)	(1,909)
Total lease costs	$20,274	$19,285	$18,055
____________
(1)     Primarily includes common area maintenance and other service charges for leases in which we pay a proportionate share of those costs as we have elected to not separate lease and non-lease components for our office leases.
Maturities of our operating lease liabilities as of December 31, 2021 were as follows:

December 31, 2021
(in thousands)
2022	$18,212
2023	18,111
2024	17,022
2025	14,609
2026	13,490
Thereafter	20,809
Total minimum lease payments	102,253
Less: imputed interest	(13,328)
Present value of operating lease liabilities	$88,925
As of December 31, 2021, the weighted-average remaining lease term of our operating leases was 6.01 years and the weighted-average discount rate used in the calculation of our lease liabilities was 4.8%.
Supplemental cash flow information related to our leases was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$18,910	$18,817	$16,667
Right-of-use assets obtained in exchange for operating lease liabilities	2,108	31,535	8,764

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

9. Accrued Liabilities and Other
Accrued liabilities and other current liabilities were as follows:

	December 31,
	2021	2020

	(in thousands)
Payroll-related accruals	$27,376	$39,529
Other accrued expenses and current liabilities	13,952	13,611
Total accrued liabilities and other	$41,328	$53,140
10. Debt
Debt Agreements
The following table summarizes information relating to our debt:

	December 31,
	2021		2020
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,909,350	2.85%	1,930,300	2.90%
Total principal amount	1,909,350		1,930,300
Unamortized discount and debt issuance costs	(18,681)		(27,728)
Total debt	1,890,669		1,902,572
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,870,769		$1,882,672
Senior Secured Debt
Senior Secured First Lien Credit Facilities
In connection with the Take Private in 2016, we entered into a first lien credit agreement with Credit Suisse AG, Cayman Islands Branch, or Credit Suisse, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions, or First Lien Credit Agreement.
The First Lien Credit Agreement, as amended, provides for senior secured first lien credit facilities, consisting of the following as of December 31, 2021:
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
The Eurodollar rate is equal to an adjusted London Interbank Offered Rate ("LIBOR"), for a one-, two-, three- or six-month interest period with a LIBOR floor of 0%. The base rate for any day is a fluctuating rate per annum equal to the highest of (a) the rate of interest in effect for such day as publicly announced by Credit Suisse as its “prime rate” and (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the one-month adjusted LIBOR plus 1.0% per annum.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the original principal amount.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

In addition to paying interest on loans outstanding under the Revolving Credit Facility and the First Lien Term Loan, we are required to pay a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility. The commitment fee is subject to a reduction to 0.375% per annum based on our first lien net leverage ratio.
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2021, we were in compliance with all covenants of the First Lien Credit Agreement.
On July 27, 2021, we entered into Amendment No. 5 to our First Lien Credit Agreement to extend the maturity date of our Revolving Credit Facility from February 5, 2022 to August 5, 2023. The borrowing capacity under the amended Revolving Credit Facility was unchanged.
The following table summarizes the future minimum principal payments under the First Lien Term Loan outstanding as of December 31, 2021:

(in thousands)
2022	$19,900
2023	19,900
2024	1,869,550
Total minimum principal payments	$1,909,350
11. Stockholders’ Equity and Stock-Based Compensation
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
Options and restricted stock issued under the 2016 Plan to employees generally vest annually over four or five years on each anniversary of the vesting commencement date, subject to continued employment through each applicable vesting date. The term of an incentive stock option granted under our 2016 Plan may not exceed ten years. Under the terms of the applicable restricted stock purchase agreements, the Company has the right (but will not be required) to repurchase restricted stock that has been purchased by an employee or director in the event that stockholder ceases to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens. The repurchase price for any unvested shares is equal to the lesser of (i) the price the stockholder paid for those shares and (ii) the fair market value of those shares.
We have granted employees restricted stock and options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. As of December 31, 2021, common stock-based incentive awards of 454,369 were outstanding under the 2016 Plan consisting of 378,553 stock options and 75,816 shares of restricted common stock. For the years ended December 31, 2021, 2020 and 2019, the Company repurchased 95,575, 52,550 and 203,600 shares, respectively, of unvested restricted common stock upon employee terminations.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

2018 Equity Incentive Plan
In October 2018, the board of directors adopted, and the stockholders approved, the SolarWinds Corporation 2018 Equity Incentive Plan, or 2018 Plan. Under the 2018 Plan, the Company is able to sell or grant shares of common stock-based awards, including nonstatutory stock options or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash-based or stock-based awards, to the Company’s employees, contractors, consultants, directors, managers and advisors. The term of a stock option and stock appreciation right granted under our 2018 Plan may not exceed ten years. As of December 31, 2021, stock-based incentive awards outstanding under the 2018 Plan consisted of 7,726,116 restricted stock units, or RSUs, and 41,494,629 shares were reserved for future grants. No performance stock units, or PSUs, were outstanding as of December 31, 2021.
RSUs generally vest over the requisite service period of four years, subject to continued employment through each applicable vesting date. PSUs generally vest over a three-year period based on the achievement of specified performance targets for the fiscal year and subject to continued service through the applicable vesting dates. Based on the extent to which the performance targets are achieved, PSUs may vest at a specified range of the target award amount.
Stock Awards Outside of Plan
In connection with our 2019 acquisitions, certain outstanding unvested options to purchase shares of the acquired companies were cancelled and converted into RSUs granted outside any equity plan and subject to substantially the same vesting schedules and other conditions applicable to the unvested options, but settable solely in shares of common stock of the Company. The converted RSUs generally vest on a monthly, quarterly or annual basis over one to four years, subject to continued employment through each applicable vesting date. As of December 31, 2021, stock-based incentive awards outstanding that were granted outside of an equity plan consisted of 28,706 RSUs.
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
Reverse stock split
In connection with the reverse stock split on July 30, 2021, under the provisions of our existing equity plans, the Company adjusted its outstanding equity awards to preserve the intrinsic value of the awards immediately before and after the reverse stock split. There were no other changes to the stock award terms. The adjustment did not change the fair value of the outstanding stock awards and no incremental fair value was recognized. All share and per share figures contained in the below tables have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.
Special Dividend
In connection with the Special Dividend declared on July 30, 2021, our board of directors approved the adjustment of equity awards outstanding as of the August 9, 2021 dividend record date under the provisions of our existing equity plans in order to the preserve the intrinsic value of the awards immediately before and after the Special Dividend. There were no other changes to the equity award terms. Due to the adjustment of the equity awards as a result of the Special Dividend, the Company compared the fair value of the outstanding equity awards immediately before and after the Special Dividend adjustment and $12.3 million of incremental fair value will be recognized as stock-based compensation expense over the remaining service period of the adjusted awards.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Stock Option Awards
Option grant activity under the 2016 Plan was as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2020	627,353	$3.11
Options granted(1)	1,145,608	1.33
Options exercised	(300,335)	2.05
Options forfeited(2)	(1,094,073)	2.10
Outstanding balances at December 31, 2021	378,553	$1.49
Options exercisable at December 31, 2021	286,191	$1.04	$3,763	5.1
Options vested and expected to vest at December 31, 2021	378,553	$1.49	$4,809	5.3
(1)Options granted during the year primarily relate to the modifications in connection with the Separation which resulted in new stock option grants at the modification date fair value.
(2)Includes the forfeiture of 945,362 stock options from the modifications in connection with the Separation which resulted in the forfeiture of the original option grants.

Additional information regarding options follows (in thousands except for per share amounts):

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value per share of options granted during the period	$3.84	$36.90	$—
Aggregate intrinsic value of options exercised during the period	5,879	12,797	9,989
Aggregate fair value of options vested during the period	392	470	661
The unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $0.2 million as of December 31, 2021. We expect to recognize this expense over weighted average periods of approximately 0.6 years at December 31, 2021.
Restricted Stock
The following table summarizes information about restricted stock activity subject to vesting under the 2016 Plan:

Number of Shares Outstanding
Unvested balances at December 31, 2020	632,108
Restricted stock granted and issued	—
Restricted stock vested	(460,717)
Restricted stock repurchased - unvested shares	(95,575)
Unvested balances at December 31, 2021	75,816
Restricted stock was purchased at fair market value by the employee receiving the restricted stock award and restricted common stock was issued at the date of grant. The weighted-average grant date fair market value of restricted common stock purchased was $4.20 per share for the year ended December 31, 2019. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2021, 2020 and 2019 was $15.0 million, $26.1 million and $28.9 million, respectively.
Restricted stock is subject to certain restrictions, such as vesting and a repurchase right. The common stock acquired by the employee is restricted stock because vesting is conditioned upon continued employment through the applicable vesting date. The restricted stock is subject to repurchase in the event the stockholder ceases to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens. As the restricted stock is purchased at fair market value at the time of grant, there is typically no stock-based compensation expense recognized related to

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

these awards. The related liability for unvested shares is included in other long-term liabilities on the consolidated balance sheet and was $0.3 million and $1.0 million as of December 31, 2021 and 2020, respectively.
Restricted Stock Units
The following table summarizes information about restricted stock unit activity under the 2018 Plan and other awards granted outside of a plan:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2020	5,045,922	$31.02
Restricted stock units granted(1)	20,407,477	21.84
Restricted stock units vested	(2,133,202)	25.38
Restricted stock units forfeited(2)	(15,565,375)	25.40
Unvested balances at December 31, 2021	7,754,822	$19.69	$110,041	1.3
(1)Includes 16,500,760 RSUs granted as a result of the modifications in connection with the Separation which resulted in new RSU grants at the modification date fair value.
(2)Includes the forfeiture of 13,706,082 RSUs from the modifications in connection with the Separation which resulted in the forfeiture of the original RSU grants.
The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019, was $56.6 million, $51.2 million and $28.6 million, respectively. The total unrecognized stock-based compensation expense related to unvested restricted stock units and subject to recognition in future periods is $121.1 million as of December 31, 2021 and we expect to recognize this expense over a weighted-average period of 2.6 years.
For restricted stock units, the number of shares issued on the date of vesting is generally net of statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. We withheld and retired approximately 520,000 shares, 317,000 shares and 193,000 shares to satisfy $14.0 million, $12.1 million and $7.3 million of employees’ tax obligations during the years ended December 31, 2021, 2020 and 2019, respectively. These shares are treated as common stock repurchases in our consolidated financial statements.
Employee Stock Purchase Plan
In October 2018, our board of directors adopted and our stockholders approved our 2018 Employee Stock Purchase Plan, or the ESPP. As of December 31, 2021, 5,397,283 shares of our common stock were reserved for future issuance under our ESPP.
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
Stock-based compensation expense related to our ESPP plan was $1.5 million, $1.5 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

12. Earnings (Loss) Per Share
A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net income (loss) from continuing operations	$(64,470)	$116,064	$(25,057)
Net income from discontinued operations	13,062	42,411	43,699
Net income (loss)	(51,408)	158,475	18,642
Dividends on unvested restricted stock	(160)	—	—
Earnings allocated to unvested restricted stock	—	(967)	(201)
Net income (loss) from continuing operations available to common stockholders	$(64,630)	$115,356	$(24,786)
Net income from discontinued operations available to common stockholders	$13,062	$42,152	$43,227
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	158,040	155,277	153,384

Diluted earnings (loss) per share
Numerator:
Net income (loss) from continuing operations available to common stockholders	$(64,630)	$115,356	$(24,786)
Net income from discontinued operations available to common stockholders	$13,062	$42,152	$43,227
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	158,040	155,277	153,384
Add dilutive impact of employee equity plans	—	2,505	—
Weighted-average shares used in computing diluted earnings (loss) per share	158,040	157,782	153,384
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted earnings (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Total anti-dilutive shares	6,476	5,122	6,914
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
13. Employee Benefit Plans
401(k) Plan
We maintain a 401(k) matching program for all eligible employees. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Employee benefit plan expense	$4,925	$4,198	$4,050

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

14. Related Party Transactions
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
The amounts recorded in our consolidated financial statements related to the agreements noted above were insignificant at December 31, 2021.

15. Income Taxes
U.S. and international components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
U.S.	$(130,395)	$(40,945)	$(916)
International	33,456	16,843	(27,286)
Income (loss) before income taxes	$(96,939)	$(24,102)	$(28,202)
Income tax expense (benefit) was composed of the following:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Current:
Federal	$(861)	$22,719	$28,545
State	1,516	6,168	2,616
International	(1,623)	10,282	(648)
	(968)	39,169	30,513
Deferred:
Federal	(30,738)	(31,460)	(29,920)
State	(3,419)	(925)	(3,599)
International	2,656	(146,950)	(139)
	(31,501)	(179,335)	(33,658)
	$(32,469)	$(140,166)	$(3,145)

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income (loss) before income taxes and the amount recognized in our consolidated financial statements is as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Expense (benefit) derived by applying the federal statutory income tax rate to income (loss) before income taxes	$(20,474)	$(5,061)	$(5,922)
State taxes, net of federal benefit	(2,530)	3,753	(1,541)
Permanent items	406	317	(840)
Global intangible low-taxed income	—	722	—
Foreign-derived intangible income	(514)	(1,112)	(858)
Base erosion and anti-abuse tax	2,297	—	—
Research and experimentation tax credits	(3,438)	1,282	(270)
Withholding tax	2,870	2,914	2,961
Foreign Tax Credits	(1,269)	(5,789)	—
Discrete tax benefit due to IP Transfer	—	(138,199)	—
Valuation allowance	(358)	3,714	5,181
Stock-based compensation	1,510	1,162	(954)
Effect of foreign operations	(10,969)	(3,869)	(902)
	$(32,469)	$(140,166)	$(3,145)
During the year ended December 31, 2020, we completed an intra-group transfer of certain of our intellectual property rights to our Irish subsidiary, where our international business is headquartered, or the IP Transfer. The transaction changed our mix of international income from a lower non-U.S. tax jurisdiction to Ireland, which is subject to a statutory tax rate of 12.5%. As a result of the IP Transfer, we recorded a deferred tax asset and related tax benefit of $138.2 million for the year ended December 31, 2020. The deferred tax asset was recognized as a result of the book and tax basis difference of the transferred intellectual property rights and was based on the current fair value of the intellectual property. We applied significant judgment when determining the fair value of the intellectual property, which serves as the tax basis of the deferred tax asset, and in evaluating the associated tax laws in the applicable jurisdictions. The fair value of the intellectual property is based on the present value of projected cash flows related to the intellectual property, which reflects management’s assumptions regarding projected revenues, operating expenses and discount rate. The tax-deductible amortization related to the transferred intellectual property rights will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely under Irish tax law. The deferred tax asset and the tax benefit were measured based on the Irish tax rate expected to apply in the years the asset will be recovered. We expect to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset quarterly.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets were:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Allowance for credit losses	$180	$814
Net operating loss	22,695	29,149
Research and experimentation credits	8,529	3,333
Stock-based compensation	10,205	8,144
Intangibles	94,546	69,932
Interest	6,293	—
Deferred revenue	4,234	2,696
Unrealized exchange gain	216	—
States	269	—
Leases	17,721	21,165
Other credits	3,238	2,895
Total deferred tax assets	168,126	138,128
Valuation allowance	(11,936)	(14,481)
Deferred tax assets, net of valuation allowance	156,190	123,647
Deferred tax liabilities:
Property and equipment	3,399	4,367
Prepaid expenses	2,973	1,250
Debt costs	4,193	5,788
Foreign royalty	104	767
Leases	14,467	17,346
Unremitted foreign earnings	—	600
Unrealized exchange loss	—	336
Accrued expenses	3,810	619
Total deferred tax liabilities	28,946	31,073
Net deferred tax asset (liability)	$127,244	$92,574
At December 31, 2021 and 2020, we had net operating loss carry forwards for U.S. federal income tax purposes of approximately $53.0 million and $67.5 million, respectively, of which $10.8 million and $22.6 million, respectively, are limited due to IRC Section 382 limitations. These U.S. federal net operating losses are available to offset future U.S. federal taxable income and begin to expire at various dates from 2022 through 2038.
At December 31, 2021 and 2020, we had net operating loss carry forwards for certain state income tax purposes of approximately $133.0 million and $104.9 million, respectively, some of which are limited due to IRC Section 382. These state net operating losses are available to offset future state taxable income and begin to expire in 2031.
At December 31, 2021 and 2020, we had foreign net operating loss carry forwards of approximately $27.8 million and $43.3 million, respectively, which are available to offset future foreign taxable income, and begin to expire in 2022.
At December 31, 2021 and 2020, we had research and experimentation tax credit carry forwards of approximately $0.7 million and $0.7 million, respectively, which are available to offset future U.S. federal income tax. These U.S. federal tax credits begin to expire in 2035. At December 31, 2021 and 2020, we had foreign research and experimentation tax credit carryforwards of approximately $3.3 million and $0.3 million, respectively, which begin to expire in 2025.
We received a corporate income tax holiday in the Philippines which expired on March 31, 2019. The income tax expense related to the Philippines after expiration of the holiday has been recognized.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2021 and 2020, we have recorded a valuation allowance of $11.9 million and $14.5 million, respectively. The valuation allowance is primarily related to the deferred tax assets of the entities acquired in the Samanage acquisition.
During 2018, we completed our accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings as of December 31, 2017. Effective January 1, 2018, the Tax Act creates a new territorial tax system in which we recognize the tax impact of including certain

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

foreign earnings in U.S. taxable income as a period cost. For the year ended December 31, 2021, we do not anticipate incurring a global intangible low-taxed income, or GILTI, liability; however, to the extent that we incur expense under the GILTI provisions, we will treat it as a component of income tax expense in the period incurred. As a result of the Tax Act, our accumulated foreign earnings as of December 31, 2017 have been subjected to U.S. tax. Moreover, all future foreign earnings will be subject to a new territorial tax system and dividends received deduction regime in the U.S. As of December 31, 2021, undistributed earnings of certain foreign subsidiaries of approximately $550.9 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax or state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable. We have recorded an immaterial amount of deferred income taxes for state income taxes related to the earnings that are not indefinitely reinvested.
Gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Gross unrecognized tax benefits	$17,943	$27,439	$25,481
At December 31, 2021 and 2020, we had accrued interest and penalties related to unrecognized tax benefits of approximately $3.1 million and $5.1 million, respectively.
The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Balance, beginning of year	$27,439	$25,481	$19,622
Increases for tax positions related to the current year	929	6,620	4,980
Decreases for tax positions related to the current year	—	—	—
Increases for tax positions related to prior years	—	761	995
Decreases for tax positions related to prior years	(4,402)	(1,933)	(116)
Settlement with taxing authorities	—	—	—
Reductions due to lapsed statute of limitations	(6,023)	(3,490)	—
Balance, end of year	$17,943	$27,439	$25,481
We do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through February 2016 and 2018 through 2020 tax years generally remain open and subject to examination by federal tax authorities. The 2012 through 2019 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. During the year ended December 31, 2021, we finalized a settlement agreement with the IRS for the tax years 2011 to 2012. We are under audit by the Indian Tax Authority for the 2017 tax year. We are currently under audit by the California Franchise Tax Board for the 2012 through 2014 tax years and the Texas Comptroller for the 2015 through 2018 tax years. The Massachusetts Department of Revenue audit for the 2015 through February 2016 tax years closed with immaterial adjustments. We are not currently under audit in any other taxing jurisdictions.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. On February 10, 2020, Altera Corp. submitted a petition for writ of certiorari to the U.S. Supreme Court. On June 22, 2020, the Supreme Court of the United States denied Altera's petition to review the Ninth Circuit’s decision. Due to the uncertainty surrounding the status of the current regulations and questions related to the scope of potential benefits or obligations, we have not recorded any benefit or expense as of December 31, 2021. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

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
Expenses Incurred
For the year ended December 31, 2021, we recorded pretax gross expenses related to the Cyber Incident of $49.1 million, partially offset by insurance receipts and expected insurance proceeds for costs we believe are reimbursable and probable of recovery under our cybersecurity insurance coverage of $15.0 million. We have included $2.2 million of these gross expenses in cost of recurring revenue, $1.6 million in sales and marketing expense and $45.3 million in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2021.
For the year ended December 31, 2020, we recorded $3.5 million of pretax expenses related to the Cyber Incident and included $0.1 million of these expenses in cost of recurring revenue, $0.3 million in sales and marketing expense and $3.2 million in general and administrative expense in our consolidated statements of operations.
General and administrative expense is presented net of insurance proceeds in the consolidated statement of operations. Expenses include one-time costs to investigate and remediate the Cyber Incident, and legal and other professional services related thereto, and consulting services being provided to customers at no charge, all of which were expensed as incurred.
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to numerous lawsuits and investigations. Multiple class action lawsuits alleging, among other things, violations of the federal securities laws are pending against us and certain of our current and former officers. The complainants seek certification of a class of all persons who purchased or otherwise acquired our securities during set periods of time and unspecified monetary damages, costs and attorneys’ fees. In August 2021, the Company and all other named defendants in the securities class action filed motions to dismiss the consolidated class action complaint which is pending before the court. In addition, two shareholder derivative actions, purportedly on behalf of the Company, are pending, one in the Western District of Texas and one in the Delaware Court of Chancery, in each case asserting breach of duty and other claims against certain of our current and former officers and directors in connection with the cyberattack. In January 2022, the Company and all other named defendants filed motions to dismiss the Delaware derivative complaint which is pending before the court. We dispute the allegations in these complaints and intend to defend against the claims.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2021. As of December 31, 2021, we recorded a loss recovery asset of $5.0 million for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our consolidated balance sheet and received payments of $10.0 million for costs incurred. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident.
Indemnification
In connection with the Separation, we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our consolidated financial statements as of December 31, 2021.
Purchase Commitments
We have entered into non-cancellable minimum or fixed purchase commitments for third-party cloud infrastructure platform and hosting services. As of December 31, 2021, we had approximately $60.0 million in outstanding purchase commitments which requires us to make cash payments over the next 5 years. Subsequent to December 31, 2021, we entered into an additional long-term purchase commitment of approximately $75.0 million for third-party cloud infrastructure platform and hosting services which requires us to make cash payments over the next 5 years.
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
We based revenue by geography on the shipping address of each customer. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. The following tables set forth revenue and net long-lived assets by geographic area:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Revenue
United States, country of domicile	$469,791	$480,957	$447,439
International	248,841	235,813	221,664
Total revenue	$718,632	$716,770	$669,103

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

	December 31,
	2021	2020

	(in thousands)
Long-lived assets, net
United States, country of domicile	$21,841	$28,640
Philippines	4,427	5,675
All other international	3,454	4,744
Total long-lived assets, net	$29,722	$39,059
18. Quarterly Results of Operations (Unaudited)
The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the quarters indicated and has been retrospectively adjusted to reflect N‑able's historical financial results as discontinued operations. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Three months ended,
	Dec 31, 2021	Sep 30, 2021	June 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	June 30, 2020	Mar 31, 2020

	(in thousands, except per share data)
	(unaudited)
Revenue	$186,717	$181,271	$176,788	$173,856	$185,549	$184,818	$172,665	$173,738
Gross profit	129,429	123,440	120,962	117,785	130,280	131,891	121,381	121,775
Income (loss) before income taxes	(28,032)	(18,241)	(24,006)	(26,660)	(14,741)	3,948	(1,039)	(12,270)
Net income (loss) from continuing operations	(21,885)	1,080	(21,885)	(21,780)	126,830	2,443	(1,897)	(11,312)
Net income (loss) from discontinued operations	(1,760)	(10,059)	10,261	14,620	5,883	10,059	14,742	11,727
Net income (loss) from continuing operations available to common stockholders	(21,885)	920	(21,885)	(21,780)	126,172	2,430	(1,886)	(11,220)
Net income (loss) from discontinued operations available to common stockholders	(1,760)	(10,059)	10,261	14,620	5,853	10,003	14,658	11,632
Basic income (loss) from continuing operations per share	$(0.14)	$0.01	$(0.14)	$(0.14)	$0.81	$0.02	$(0.01)	$(0.07)
Basic income (loss) from discontinued operations per share	$(0.01)	$(0.06)	$0.07	$0.09	$0.04	$0.06	$0.09	$0.08
Diluted income (loss) from continuing operations per share	$(0.14)	$0.01	$(0.14)	$(0.14)	$0.79	$0.02	$(0.01)	$(0.07)
Diluted income (loss) from discontinued operations per share	$(0.01)	$(0.06)	$0.07	$0.09	$0.04	$0.06	$0.09	$0.08
Shares used in computation of basic income (loss) per share	158,960	158,202	157,854	157,123	156,060	155,447	155,122	154,469
Shares used in computation of diluted income (loss) per share	158,960	160,328	157,854	157,123	158,899	158,361	155,122	154,469

SOLARWINDS CORPORATION
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions (Charge to Expense)	Deductions (Write-offs, net of Recoveries)	Ending Balance

	(in thousands)
Allowance for credit losses, customers and other:
Year ended December 31, 2019	$2,033	$—	$12	$2,021
Year ended December 31, 2020	2,021	1,187	1,223	1,985
Year ended December 31, 2021	1,985	23	1,532	476

Tax valuation allowances:
Year ended December 31, 2019	$1,775	$8,148	$—	$9,923
Year ended December 31, 2020	9,923	4,558	—	14,481
Year ended December 31, 2021	14,481	—	2,545	11,936