Form 10-Q
period 2022-03-31
SolarWinds Corp
filed 2022-05-06
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On May 2, 2022, 160,513,119 shares of common stock, par value $0.001 per share, were outstanding.

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
•intentions regarding our international earnings and investment of those earnings in international operations;
•expectations regarding our capital expenditures;
•expectations concerning acquisitions and opportunities resulting from our acquisitions;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•numerous risks related to the Cyber Incident, including with respect to (1) the discovery of new or different information regarding the Cyber Incident, including with respect to its scope, the threat actor’s access to SolarWinds’ environments and its related activities during such period, and the related impact on SolarWinds’ systems, products, current or former employees and customers, (2) the possibility that our mitigation and remediation efforts with respect to the Cyber Incident may not be successful, (3) the possibility that additional confidential, proprietary, or personal information, including information of SolarWinds’ current or former employees and customers, was accessed and exfiltrated as a result of the Cyber Incident, (4) numerous financial, legal, reputational and other risks to us related to the Cyber Incident, including risks that the incident or SolarWinds’ response thereto, including with respect to providing notices to any impacted individuals, may result in the loss, compromise or corruption of data and proprietary information, loss of business as a result of termination or non-renewal of agreements or reduced purchases or upgrades of our products, reputational damage adversely affecting customer, partner and vendor relationships and investor confidence, increased attrition of personnel and distraction of key and other personnel, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, significant costs for remediation and the incurrence of other liabilities, (5) risks that our insurance coverage, including coverage relating to certain security and privacy damages and claim expenses, may not be available or sufficient to compensate for all liabilities we incur related to these matters, (6) the possibility that our steps to secure our internal environment, improve our product development environment and ensure the security and integrity of the software that we deliver to our customers may not be successful or sufficient to protect against future threat actors or attacks or be perceived by existing and prospective customers as sufficient to address the harm caused by Cyber Incident and (7) the risk that the impact of the Cyber Incident may be proportionally greater in future periods as a result of the spin-off of the N-able business;
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
•risks related to the spin-off of the N-able business into a newly created and separately traded public company, including that we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation, or such benefits may be delayed by a variety of circumstances, which may not be under our control, we may experience increased difficulties in attracting, retaining and motivating employees or maintaining or initiating relationships with partners, customers and other parties with which we currently do business, or may do business in the future, we could incur significant liability if the separation is determined to be a taxable transaction, potential indemnification liabilities incurred in connection with the separation could materially affect our business and financial results and N-able may fail to perform under various transaction agreements that were executed as part of the separation;
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
•the evolving breadth of our sales motion and challenges, investments and additional costs associated with increased selling efforts toward enterprise customers and adopting a subscription first approach;
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
•the possibility that general economic conditions or uncertainty cause information technology spending to be reduced or purchasing decisions to be delayed, including as a result of the war in Ukraine, the COVID-19 pandemic, inflation or other geopolitical events globally;
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
•potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

In this report “SolarWinds,” “Company,” “we,” “us” and “our” refer to SolarWinds Corporation and its consolidated subsidiaries. On July 19, 2021, we completed the previously announced separation and distribution of our managed service provider (“N-able”) business into a newly created and separately traded public company, N-able, Inc. Unless otherwise indicated, all references to the Company exclude the N-able business for all periods presented.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$751,218	$732,116
Accounts receivable, net of allowances of $693 and $476 as of March 31, 2022 and December 31, 2021, respectively	98,231	95,095
Income tax receivable	1,343	1,114
Prepaid and other current assets	22,559	30,515
Total current assets	873,351	858,840
Property and equipment, net	27,974	29,722
Operating lease assets	71,373	74,318
Deferred taxes	141,512	144,162
Goodwill	3,299,468	3,308,405
Intangible assets, net	311,874	342,563
Other assets, net	36,197	34,117
Total assets	$4,761,749	$4,792,127
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,188	$7,327
Accrued liabilities and other	32,994	41,328
Current operating lease liabilities	14,938	14,382
Accrued interest payable	171	153
Income taxes payable	6,483	3,086
Current portion of deferred revenue	329,017	327,701
Current debt obligation	19,900	19,900
Total current liabilities	410,691	413,877
Long-term liabilities:
Deferred revenue, net of current portion	35,458	34,968
Non-current deferred taxes	10,713	16,918
Non-current operating lease liabilities	70,713	74,543
Other long-term liabilities	88,786	93,156
Long-term debt, net of current portion	1,868,010	1,870,769
Total liabilities	2,484,371	2,504,231
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 160,456,486 and 159,176,042 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	160	159
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,577,818	2,566,783
Accumulated other comprehensive income (loss)	(15,589)	1,306
Accumulated deficit	(285,011)	(280,352)
Total stockholders’ equity	2,277,378	2,287,896
Total liabilities and stockholders’ equity	$4,761,749	$4,792,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	$38,747	$28,317
Maintenance	115,495	120,665
Total recurring revenue	154,242	148,982
License	22,626	24,874
Total revenue	176,868	173,856
Cost of revenue:
Cost of recurring revenue	17,831	15,654
Amortization of acquired technologies	17,227	40,417
Total cost of revenue	35,058	56,071
Gross profit	141,810	117,785
Operating expenses:
Sales and marketing	61,044	57,666
Research and development	23,422	26,358
General and administrative	32,664	30,865
Amortization of acquired intangibles	13,239	14,038
Total operating expenses	130,369	128,927
Operating income (loss)	11,441	(11,142)
Other income (expense):
Interest expense, net	(16,087)	(16,174)
Other income (expense), net	(169)	656
Total other expense	(16,256)	(15,518)
Loss before income taxes	(4,815)	(26,660)
Income tax benefit	(156)	(4,880)
Net loss from continuing operations	(4,659)	(21,780)
Net income from discontinued operations, net of tax	—	14,620
Net loss	$(4,659)	$(7,160)
Net loss from continuing operations available to common stockholders	$(4,659)	$(21,780)
Net income from discontinued operations available to common stockholders	$—	$14,620
Net income (loss) available to common stockholders per share:
Basic loss from continuing operations per share	$(0.03)	$(0.14)
Basic earnings from discontinued operations per share	—	0.09
Basic loss per share	$(0.03)	$(0.05)
Diluted loss from continuing operations per share	$(0.03)	$(0.14)
Diluted earnings from discontinued operations per share	—	0.09
Diluted loss per share	$(0.03)	$(0.05)
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share	159,847	157,123
Shares used in computation of diluted earnings (loss) per share	159,847	157,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(4,659)	$(7,160)
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,895)	(65,750)
Other comprehensive income (loss)	(16,895)	(65,750)
Comprehensive income (loss)	$(21,554)	$(72,910)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	159,176	$159	$2,566,783	$1,306	$(280,352)	$2,287,896
Foreign currency translation adjustment	—	—	—	(16,895)	—	(16,895)
Net loss	—	—	—	—	(4,659)	(4,659)
Comprehensive loss						(21,554)
Exercise of stock options	16	—	12	—	—	12
Restricted stock units issued, net of shares withheld for taxes	1,063	1	(6,408)	—	—	(6,407)
Issuance of stock	51	—	216	—	—	216
Issuance of stock under employee stock purchase plan	150	—	1,753	—	—	1,753
Stock-based compensation	—	—	15,462	—	—	15,462
Balance at March 31, 2022	160,456	$160	$2,577,818	$(15,589)	$(285,011)	$2,277,378

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	156,520	$157	$3,112,262	$127,212	$(228,944)	$3,010,687
Foreign currency translation adjustment	—	—	—	(65,750)	—	(65,750)
Net loss	—	—	—	—	(7,160)	(7,160)
Comprehensive loss						(72,910)
Exercise of stock options	4	—	11	—	—	11
Restricted stock units issued, net of shares withheld for taxes	659	1	(8,398)	—	—	(8,397)
Issuance of stock	411	—	463	—	—	463
Issuance of stock under employee stock purchase plan	108	—	3,129	—	—	3,129
Stock-based compensation	—	—	17,183	—	—	17,183
Balance at March 31, 2021	157,702	$158	$3,124,650	$61,462	$(236,104)	$2,950,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss from continuing operations	$(4,659)	$(21,780)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	33,928	58,355
Provision for losses on accounts receivable	297	413
Stock-based compensation expense	15,269	13,794
Amortization of debt issuance costs	2,258	2,239
Deferred taxes	(6,392)	26
Loss (gain) on foreign currency exchange rates	280	(1,462)
Other non-cash expenses	211	2,266
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(3,332)	(4,515)
Income taxes receivable	(243)	487
Prepaid and other assets	8,073	(9,580)
Accounts payable	(138)	4,834
Accrued liabilities and other	(8,482)	(14,848)
Accrued interest payable	18	(3)
Income taxes payable	(822)	(14,864)
Deferred revenue	3,876	603
Other long-term liabilities	116	—
Net cash provided by operating activities from continuing operations	40,258	15,965
Cash flows from investing activities
Purchases of property and equipment	(1,180)	(3,389)
Purchases of intangible assets	(3,120)	(926)
Acquisitions, net of cash acquired	(6,500)	447
Net cash used in investing activities from continuing operations	(10,800)	(3,868)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,753	3,129
Repurchase of common stock and incentive restricted stock	(6,419)	(8,588)
Exercise of stock options	12	11
Repayments of borrowings from credit agreement	(4,975)	(4,975)
Net cash used in financing activities from continuing operations	(9,629)	(10,423)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(727)	(4,390)
Cash flows of discontinued operations
Operating activities of discontinued operations	—	10,966
Investing activities of discontinued operations	—	(3,661)
Financing activities of discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	(735)
Net cash provided by discontinued activities	—	6,570
Net increase in cash and cash equivalents	19,102	3,854
Cash and cash equivalents
Beginning of period	732,116	370,498
End of period	$751,218	$374,352

Supplemental disclosure of cash flow information
Cash paid for interest	$13,907	$13,993
Cash paid for income taxes	$6,259	$14,408

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
Spin-Off of N-able Business
On July 19, 2021, we completed the separation and distribution of our managed service provider (“N-able”) business into a newly created and separately traded public company, N-able, Inc. We refer to this transaction as the “Separation.”
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
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•revenue recognition;
•stock-based compensation;
•income taxes; and
•loss contingencies.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2021-08 "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers", instead of at fair value on the acquisition date as previously required by ASC 805. The amendments improve comparability after the business

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022 and early adoption is permitted. We elected to early adopt the updated guidance prospectively as of January 1, 2022. The adoption of the standard did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2022.
Goodwill
Our goodwill was derived from the Take Private transaction and acquisitions where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually on October 1st or when circumstances indicate an impairment may exist.
For the goodwill impairment analysis performed at December 31, 2021, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. We considered the decline in the market capitalization being less than the carrying value of our reporting unit in our evaluation of goodwill impairment indicators and determined it appropriate to perform a quantitative assessment of our reporting unit as of December 31, 2021. As a result of the impairment analysis, our reporting unit was determined to have a fair value that exceeded its carrying value by approximately 7.2%, and therefore no impairment was recognized.
As of March 31, 2022, while we experienced a further decline in our market capitalization, there were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair value of our reporting unit. In addition, there were no changes to factors used in the determination of our assumptions used in the discounted cash flow models regarding revenue growth rates, discount rate, estimated implications of the Cyber Incident to our cost structure, economic and market trends and other expectations about the anticipated operating results of our reporting unit. After considering all available evidence, we determined there were no indicators of impairment or changes to circumstances that more likely than not reduced the fair value of our reporting unit to less than its carrying value. We will continue to evaluate whether circumstances indicate an impairment may exist throughout the year prior to our annual impairment analysis during the fourth quarter of 2022.
Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include such items as: (i) a decrease in future cash flows due to lower than expected license sales or maintenance renewals and higher than estimated costs to respond to the Cyber Incident, (ii) higher than expected customer attrition resulting from customer concerns related to the Cyber Incident, (iii) adverse loss exposure from claims, fines or penalties from the Cyber Incident; and (iv) volatility in the equity and debt markets or other macroeconomic factors which could result in a higher weighted-average cost of capital. Accordingly, if our current cash flow assumptions are not realized or we experience sustained declines in our stock price or market capitalization, it is possible that an impairment charge may be recorded in the future, which could be material.
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2021	$1,306	$1,306
Other comprehensive gain (loss) before reclassification	(16,895)	(16,895)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive income (loss)	(16,895)	(16,895)
Balance at March 31, 2022	$(15,589)	$(15,589)
Deferred Revenue
Details of our total deferred revenue balance are as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2021	$362,669
Deferred revenue recognized	(125,297)
Additional amounts deferred	126,840
Deferred revenue acquired in business combinations	263
Balance at March 31, 2022	$364,475
We expect to recognize revenue related to these remaining performance obligations as of March 31, 2022 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$364,475	$329,017	$34,549	$909
Deferred Commissions
Details of our deferred commissions balance are as follows:

		Deferred Commissions
		(in thousands)
Balance at December 31, 2021		$18,897
Commissions capitalized		1,979
Amortization recognized		(1,528)
Balance at March 31, 2022		$19,348

	March 31,	December 31,
	2022	2021

	(in thousands)
Classified as:
Current	$5,600	$5,378
Non-current	13,748	13,519
Total deferred commissions	$19,348	$18,897

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Amortization of acquired license technologies	$14,483	$37,336
Amortization of acquired subscription technologies	2,744	3,081
Total amortization of acquired technologies	$17,227	$40,417
The decrease in amortization of acquired license technologies was primarily due to certain intangible assets acquired in connection with our take private transaction in early 2016 being fully amortized during the three months ended March 31, 2022.

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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the results of operations of N-able presented as discontinued operations:

Three Months Ended March 31, 2021

(in thousands)
Revenue:
Subscription	$80,671
Maintenance	2,375
Total recurring revenue	83,046
License	—
Total revenue	83,046
Cost of revenue:
Cost of recurring revenue	11,304
Amortization of acquired technologies	2,704
Total cost of revenue	14,008
Gross profit	69,038
Operating expenses:
Sales and marketing	25,631
Research and development	11,403
General and administrative	16,845
Amortization of acquired intangibles	6,019
Total operating expenses	59,898
Operating income from discontinued operations	9,140
Other expense:
Interest (expense) income, net	—
Other expense, net	(529)
Total other expense	(529)
Income from discontinued operations before income taxes	8,611
Income tax benefit	(6,009)
Net income from discontinued operations, net of tax	$14,620
We incurred $0.2 million and $9.9 million of costs in connection with the Separation during the three months ended March 31, 2022 and 2021, respectively. Spin-off costs incurred in the three months ended March 31, 2021 are primarily reflected in our condensed consolidated statements of operations as discontinued operations. These costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contract costs and other incremental separation costs related to the Separation.
4. Goodwill
The following table reflects the changes in goodwill for the three months ended March 31, 2022:

(in thousands)
Balance at December 31, 2021	$3,308,405
Acquisitions	5,422
Foreign currency translation and other adjustments	(14,359)
Balance at March 31, 2022	$3,299,468

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of March 31, 2022 and December 31, 2021. There have been no transfers between fair value measurement levels during the three months ended March 31, 2022.

	Fair Value Measurements at March 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$475,000	$—	$—	$475,000
Total assets	$475,000	$—	$—	$475,000

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Money market funds	$645,000	$—	$—	$645,000
Total assets	$645,000	$—	$—	$645,000
As of March 31, 2022 and December 31, 2021, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 6. Debt for additional information regarding our debt.
6. Debt
The following table summarizes information relating to our debt:

	March 31,		December 31,
	2022		2021
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,904,375	3.21%	1,909,350	2.85%
Total principal amount	1,904,375		1,909,350
Unamortized discount and debt issuance costs	(16,465)		(18,681)
Total debt	1,887,910		1,890,669
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,868,010		$1,870,769
Senior Secured First Lien Credit Facilities
Our first lien credit agreement, as amended, or First Lien Credit Agreement, provides for senior secured first lien credit facilities, consisting of the following as of March 31, 2022:
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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of March 31, 2022, we were in compliance with all covenants of the First Lien Credit Agreement.
7. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net loss from continuing operations	$(4,659)	$(21,780)
Net income from discontinued operations	—	14,620
Net loss	(4,659)	(7,160)
Earnings allocated to unvested restricted stock	—	—
Net loss from continuing operations available to common stockholders	$(4,659)	$(21,780)
Net income from discontinued operations available to common stockholders	$—	$14,620
Denominator:
Weighted-average common shares outstanding used in computing basic net earnings (loss) per share	159,847	157,123

Diluted net earnings (loss) per share
Numerator:
Net loss from continuing operations available to common stockholders	$(4,659)	$(21,780)
Net income from discontinued operations available to common stockholders	$—	$14,620
Denominator:
Weighted-average shares used in computing basic net earnings (loss) per share	159,847	157,123
Add dilutive impact of employee equity plans	—	—
Weighted-average shares used in computing diluted net earnings (loss) per share	159,847	157,123

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Total anti-dilutive shares	9,618	6,626
The calculation of diluted earnings (loss) per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options or proceeds from the employee stock purchase plan.
8. Income Taxes
For the three months ended March 31, 2022 and 2021, we recorded income tax benefit from continuing operations of $0.2 million and $4.9 million, respectively, resulting in an effective tax rate of 3.2% and 18.3%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the excess tax deficiency from stock-based compensation, partially offset by an increase in permanent differences.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2022, we had accrued interest and penalties related to unrecognized tax benefits of approximately $2.9 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through February 2016 and 2018 through 2021 tax years generally remain open and subject to examination by federal tax authorities. The 2012 through 2021 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. We are under audit by the Indian Tax Authority for the 2017 and 2019 tax years. We are currently under audit by the California Franchise Tax Board for the 2012 through 2014 tax years and the Texas Comptroller for the 2015 through 2018 tax years. We are not currently under audit in any other taxing jurisdictions.
9. Commitments and Contingencies
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the Cyber Incident. We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident.
Expenses Incurred
For the three months ended March 31, 2022, we recorded pretax gross expenses related to the Cyber Incident of $5.7 million and included $0.2 million of these gross expenses in cost of recurring revenue, $0.1 million in sales and marketing expense and $5.5 million in general and administrative expense in the condensed consolidated statements of operations.
For the three months ended March 31, 2021, we recorded pretax gross expenses related to the Cyber Incident of $20.4 million, partially offset by $10.2 million of expected insurance proceeds for costs we believe were reimbursable and probable of recovery under our insurance coverage, for pretax net expenses of $10.2 million. We have included $0.8 million of these gross expenses in cost of recurring revenue, $0.8 million in sales and marketing expense and $18.8 million in general and administrative expense in the condensed consolidated statements of operations.
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
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to multiple lawsuits and investigations. A consolidated putative class action lawsuit alleging violations of the federal securities laws is pending against us and certain of our current and former officers. The complainants seek certification of a class of all persons who purchased or otherwise acquired our securities between October 18, 2018 and December 17, 2020 and seek unspecified monetary damages, costs and attorneys’ fees. In August 2021, the Company and all other named defendants in the securities class action filed motions to dismiss the

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

consolidated class action complaint. On March 30, 2022, the District Court for the Western District of Texas entered an order denying the Company's motion to dismiss. Discovery has commenced in the action. In addition, two shareholder derivative actions, purportedly on behalf of the Company, are pending, one in the Western District of Texas and one in the Delaware Court of Chancery, in each case asserting breach of duty and other claims against certain of our current and former officers and directors in connection with the Cyber Incident. In January 2022, the Company and all other named defendants filed motions to dismiss the Delaware derivative complaint which is pending before the court. We dispute the allegations in these complaints and intend to defend against the claims.
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
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2021. As of March 31, 2022, we had received insurance proceeds payments of $15 million for costs incurred related to the Cyber Incident. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident.
Indemnification
In connection with the Separation, we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements as of March 31, 2022.
Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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
Spin-Off of N-able Business
On July 19, 2021, we completed the separation and distribution of our managed service provider (“N-able”) business into a newly created and separately traded public company, N-able, Inc. We refer to this transaction as the “Separation.” After the distribution, we do not beneficially own any shares of common stock in N-able and no longer consolidate N‑able into our financial results for periods ending after July 19, 2021. As a result, N‑able's historical financial results through the Separation are reflected in our consolidated financial statements as discontinued operations.
We incurred significant costs in connection with the Separation which we refer to as “spin-off costs.” We incurred $0.2 million and $9.9 million of costs in connection with the Separation during the three months ended March 31, 2022 and 2021, respectively. Spin-off costs incurred in the three months ended March 31, 2021 are primarily reflected in our condensed consolidated statements of operations as discontinued operations. Of these amounts, the spin-off costs included in continuing operations were $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. We do not expect to incur significant spin-off costs in 2022.
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
Expenses
For the three months ended March 31, 2022, we recorded pretax gross expenses related to the Cyber Incident of $5.7 million and included $0.2 million of these gross expenses in cost of recurring revenue, $0.1 million in sales and marketing expense and $5.5 million in general and administrative expense in the condensed consolidated statements of operations.
For the three months ended March 31, 2021, we recorded pretax gross expenses related to the Cyber Incident of $20.4 million, partially offset by $10.2 million of expected insurance proceeds for costs we believe were reimbursable and probable of recovery under our insurance coverage, for pretax net expenses of $10.2 million. We have included $0.8 million of these gross expenses in cost of recurring revenue, $0.8 million in sales and marketing expense and $18.8 million in general and administrative expense in the condensed consolidated statements of operations.
General and administrative expense is presented net of insurance proceeds in the condensed consolidated statements of operations. Expenses include one-time costs to investigate and remediate the Cyber Incident, and legal and other professional services related thereto, and consulting services being provided to customers at no charge, all of which were expensed as incurred. Our "Secure By Design" initiatives which include costs to enhance our security measures across our systems and our software development and build environments, have increased our ongoing expenses by approximately $20 million on an annual basis. These costs are primarily included in research and development expense, as well as general and administrative expense.
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to numerous lawsuits and investigations or inquiries as described in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. While we will incur costs and other expenses associated with these proceedings and investigations, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
Future Costs
We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods. We expect to recognize these expenses as services are received. Costs related to the Cyber Incident that will be incurred in future periods may include increased expenses associated with ongoing claims, investigations and inquiries, and any new claims, investigations and inquiries, as well as increased customer support activities and other related matters. See Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for information related to the legal proceedings and governmental investigations related to the Cyber Incident. While we will incur costs and other expenses associated with these proceedings and investigations, it is currently not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues.
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
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2021. As of March 31, 2022, we had received insurance proceeds payments of $15 million for costs incurred related to the Cyber Incident. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident.

Impacts of COVID-19
We continue to monitor the impact from the changing market and economic conditions due to the COVID-19 pandemic on our business. While the impact of the COVID-19 pandemic contributed to a decline in our license revenue, based on current conditions, we do not expect to experience a significant ongoing impact related to the COVID-19 pandemic on our financial results in future periods. However, we are unable to predict with a level of precision the longer term impact, if any, that the COVID-19 pandemic may have on our business, results of operations and financial condition due to numerous uncertainties, including the duration of the pandemic, virus mutations and variants, the availability and efficacy of vaccines and boosters, the willingness of individuals to obtain vaccines and boosters, the pandemic's impact to the business of our customers and their end-customers and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations and financial condition.
First Quarter Highlights
Below are our key financial highlights from continuing operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Customers
Our approach, which we call the "The SolarWinds Model," allows us to both sell to a broad group of potential customers and close large transactions with significant customers. As of March 31, 2022, we had over 300,000 customers after giving effect to the Separation. While some customers may spend as little as $100 with us over a twelve-month period, we had 852 customers who spent more than $100,000 with us for the trailing twelve-month period ended March 31, 2022 as compared to 771 for the twelve-month period ended March 31, 2021, as adjusted to exclude customers of the N-able business.
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

	Three Months Ended March 31,		Year-over-Year Growth
	2022	2021

	(in thousands, except percentages)
Subscription ARR(1)	$141,840	$108,911	30.2%
Total ARR(2)	622,860	622,470	0.1
_______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period.

The year-over-year growth in Subscription ARR was primarily driven by sales of our time-based subscription offerings primarily resulting from customers transitioning to our subscription pricing model, as well as sales of our database monitoring and service desk solutions. Total ARR increased slightly due to growth in Subscription ARR which was partially offset by a decline in the annualized value of maintenance contracts as a result of lower new perpetual license sales and lower maintenance renewal rates related to the Cyber Incident.

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
We plan to continue to sell perpetual licenses for our network, systems and database management products and not require customers to transition to a subscription pricing model discussed above. The subscription pricing option, and our continued efforts to increase subscription revenue, may impact the mix of license and recurring revenue, but this impact is difficult to predict at this time due to uncertainty regarding the level of customer adoption of the new subscription pricing options. We expect a continued shift in the mix between license and recurring revenue in each quarter as new customers purchase these subscription offerings. Our license sales and maintenance renewal rates may decline or fluctuate in future periods as customers transition to our subscription offerings and as a result of the Cyber Incident.
Cost of Revenue
•Cost of Recurring Revenue. Cost of recurring revenue consists of technical support personnel costs, public cloud infrastructure and hosting fees and an allocation of overhead costs for our subscription revenue and maintenance services. Allocated costs consist of certain facilities, depreciation, benefits and IT costs allocated based on headcount. We expect our public cloud infrastructure and hosting fees to increase as we expand our subscription-based offerings.
•Amortization of Acquired Technologies. Amortization of acquired technologies consists of amortization related to capitalized costs of technologies acquired in connection with the Take Private and other acquisitions.
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of March 31, 2022 was 2,199, as compared to 2,074 as of March 31, 2021, which was adjusted to exclude employees of the N-able business.
We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business, including increasing our selling efforts toward enterprise customers. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any future acquisitions and any further decisions to increase our investment in our business. In addition, the Separation of the N-able business resulted in dis-synergies associated with increased overhead costs and duplicate hiring which increased certain expenses for 2021. Our stock-based compensation expense has increased due to equity awards granted to our employees and directors. We intend to continue to grant equity awards which will result in additional stock-based compensation expense in future periods. We also expect our travel costs may increase throughout the year as our employees begin to resume business travel activities.
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
•Research and Development. Research and development expenses primarily consist of related personnel costs for our product development employees and executives and, to a lesser extent, contractor fees. We expect to continue to grow our research and development organization, particularly internationally. We capitalize certain research and development costs related to developing new functionality for our suite of products that are hosted and accessed by our customers on a subscription basis, which may cause our research and development expense to fluctuate from period to period.
•General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring costs, acquisition costs, certain Cyber Incident costs, professional fees and other general corporate expenses. The Cyber Incident has resulted in increased general and administrative expenses which we expect to continue in 2022, although expenses may fluctuate from period to period depending on the timing of related activities.
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

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$38,747	21.9%	$28,317	16.3%	$10,430
Maintenance	115,495	65.3	120,665	69.4	(5,170)
Total recurring revenue	154,242	87.2	148,982	85.7	5,260
License	22,626	12.8	24,874	14.3	(2,248)
Total revenue	$176,868	100.0%	$173,856	100.0%	$3,012
Total revenue increased $3.0 million, or 1.7%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Revenue from North America was approximately 69% of total revenue for both the three months ended March 31, 2022 and 2021. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
The Cyber Incident has negatively impacted revenue, profitability and cash flows and may continue to do so throughout 2022 and beyond. Certain of our customers have, and others may, defer renewals or cancel subscriptions which has had, and could in the future have, a negative impact on our revenue. However, despite the impact of the Cyber Incident, our maintenance renewal rate for the trailing twelve month period was 89%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $10.4 million, or 36.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increased sales of our time-based subscription offerings resulting from customers, including our largest maintenance customer, transitioning to our subscription pricing model as well as sales of our database monitoring solutions. Our subscription revenue increased as a percentage of our total revenue for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve-Months Ended March 31,
	2022	2021

Net retention rate(1)	96%	96%
_______
(1)Net retention rate for subscription products represents the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of the calculation for that same customer base.
Maintenance Revenue. Maintenance revenue decreased $5.2 million, or 4.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the impact on maintenance revenue from decreased sales of our licensed products, customers transitioning to our time-based subscription offerings and a decline in our maintenance renewal rate primarily due to the Cyber Incident.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve-Months Ended March 31,
	2022	2021

Maintenance renewal rate(1)	89%	92%
_______
(1)Maintenance renewal rate represents the sales of maintenance services for all existing maintenance contracts expiring in a period, divided by the sum of previous sales of maintenance services corresponding to those services expiring in the current period. The calculation of maintenance renewal rate only includes customers renewing maintenance contracts and excludes all customers that transition from maintenance contracts to subscription offerings. Sales of maintenance services includes sales of maintenance renewals for a previously purchased product and the amount allocated to maintenance revenue from a license purchase.
License Revenue
License revenue decreased $2.2 million, or 9.0%, primarily due to an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses.
Cost of Revenue

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$17,831	10.1%	$15,654	9.0%	$2,177
Amortization of acquired technologies	17,227	9.7	40,417	23.2	(23,190)
Total cost of revenue	$35,058	19.8%	$56,071	32.3%	$(21,013)
Total cost of revenue decreased in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in amortization of acquired technologies due to certain intangible assets acquired in connection with the Take Private being fully amortized during the period. Cost of recurring revenue increased primarily due to increases in public cloud infrastructure and hosting fees related to our subscription offerings of $2.5 million and personnel costs to support our customers and additional product offerings of $0.3 million, partially offset by a decrease in costs related to the Cyber Incident of $0.7 million.
Operating Expenses

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$61,044	34.5%	$57,666	33.2%	$3,378
Research and development	23,422	13.2	26,358	15.2	(2,936)
General and administrative	32,664	18.5	30,865	17.8	1,799
Amortization of acquired intangibles	13,239	7.5	14,038	8.1	(799)
Total operating expenses	$130,369	73.7%	$128,927	74.2%	$1,442
Sales and Marketing. Sales and marketing expenses increased $3.4 million, or 5.9%, primarily due to increases in personnel costs of $2.6 million, marketing program costs of $0.6 million and travel costs of $0.3 million. These increases were partially offset by a decrease in public relation costs resulting from the Cyber Incident of $0.7 million. We have increased our sales and marketing employee headcount, and we expect to incur additional costs in future periods as we expand our international sales teams and focus on enterprise customers.
Research and Development. Research and development expenses decreased $2.9 million, or 11.1%, primarily due to a decrease in personnel costs of $5.2 million, partially offset by an increase in contract services of $1.5 million. The decrease in personnel costs, which includes a $1.1 million decrease in stock-based compensation expense, was primarily due to an increase in employee turnover, as well as a $1.6 million increase in capitalized employee costs primarily related to our work on our Observability platform.
General and Administrative. General and administrative expenses increased $1.8 million, or 5.8%, primarily due to a $2.5 million increase in personnel costs, which is primarily related to an increase in stock-based compensation expense, a $1.2 million increase in directors and officers liability and cybersecurity insurance costs and professional fees and a $0.7 million increase in restructuring costs. These increases were partially offset by a $3.1 million decrease in costs related to the Cyber Incident.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.8 million, or 5.7% primarily due to certain acquired intangibles being fully amortized during the period and the impact of changes in foreign currency exchange rates.

Interest Expense, Net

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(16,087)	(9.1)%	$(16,174)	(9.3)%	$87
Interest expense, net decreased by $0.1 million, or 0.5%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in interest expense is primarily due the reduction in our outstanding debt balance related to quarterly principal repayments. The weighted-average effective interest rate on our debt was 2.9% for both the three months ended March 31, 2022 and 2021. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(169)	(0.1)%	$656	0.4%	$(825)
Other income (expense), net decreased by $0.8 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Loss before income taxes	$(4,815)	(2.7)%	$(26,660)	(15.3)%	$21,845
Income tax benefit	(156)	(0.1)	(4,880)	(2.8)	4,724
Effective tax rate	3.2%		18.3%		(15.1)%
Our income tax benefit for the three months ended March 31, 2022 was $0.2 million as compared to $4.9 million for the three months ended March 31, 2021. The effective tax rate decreased to 3.2% for the period primarily due to the excess tax deficiency from stock-based compensation, partially offset by an increase in permanent differences. For additional discussion about our income taxes, see Note 8. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Discontinued Operations

	Three Months Ended March 31,
	2021
	Amount	Percentage of Revenue

	(in thousands, except percentages)
Total revenue	$83,046	100.0%
Total cost of revenue	14,008	16.9
Operating expenses	59,898	72.1
Income before income taxes	8,611	10.4
Income tax benefit	(6,009)	(7.2)
Income from discontinued operations, net of taxes	14,620	17.6

N‑able's historical financial results through the Separation date of July 19, 2021 are reflected in our condensed consolidated financial statements as discontinued operations.
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
Non-GAAP Revenue from Continuing Operations
We define non-GAAP total revenue as total revenue excluding the impact of purchase accounting from acquisitions. We historically monitored this measure to assess our performance because we believed our revenue growth rate would be overstated without this adjustment. We believed presenting non-GAAP total revenue aided in the comparability between periods and in assessing our overall operating performance. Beginning in the first quarter of 2022, we no longer adjust our GAAP revenue for the impact of purchase accounting.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Total GAAP revenue	$176,868	$173,856
Impact of purchase accounting(1)	—	79
Total non-GAAP revenue	$176,868	$173,935
_______________
(1)Adjustment represents the impact of purchase accounting to the subscription revenue line item. There were no adjustments to the maintenance revenue line item for the period presented.

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
•Acquisition and Other Costs. We exclude certain expense items resulting from acquisitions, such as legal, accounting and advisory fees, changes in fair value of contingent consideration, costs related to integrating the acquired businesses, deferred compensation, severance and retention expense. In addition, we exclude certain other costs including expenses related to our offerings. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition and other costs, allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.
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

	Three Months Ended March 31,
	2022	2021

	(in thousands, except margin data)
GAAP operating income (loss) from continuing operations	$11,441	$(11,142)
Impact of purchase accounting	—	79
Stock-based compensation expense and related employer-paid payroll taxes	15,937	14,528
Amortization of acquired technologies	17,227	40,417
Amortization of acquired intangibles	13,239	14,038
Acquisition and other costs	168	926
Restructuring costs	1,423	735
Cyber Incident costs, net	5,716	10,163
Non-GAAP operating income	$65,151	$69,744
GAAP operating margin	6.5%	(6.4)%
Non-GAAP operating margin	36.8%	40.1%

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

	Three Months Ended March 31,
	2022	2021

	(in thousands, except margin data)
Net loss from continuing operations	$(4,659)	$(21,780)
Amortization and depreciation	33,928	58,355
Income tax benefit	(156)	(4,880)
Interest expense, net	16,087	16,174
Impact of purchase accounting on total revenue	—	79
Unrealized foreign currency (gains) losses	280	(1,449)
Acquisition and other costs	168	926
Debt related costs	102	99
Stock-based compensation expense and related employer-paid payroll taxes	15,937	14,528
Restructuring costs	1,387	735
Cyber Incident costs, net	5,716	10,163
Adjusted EBITDA	$68,790	$72,950
Adjusted EBITDA margin	38.9%	41.9%
Liquidity and Capital Resources
Cash and cash equivalents increased during the quarter and were $751.2 million as of March 31, 2022. Our international subsidiaries held approximately $34.9 million of cash and cash equivalents, of which 59.0% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. We continue to evaluate the nature and extent of the impact of the Cyber Incident to our business and financial position. Currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of the proceedings and investigations resulting from the Cyber Incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In addition, there continues to be uncertainty in the rapidly changing market and economic conditions related in part to the ongoing COVID-19 pandemic as well as the war in Ukraine.

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
Indebtedness
As of March 31, 2022, our total indebtedness was $1.9 billion, with up to $117.5 million of available borrowings under our revolving credit facility. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
Summary of Cash Flows
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities from continuing operations	$40,258	$15,965
Net cash used in investing activities from continuing operations	(10,800)	(3,868)
Net cash used in financing activities from continuing operations	(9,629)	(10,423)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(727)	(4,390)
Net cash provided by discontinued operations	—	6,570
Net increase in cash and cash equivalents	$19,102	$3,854
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, the increase in cash provided by operating activities was primarily due to decreased cash outflows resulting from the changes in our operating assets and liabilities. The net cash outflow resulting from the changes in our operating assets and liabilities was $0.9 million for the three months ended March 31, 2022 as compared to a net cash outflow of $37.9 million for the three months ended March 31, 2021 and was primarily due to the timing of sales and cash payments and receipts. During the three months ended March 31, 2022, cash flow from operations includes $5.0 million of insurance proceeds received for costs incurred related to the Cyber Incident. During the three months ended March 31, 2021, cash flow from operations was impacted by an increase in cash payments for expenses resulting from the Cyber Incident and the Separation. Net cash provided by operating activities was reduced by $6.3 million and $14.4 million of cash paid for taxes for the three months ended March 31, 2022 and 2021, respectively.
Investing Activities
Investing cash flows consist primarily of cash used for acquisitions, capital expenditures and purchases of intangible assets. Our capital expenditures primarily relate to purchases of leasehold improvements, computers, servers and equipment to support our domestic and international office locations. Purchases of intangible assets consist primarily of capitalized research and development costs.
Net cash used in investing activities increased in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the acquisition of Monalytic, Inc., a monitoring, analytics and professional services company, during the period and an increase in capitalized research and development costs related to our subscription-based offerings.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash used in financing activities decreased slightly in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due a reduction in repurchases of common stock and incentive restricted stock, partially offset by a decrease in proceeds from issuance of common stock under our employee stock purchase plan.
In the three months ended March 31, 2022 and 2021, we withheld and retired shares of common stock to satisfy $6.4 million and $8.4 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
In each of the three months ended March 31, 2022 and 2021, we made $5.0 million of quarterly principal payments under our First Lien Credit Agreement.
Contractual Obligations and Commitments
As of March 31, 2022, there have been no material changes in our contractual obligations and commitments as of December 31, 2021 that were disclosed in our Annual Report on Form 10-K.
During the three months ended March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
•revenue recognition;
•stock-based compensation;
•income taxes; and
•loss contingencies.

A full description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022. There have been no material changes to our critical accounting policies and estimates since that time.
Goodwill
Our goodwill was derived from the Take Private transaction and acquisitions where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually on October 1st or when circumstances indicate an impairment may exist.
For the goodwill impairment analysis performed at December 31, 2021, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. We considered the decline in the market capitalization being less than the carrying value of our reporting unit in our evaluation of goodwill impairment indicators and determined it appropriate to perform a quantitative assessment of our reporting unit as of December 31, 2021. As a result of the impairment analysis, our reporting unit was determined to have a fair value that exceeded its carrying value by approximately 7.2%, and therefore no impairment was recognized.
As of March 31, 2022, while we experienced a further decline in our market capitalization, there were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair value of our reporting unit. In addition, there were no changes to factors used in the determination of our assumptions used in the discounted cash flow models regarding revenue growth rates, discount rate, estimated implications of the Cyber Incident to our cost structure, economic and market trends and other expectations about the anticipated operating results of our reporting unit. After considering all available evidence, we determined there were no indicators of impairment or changes to circumstances that more likely than not reduced the fair value of our reporting unit to less than its carrying value. We will continue to evaluate whether circumstances indicate an impairment may exist throughout the year prior to our annual impairment analysis during the fourth quarter of 2022.
Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include such items as: (i) a decrease in future cash flows due to lower than expected license sales or maintenance renewals and higher than estimated costs to respond to the Cyber Incident, (ii) higher than expected customer attrition resulting from customer concerns related to the Cyber Incident, (iii) adverse loss exposure from claims, fines or penalties from the Cyber Incident and (iv) volatility in the equity and debt markets or other macroeconomic factors which could result in a higher weighted-average cost of capital. Accordingly, if our current cash flow assumptions are not realized or we experience sustained declines in our stock price or market capitalization, it is possible that an impairment charge may be recorded in the future, which could be material.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, if any, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $751.2 million and $732.1 million at March 31, 2022 and December 31, 2021, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at March 31, 2022.
We had total indebtedness with an outstanding principal balance of $1.90 billion at March 31, 2022 and $1.91 billion at December 31, 2021. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 0% floor. As of March 31, 2022 and December 31, 2021, the annual weighted-average rate on borrowings was 3.21% and 2.85%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.1 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2021 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.9 billion U.S. dollar term loans as of March 31, 2022, not subject to market pricing.
See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, Europe, Canada, South America and Australia. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Australian Dollar against the United States Dollar, or USD. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact of the COVID-19 pandemic or the war in Ukraine on the global economy, or governmental actions taken in response to the COVID-19 pandemic. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of March 31, 2022 and December 31, 2021, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three months ended March 31, 2022 and 2021.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
For a description of the lawsuits and government investigations or inquiries related to the Cyber Incident, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which description is incorporated herein by reference.
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
Item 1A. Risk Factors
There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
January 1-31, 2022	—	$—	—	$—
February 1-28, 2022	—	—	—	—
March 1-31, 2022	3,600	3.39	—	—
Total	3,600		—
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

SOLARWINDS CORPORATION

Dated:	May 6, 2022	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)