Form 10-Q
period 2022-06-30
SolarWinds Corp
filed 2022-08-05
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On August 2, 2022, 160,914,540 shares of common stock, par value $0.001 per share, were outstanding.

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
•risks related to the evolving breadth of our sales motion and challenges, investments and additional costs associated with increased selling efforts toward enterprise customers and adopting a subscription first approach;
•risks relating to increased investments in, and the timing of, our transformation from monitoring to observability;
•potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;
•the possibility that the ongoing global COVID-19 pandemic may adversely affect our business, results of operations and financial condition;
•any of the following factors either generally or as a result of the impacts of the Cyber Incident, the global COVID-19 pandemic, the war in Ukraine or inflation on the global economy or on our business operations and financial condition or on the business operations and financial conditions of our customers, their end-customers and our prospective customers;
◦reductions in information technology spending or delays in purchasing decisions by our customers, their end-customers and our prospective customers;
◦the inability to sell products to new customers or to sell additional products or upgrades to our existing customers;
◦any decline in our renewal or net retention rates;
◦the inability to generate significant volumes of high-quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates;
◦the timing and adoption of new products, product upgrades or pricing model changes by us or our competitors;
◦changes in interest rates;
◦risks associated with our international operations; and
◦ongoing sanctions and disruptions resulting from the war in Ukraine;
•the possibility that our operating income could fluctuate and may decline as percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business;
•risks associated with the estimates and assumptions used in our impairment testing;
•our ability to compete effectively in the markets we serve;
•our ability to attract, retain and motivate employees;
•our inability to successfully identify, complete and integrate acquisitions and manage our growth effectively;
•risks associated with our status as a controlled company; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$722,440	$732,116
Short-term investments	55,768	—
Accounts receivable, net of allowances of $726 and $476 as of June 30, 2022 and December 31, 2021, respectively	83,528	95,095
Income tax receivable	1,170	1,114
Prepaid and other current assets	23,068	30,515
Total current assets	885,974	858,840
Property and equipment, net	27,659	29,722
Operating lease assets	67,397	74,318
Deferred taxes	132,866	144,162
Goodwill	2,642,388	3,308,405
Intangible assets, net	281,908	342,563
Other assets, net	40,369	34,117
Total assets	$4,078,561	$4,792,127
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,515	$7,327
Accrued liabilities and other	37,386	41,328
Current operating lease liabilities	14,904	14,382
Accrued interest payable	234	153
Income taxes payable	16,944	3,086
Current portion of deferred revenue	315,108	327,701
Current debt obligation	19,900	19,900
Total current liabilities	411,991	413,877
Long-term liabilities:
Deferred revenue, net of current portion	34,887	34,968
Non-current deferred taxes	7,968	16,918
Non-current operating lease liabilities	66,143	74,543
Other long-term liabilities	74,495	93,156
Long-term debt, net of current portion	1,865,270	1,870,769
Total liabilities	2,460,754	2,504,231
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 160,870,907 and 159,176,042 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	161	159
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,594,192	2,566,783
Accumulated other comprehensive income (loss)	(69,411)	1,306
Accumulated deficit	(907,135)	(280,352)
Total stockholders’ equity	1,617,807	2,287,896
Total liabilities and stockholders’ equity	$4,078,561	$4,792,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	$36,980	$29,608	$75,727	$57,925
Maintenance	113,972	120,502	229,467	241,167
Total recurring revenue	150,952	150,110	305,194	299,092
License	25,082	26,678	47,708	51,552
Total revenue	176,034	176,788	352,902	350,644
Cost of revenue:
Cost of recurring revenue	15,460	15,728	33,291	31,382
Amortization of acquired technologies	3,648	40,098	20,875	80,515
Total cost of revenue	19,108	55,826	54,166	111,897
Gross profit	156,926	120,962	298,736	238,747
Operating expenses:
Sales and marketing	64,615	58,076	125,659	115,742
Research and development	22,108	25,831	45,530	52,189
General and administrative	41,283	30,719	73,947	61,584
Amortization of acquired intangibles	13,103	13,882	26,342	27,920
Goodwill impairment	612,395	—	612,395	—
Total operating expenses	753,504	128,508	883,873	257,435
Operating loss	(596,578)	(7,546)	(585,137)	(18,688)
Other income (expense):
Interest expense, net	(18,401)	(16,191)	(34,488)	(32,365)
Other income (expense), net	726	(269)	557	387
Total other expense	(17,675)	(16,460)	(33,931)	(31,978)
Loss before income taxes	(614,253)	(24,006)	(619,068)	(50,666)
Income tax expense (benefit)	7,871	(2,121)	7,715	(7,001)
Net loss from continuing operations	(622,124)	(21,885)	$(626,783)	$(43,665)
Net income from discontinued operations, net of tax	—	10,261	—	24,881
Net loss	$(622,124)	$(11,624)	$(626,783)	$(18,784)
Net loss from continuing operations available to common stockholders	$(622,124)	$(21,885)	$(626,783)	$(43,665)
Net income from discontinued operations available to common stockholders	$—	$10,261	$—	$24,881
Net income (loss) available to common stockholders per share:
Basic loss from continuing operations per share	$(3.87)	$(0.14)	$(3.91)	$(0.28)
Basic earnings from discontinued operations per share	—	0.07	$—	$0.16
Basic loss per share	$(3.87)	$(0.07)	$(3.91)	$(0.12)
Diluted loss from continuing operations per share	$(3.87)	$(0.14)	$(3.91)	$(0.28)
Diluted earnings from discontinued operations per share	—	0.07	$—	$0.16
Diluted loss per share	$(3.87)	$(0.07)	$(3.91)	$(0.12)
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share	160,663	157,854	160,257	157,491
Shares used in computation of diluted earnings (loss) per share	160,663	157,854	160,257	157,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(622,124)	$(11,624)	$(626,783)	$(18,784)
Other comprehensive income (loss):
Foreign currency translation adjustment	(53,670)	17,645	(70,565)	(48,105)
Unrealized losses on investments, net of income tax expense (benefit) of $(34) and $(34) for the three and six months ended June 30, 2022, respectively	(152)	—	(152)	—
Other comprehensive income (loss)	(53,822)	17,645	(70,717)	(48,105)
Comprehensive income (loss)	$(675,946)	$6,021	$(697,500)	$(66,889)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	160,456	$160	$2,577,818	$(15,589)	$(285,011)	$2,277,378
Foreign currency translation adjustment	—	—	—	(53,670)	—	(53,670)
Unrealized gain (loss) on investments, net of taxes	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	(622,124)	(622,124)
Comprehensive loss						(675,946)
Exercise of stock options	18	—	25	—	—	25
Restricted stock units issued, net of shares withheld for taxes	391	1	(1,476)	—	—	(1,475)
Issuance of stock	6	—	11	—	—	11
Stock-based compensation	—	—	17,814	—	—	17,814
Balance at June 30, 2022	160,871	161	2,594,192	(69,411)	(907,135)	$1,617,807

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	159,176	$159	$2,566,783	$1,306	$(280,352)	$2,287,896
Foreign currency translation adjustment	—	—	—	(70,565)	—	(70,565)
Unrealized gain (loss) on investments, net of taxes	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	(626,783)	(626,783)
Comprehensive loss						(697,500)
Exercise of stock options	34	—	37	—	—	37
Restricted stock units issued, net of shares withheld for taxes	1,454	2	(7,884)	—	—	(7,882)
Issuance of stock	57	—	227	—	—	227
Issuance of stock under employee stock purchase plan	150	—	1,753	—	—	1,753
Stock-based compensation	—	—	33,276	—	—	33,276
Balance at June 30, 2022	160,871	$161	$2,594,192	$(69,411)	$(907,135)	$1,617,807

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	157,702	$158	$3,124,650	$61,462	$(236,104)	$2,950,166
Foreign currency translation adjustment	—	—	—	17,645	—	17,645
Net loss	—	—	—	—	(11,624)	(11,624)
Comprehensive income						6,021
Exercise of stock options	88	—	390	—	—	390
Restricted stock units issued, net of shares withheld for taxes	189	—	(1,471)	—	—	(1,471)
Issuance of stock	36	—	29	—	—	29
Stock-based compensation	—	—	16,578	—	—	16,578
Balance at June 30, 2021	158,015	$158	$3,140,176	$79,107	$(247,728)	$2,971,713

	Six months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	156,520	$157	$3,112,262	$127,212	$(228,944)	$3,010,687
Foreign currency translation adjustment	—	—	—	(48,105)	—	(48,105)
Net loss	—	—	—	—	(18,784)	(18,784)
Comprehensive loss						(66,889)
Exercise of stock options	92	—	401	—	—	401
Restricted stock units issued, net of shares withheld for taxes	848	1	(9,869)	—	—	(9,868)
Issuance of stock	447	—	492	—	—	492
Issuance of stock under employee stock purchase plan	108	—	3,129	—	—	3,129
Stock-based compensation	—	—	33,761	—	—	33,761
Balance at June 30, 2021	158,015	$158	$3,140,176	$79,107	$(247,728)	$2,971,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss from continuing operations	$(626,783)	$(43,665)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	54,059	116,008
Goodwill and indefinite-lived intangible asset impairment	621,760	—
Provision for losses on accounts receivable	366	395
Stock-based compensation expense	32,684	27,520
Amortization of debt issuance costs	4,536	4,498
Deferred taxes	(9,027)	(8,803)
Gain on foreign currency exchange rates	(440)	(1,139)
Other non-cash expenses	142	1,033
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	8,912	16,782
Income taxes receivable	(110)	(2,280)
Prepaid and other assets	6,566	(3,278)
Accounts payable	252	(2,105)
Accrued liabilities and other	(3,976)	(9,569)
Accrued interest payable	81	(4)
Income taxes payable	(4,700)	(28,294)
Deferred revenue	(2,998)	(18,610)
Other long-term liabilities	116	(276)
Net cash provided by operating activities from continuing operations	81,440	48,213
Cash flows from investing activities
Purchases of investments	(55,885)	—
Purchases of property and equipment	(3,533)	(5,367)
Purchases of intangible assets	(7,508)	(1,571)
Acquisitions, net of cash acquired	(6,500)	447
Net cash used in investing activities from continuing operations	(73,426)	(6,491)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,753	3,129
Repurchase of common stock and incentive restricted stock	(7,921)	(10,059)
Exercise of stock options	37	401
Repayments of borrowings from credit agreement	(9,950)	(9,950)
Net cash used in financing activities from continuing operations	(16,081)	(16,479)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(1,609)	(3,453)
Cash flows of discontinued operations
Operating activities of discontinued operations	—	34,825
Investing activities of discontinued operations	—	(15,009)
Financing activities of discontinued operations	—	(903)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	(566)
Net cash provided by discontinued activities	—	18,347
Net increase (decrease) in cash and cash equivalents	(9,676)	40,137
Cash and cash equivalents
Beginning of period	732,116	370,498
End of period	$722,440	$410,635

Supplemental disclosure of cash flow information
Cash paid for interest	$30,933	$27,995
Cash paid for income taxes	$19,422	$35,715

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
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2021-08 "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers", instead of at fair value on the acquisition date as previously required by ASC 805. The amendments improve comparability after the business

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022 and early adoption is permitted. We elected to early adopt the updated guidance prospectively as of January 1, 2022. The adoption of the standard did not have a material impact on our condensed consolidated financial statements for the three or six months ended June 30, 2022.
Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill
Our goodwill was derived from the take private transaction in early 2016 ("Take Private") and acquisitions where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually on October 1st or more frequently if events or circumstances indicate it is more likely than not that the fair value of our reporting unit is less than its carrying value.
Subsequent to our annual 2021 goodwill impairment analysis on October 1, 2021, we experienced a decline in our stock price resulting in the total market value of our shares of stock outstanding (our "market capitalization"), being less than the carrying value of our reporting unit. Therefore, as of December 31, 2021, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our one reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. We considered the decline in the market capitalization being less than the carrying value of our reporting unit in our evaluation of goodwill impairment indicators and determined it appropriate to perform a quantitative assessment of our reporting unit as of December 31, 2021. As a result of the impairment analysis, our reporting unit was determined to have a fair value that exceeded its carrying value by approximately 7.2%, and therefore no impairment was recognized.
As of March 31, 2022, while we experienced a further decline in our market capitalization, there were no unanticipated changes or negative indicators in the goodwill impairment qualitative factors or significant changes to assumptions used in the discounted cash flow models that would impact the fair value of our reporting unit. After considering all available evidence, we determined there were no indicators of impairment or changes to circumstances that more likely than not reduced the fair value of our reporting unit to less than its carrying value as of March 31, 2022.
As of June 30, 2022, we experienced a further decline in our market capitalization and considered the impact of current macroeconomic conditions on our projected operating results and assumptions used in the income approach - discounted cash flow method and market approach models that impact the fair value of our reporting unit. The macroeconomic conditions considered include deterioration in the equity markets evidenced by sustained declines in our stock price, those of our peers, and major market indices since December 31, 2021, which reduced the market multiples, along with an increase in the weighted-average cost of capital primarily driven by an increase in interest rates. In addition, as of June 30, 2022, we lowered our projected operating results primarily due to the recent impact of foreign currency exchange rate fluctuations on our projected sales and market concerns related to inflation, supply chain disruption issues and other macroeconomic factors. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting unit as of June 30, 2022. We engaged a third-party valuation specialist to assist in the performance of the impairment analysis of our reporting unit.
For the interim quantitative goodwill impairment analysis performed as of June 30, 2022, we utilized a combination of both an income and market approach to determine the fair value of our reporting unit. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect our assumptions regarding revenue growth rates, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting unit. Under the market approach, we estimate the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the reporting unit. As a result of the interim goodwill impairment analysis, our reporting unit was determined to have a carrying value that exceeded its fair value and therefore, a $612.4 million non-cash goodwill impairment charge was recognized in our condensed consolidated statements of operations for the three months ended June 30, 2022.
Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii)

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

timing and success of new products introduced in our evolution from monitoring to observability, (iv) the ongoing impact of the Cyber Incident including a decrease in future cash flows due to lower than expected license sales or maintenance renewals, higher than expected customer attrition, higher than estimated costs to respond and adverse loss exposure from claims, fines or penalties resulting from government investigations and litigation; and (v) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience further sustained declines in our stock price or market capitalization, or there are further declines in the market multiplies used in our analysis, it is possible that an additional impairment charge may be recorded in the future, which could be material.
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for impairment annually, in the fourth quarter, or more frequently if a triggering event occurs. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative test. If necessary, the quantitative test is performed by comparing the fair value of indefinite lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. As of June 30, 2022, due to the factors discussed in the goodwill analysis above, we performed a quantitative assessment of our indefinite-lived intangible assets utilizing a relief from royalty method and determined the estimated fair value of the SolarWinds trade name, recorded in connection with the Take Private, was less than its carrying value. As a result, we recorded a $9.4 million non-cash impairment charge which is included in general and administrative expense in our condensed consolidated statements of operations for the three months ended June 30, 2022.
Long-lived Assets
We evaluate the recoverability of our long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2022, prior to performing the goodwill impairment analysis, we performed a recoverability test of our long-lived assets, including finite-lived intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets. We determined no impairment was required.
Investments
Our investments, classified as available-for-sale securities, consist of marketable securities such as U.S. Treasury securities, corporate bonds, commercial paper and asset-backed securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. We may classify our available-for-sale securities as either short-term or long-term investments. We classify an investment as short-term if we have both the intent and ability to convert the security into cash to fund current operations.
Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), which is a component of shareholders' equity except for any unrealized losses determined to be related to credit losses, which we record within other income (expense), net in our condensed consolidated statements of operations. Any premiums or discounts are amortized or accreted, respectively, to maturity as a component of interest expense, net in our condensed consolidated statements of operations. Cash flows from the amount of purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities. Amortization and accretion of purchased premiums and discounts on securities are included as a non-cash adjustment to net income (loss) within cash flows from operating activities in our condensed consolidated statements of cash flows.
The cost of securities sold is based on the specific-identification method. In determining if and when a decline in fair value is judged to be other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Declines in fair value deemed other-than-temporary are included as a component of other income (expense), net in our condensed consolidated statements of operations. We have not recorded any other-than-temporary impairments related to marketable securities. See Note 4. Investments for a summary of our investments.
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 2: Inputs that are observable in the marketplace other than those inputs classified as Level 1.
Level 3: Inputs that are unobservable in the marketplace and significant to the valuation.
We determine the fair value of our available-for-sale securities based on inputs obtained from multiple pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our available-for-sale securities as being valued using Level 2 inputs. The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are derived from unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions.
See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis. The carrying amounts reported in our consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments, Net of Tax	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2021	$1,306	$—	$1,306
Other comprehensive gain (loss) before reclassification	(70,565)	(152)	(70,717)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(70,565)	(152)	(70,717)
Balance at June 30, 2022	$(69,259)	$(152)	$(69,411)
Deferred Revenue
Details of our total deferred revenue balance are as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2021	$362,669
Deferred revenue recognized	(250,679)
Additional amounts deferred	237,742
Deferred revenue acquired in business combinations	263
Balance at June 30, 2022	$349,995
We expect to recognize revenue related to these remaining performance obligations as of June 30, 2022 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$349,995	$315,108	$34,023	$864

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Commissions
Details of our deferred commissions balance are as follows:

		Deferred Commissions
		(in thousands)
Balance at December 31, 2021		$18,897
Commissions capitalized		3,911
Amortization recognized		(3,113)
Balance at June 30, 2022		$19,695

	June 30,	December 31,
	2022	2021

	(in thousands)
Classified as:
Current	$5,822	$5,378
Non-current	13,873	13,519
Total deferred commissions	$19,695	$18,897
Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Amortization of acquired license technologies	$921	$37,328	$15,404	$74,664
Amortization of acquired subscription technologies	2,727	2,770	5,471	5,851
Total amortization of acquired technologies	$3,648	$40,098	$20,875	$80,515
The decreases in amortization of acquired license technologies for the three and six months ended June 30, 2022 in comparison to the same periods in 2021 were primarily due to certain intangible assets acquired in connection with the Take Private being fully amortized during the periods ended June 30, 2022.
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the results of operations of N-able presented as discontinued operations:

	Three Months Ended	Six Months Ended

	June 30, 2021
	(in thousands)
Revenue:
Subscription	$82,821	$163,492
Maintenance	2,365	4,740
Total recurring revenue	85,186	168,232
License	—	—
Total revenue	85,186	168,232
Cost of revenue:
Cost of recurring revenue	11,788	23,092
Amortization of acquired technologies	1,037	3,741
Total cost of revenue	12,825	26,833
Gross profit	72,361	141,399
Operating expenses:
Sales and marketing	24,295	49,926
Research and development	13,275	24,678
General and administrative	19,678	36,523
Amortization of acquired intangibles	4,276	10,295
Total operating expenses	61,524	121,422
Operating income from discontinued operations	10,837	19,977
Other expense:
Interest (expense) income, net	—	—
Other expense, net	(52)	(581)
Total other expense	(52)	(581)
Income from discontinued operations before income taxes	10,785	19,396
Income tax expense (benefit)	524	(5,485)
Net income from discontinued operations, net of tax	$10,261	$24,881
We incurred $13.2 million of costs in connection with the Separation during the three months ended June 30, 2021 and $0.2 million and $23.1 million for the six months ended June 30, 2022 and 2021, respectively. We incurred insignificant costs in connection with the Separation for the three months ended June 30, 2022. Spin-off costs incurred in the three and six months ended June 30, 2021 are primarily reflected in our condensed consolidated statements of operations as discontinued operations. These costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contract costs and other incremental separation costs related to the Separation.
4. Investments
Our short-term investments as of June 30, 2022 consist of available-for-sale securities, such as U.S. Treasury securities, corporate bonds, commercial paper and asset-backed securities. The Company did not own any investments as of December 31, 2021.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes our short-term investments as of June 30, 2022:

	June 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$23,958	$—	$(72)	$23,886
Corporate bonds	22,034	10	(121)	21,923
Commercial paper	8,959	—	—	8,959
Asset-backed securities	1,003	—	(3)	1,000
Total short-term investments	$55,954	$10	$(196)	$55,768
The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
As of June 30, 2022
U.S. Treasury securities	$23,886	$(72)	$—	$—	$23,886	$(72)
Corporate bonds	20,897	(121)	—	—	20,897	(121)
Asset-backed securities	1,000	(3)	—	—	1,000	(3)
	$45,783	$(196)	$—	$—	$45,783	$(196)
The following table summarizes the contractual underlying maturities of our available-for-sale securities as of June 30, 2022:

	June 30, 2022
	Cost	Fair Value
	(in thousands)
Due in one year or less	$54,951	$54,768
Due after one year through five years	1,003	1,000
	$55,954	$55,768
5. Goodwill
The following table reflects the changes in goodwill for the six months ended June 30, 2022:

(in thousands)
Balance at December 31, 2021	$3,308,405
Acquisitions	5,415
Goodwill impairment	(612,395)
Foreign currency translation and other adjustments	(59,037)
Balance at June 30, 2022	$2,642,388
As of June 30, 2022, our accumulated goodwill impairment was $612.4 million. See Note 2. Summary of Significant Accounting Policies for discussion of the goodwill impairment recorded during the six months ended June 30, 2022.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of June 30, 2022 and December 31, 2021. There have been no transfers between fair value measurement levels during the six months ended June 30, 2022.

	Fair Value Measurements at June 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$361,055	$—	$—	$361,055
U.S. Treasury securities	—	7,494	—	7,494
Corporate bonds	—	1,784	—	1,784
Commercial paper	—	33,846	—	33,846
Total cash equivalents	361,055	43,124	—	404,179
Short-term investments:
U.S. Treasury securities	—	23,886	—	23,886
Corporate bonds	—	21,923	—	21,923
Commercial paper	—	8,959	—	8,959
Asset-backed securities	—	1,000	—	1,000
Total short-term investments	—	55,768	—	55,768
Total assets	$361,055	$98,892	$—	$459,947

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$645,000	$—	$—	$645,000
Total cash equivalents	645,000	—	—	645,000
Total assets	$645,000	$—	$—	$645,000
As of June 30, 2022 and December 31, 2021, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 7. Debt for additional information regarding our debt.
The fair value of our non-financial assets and liabilities, which include goodwill, intangible assets and property, plant and equipment, are measured on a non-recurring basis. Fair value adjustments are made in the period an impairment charge is recognized. During the three months ended June 30, 2022 we recognized impairment charges of $612.4 million and $9.4 million related to our goodwill and our trade name indefinite-lived intangible asset, respectively. The fair value of our reporting unit and indefinite-lived intangible asset are classified as Level 3 within the fair value hierarchy due to the significant unobservable inputs developed using company-specific information. For additional information, see the discussion of our impairment charges in Note 2. Summary of Significant Accounting Policies - Impairment of Goodwill, Intangible Assets and Long-lived Assets, including the valuation methods and inputs used in the fair value measurements.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Debt
The following table summarizes information relating to our debt:

	June 30,		December 31,
	2022		2021
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,899,400	4.42%	1,909,350	2.85%
Total principal amount	1,899,400		1,909,350
Unamortized discount and debt issuance costs	(14,230)		(18,681)
Total debt	1,885,170		1,890,669
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,865,270		$1,870,769
Senior Secured First Lien Credit Facilities
Our first lien credit agreement, as amended, or First Lien Credit Agreement, provides for senior secured first lien credit facilities, consisting of the following as of June 30, 2022:
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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of June 30, 2022, we were in compliance with all covenants of the First Lien Credit Agreement.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net loss from continuing operations	$(622,124)	$(21,885)	$(626,783)	$(43,665)
Net income from discontinued operations	—	10,261	—	24,881
Net loss	(622,124)	(11,624)	(626,783)	(18,784)
Earnings allocated to unvested restricted stock	—	—	—	—
Net loss from continuing operations available to common stockholders	$(622,124)	$(21,885)	$(626,783)	$(43,665)
Net income from discontinued operations available to common stockholders	$—	$10,261	$—	$24,881
Denominator:
Weighted-average common shares outstanding used in computing basic net earnings (loss) per share	160,663	157,854	160,257	157,491

Diluted net earnings (loss) per share
Numerator:
Net loss from continuing operations available to common stockholders	$(622,124)	$(21,885)	$(626,783)	$(43,665)
Net income from discontinued operations available to common stockholders	$—	$10,261	$—	$24,881
Denominator:
Weighted-average shares used in computing basic net earnings (loss) per share	160,663	157,854	160,257	157,491
Add dilutive impact of employee equity plans	—	—	—	—
Weighted-average shares used in computing diluted net earnings (loss) per share	160,663	157,854	160,257	157,491
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Total anti-dilutive shares	12,594	7,071	11,074	6,613
The calculation of diluted earnings (loss) per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options or proceeds from the employee stock purchase plan.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Income Taxes
For the three months ended June 30, 2022 and 2021, we recorded income tax expense from continuing operations of $7.9 million and income tax benefit of $2.1 million, respectively, resulting in an effective tax rate of (1.3)% and 8.8%, respectively. For the six months ended June 30, 2022 and 2021, we recorded income tax expense from continuing operations of $7.7 million and income tax benefit $7.0 million, respectively, resulting in an effective tax rate of (1.2)% and 13.8%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to the effect of the goodwill impairment charge, which is primarily non-deductible for income tax purposes.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2022, we had accrued interest and penalties related to unrecognized tax benefits of approximately $3.1 million.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. During the three months ended June 30, 2022, as a result of the goodwill impairment charge, we increased our valuation allowance primarily related to the component of tax-deductible goodwill.
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
10. Commitments and Contingencies
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the Cyber Incident. We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident.
Expenses Incurred
For the three months ended June 30, 2022, we recorded pretax gross expenses related to the Cyber Incident of $3.7 million, primarily included in general and administrative expense in the condensed consolidated statements of operations. For the three months ended June 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $13.6 million, partially offset by proceeds under our insurance coverage of $2.9 million, for pretax net expenses of $10.7 million. For the three months ended June 30, 2021, we have included $0.7 million of these gross expenses in cost of recurring revenue, $0.8 million in sales and marketing expense and $12.2 million in general and administrative expense in the condensed consolidated statements of operations.
For the six months ended June 30, 2022, we recorded pretax gross expenses related to the Cyber Incident of $9.5 million and have included $0.2 million of these gross expenses in cost of recurring revenue, $0.1 million in sales and marketing expense and $9.2 million in general and administrative expense in the condensed consolidated statements of operations. For the six months ended June 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $34.0 million, partially offset by proceeds under our insurance coverage of $13.1 million, for pretax net expenses of $20.9 million. For the six months ended June 30, 2021, we have included $1.5 million of these gross expenses in cost of recurring revenue, $1.5 million in sales and marketing expense and $31.0 million in general and administrative expense in the condensed consolidated statements of operations.
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
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to multiple lawsuits and investigations. A consolidated putative class action lawsuit alleging violations of the federal securities laws is pending against us and certain of our current and former officers. The complainants sought certification of a class of all persons who purchased or otherwise acquired our securities between October 18, 2018 and December 17, 2020 and seek unspecified monetary damages, costs and attorneys’ fees. In August 2021, the Company and all other named defendants in the securities class action filed motions to dismiss the

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

consolidated class action complaint. On March 30, 2022, the District Court for the Western District of Texas entered an order denying the Company's motion to dismiss. Discovery has commenced in the action. In addition, two shareholder derivative actions, purportedly on behalf of the Company, are pending, one in the Western District of Texas and one in the Delaware Court of Chancery, in each case asserting breach of duty and other claims against certain of our current and former officers and directors in connection with the Cyber Incident. In January 2022, the Company and all other named defendants filed motions to dismiss the Delaware derivative complaint which is pending before the court. We dispute the allegations in these complaints and intend to defend against the claims.
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
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2022. As of June 30, 2022, we had received insurance proceeds payments of $15 million for costs incurred related to the Cyber Incident. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident.
Indemnification
In connection with the Separation, we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements as of June 30, 2022.
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
We incurred $13.2 million of costs in connection with the Separation during the three months June 30, 2021 and $0.2 million and $23.1 million for the six months ended June 30, 2022 and 2021, respectively. We incurred insignificant costs in connection with the Separation for the three months ended June 30, 2022. Spin-off costs incurred in the three and six months ended June 30, 2021 are primarily reflected in our condensed consolidated statements of operations as discontinued operations. These costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contract costs and other incremental separation costs related to the Separation. Of these amounts, the spin-off costs included in continuing operations were $0.5 million for the three months ended June 30, 2021 and $0.2 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. We do not expect to incur significant spin-off costs in 2022.
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

Expenses
For the three months ended June 30, 2022, we recorded pretax gross expenses related to the Cyber Incident of $3.7 million, primarily included in general and administrative expense in the condensed consolidated statements of operations. For the three months ended June 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $13.6 million, partially offset by proceeds under our insurance coverage of $2.9 million, for pretax net expenses of $10.7 million. For the three months ended June 30, 2021, we have included $0.7 million of these gross expenses in cost of recurring revenue, $0.8 million in sales and marketing expense and $12.2 million in general and administrative expense in the condensed consolidated statements of operations.
For the six months ended June 30, 2022, we recorded pretax gross expenses related to the Cyber Incident of $9.5 million and have included $0.2 million of these gross expenses in cost of recurring revenue, $0.1 million in sales and marketing expense and $9.2 million in general and administrative expense in the condensed consolidated statements of operations. For the six months ended June 30, 2021, we recorded pretax gross expenses related to the Cyber Incident of $34.0 million, partially offset by proceeds under our insurance coverage of $13.1 million, for pretax net expenses of $20.9 million. For the six months ended June 30, 2021, we have included $1.5 million of these gross expenses in cost of recurring revenue, $1.5 million in sales and marketing expense and $31.0 million in general and administrative expense in the condensed consolidated statements of operations.
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
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to numerous lawsuits and investigations or inquiries as described in Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. While we will incur costs and other expenses associated with these proceedings and investigations, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
Future Costs
We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods. We expect to recognize these expenses as services are received. Costs related to the Cyber Incident that will be incurred in future periods may include increased expenses associated with ongoing claims, investigations and inquiries, and any new claims, investigations and inquiries, as well as increased customer support activities and other related matters. See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for information related to the legal proceedings and governmental investigations related to the Cyber Incident. While we will incur costs and other expenses associated with these proceedings and investigations, it is currently not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the early stage thereof, the fact that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues.
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

Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2022. As of June 30, 2022, we had received insurance proceeds payments of $15 million for costs incurred related to the Cyber Incident. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident.
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
Impacts of Macroeconomic Conditions
As a global company, we are subject to risks and exposures from foreign currency exchange rate fluctuations caused by significant events with macroeconomic impacts, including, but not limited to, the conflict between Russia and Ukraine and resulting sanctions and other actions against Russia and Belarus, as well as market concerns related to inflation, changes in interest rates and supply chain disruption issues. During the second quarter of 2022, we suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. Foreign currency exchange rate fluctuations have to date, and may continue through the remainder of 2022, to negatively impact our revenues. Although we continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, the broader implications of these macroeconomic events on our results of operation remain uncertain. See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
Second Quarter Highlights
Below are our key financial highlights from continuing operations for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Customers
Our approach allows us to both sell to a broad group of potential customers and close large transactions with significant customers. As of June 30, 2022, we had over 300,000 customers after giving effect to the Separation. While some customers may spend as little as $100 with us over a twelve-month period, we had 879 customers who spent more than $100,000 with us for the trailing twelve-month period ended June 30, 2022 as compared to 775 for the twelve-month period ended June 30, 2021, as adjusted to exclude customers of the N-able business.
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
Annual Recurring Revenue (ARR)
We use Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, to better understand and assess the performance of our business, as our mix of revenue generated from recurring revenue has increased in recent years. Subscription ARR and Total ARR each provides a normalized view of customer retention, renewal and expansion, as well as growth from new customers. Subscription ARR and Total ARR should each be viewed independently of revenue and deferred revenue and are not intended to be combined with or to replace either of those items.

	As of June 30,		Year-over-Year Growth
	2022	2021

	(in thousands, except percentages)
Subscription ARR(1)	$148,277	$119,189	24.4%
Total ARR(2)	625,496	621,072	0.7
_______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period.

The year-over-year growth in Subscription ARR was primarily driven by sales of our time-based subscription offerings as a result of customers transitioning to our subscription products and pricing models, as well as sales of our service desk and database monitoring solutions. Total ARR increased slightly due to growth in Subscription ARR which was partially offset by a decline in the annualized value of maintenance contracts as a result of lower new perpetual license sales and the impact of customers transitioning to our time-based subscription offerings, along with the effect of the weakening of most foreign currencies relative to the U.S. dollar.
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
Cost of Revenue
•Cost of Recurring Revenue. Cost of recurring revenue primarily consists of technical support personnel costs, public cloud infrastructure and hosting fees and an allocation of overhead costs for our subscription revenue and maintenance services. Allocated costs consist of certain facilities, depreciation, benefits and IT costs allocated based on headcount. We expect our public cloud infrastructure and hosting fees to increase as we expand our subscription-based offerings.
•Amortization of Acquired Technologies. Amortization of acquired technologies consists of amortization related to capitalized costs of technologies acquired in connection with the Take Private and other acquisitions.
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles and goodwill impairment charges. Generally, personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of June 30, 2022 was 2,215, as compared to 2,116 as of June 30, 2021, which was adjusted to exclude employees of the N-able business.
We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business, including increasing our selling efforts toward enterprise customers. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any future acquisitions and any further decisions to increase our investment in our business. In addition, the Separation of the N-able business resulted in dis-synergies associated with increased overhead costs and duplicate hiring which increased certain expenses for 2021. Our stock-based compensation expense has increased due to equity awards granted to our employees and directors. We intend to continue to grant equity awards which will result in additional stock-based compensation expense in future periods. We have also seen our travel costs increase during the first half of 2022 and expect that they may continue to increase throughout the year as our employees begin to resume business travel activities.
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
•General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring costs, acquisition costs, certain Cyber Incident costs, professional fees, certain non-cash impairment charges and other general corporate expenses. The Cyber Incident has resulted in increased general and administrative expenses which we expect to continue in 2022, although expenses may fluctuate from period to period depending on the timing of related activities.
•Amortization of Acquired Intangibles. We amortize to operating expenses the capitalized costs of intangible assets acquired in connection with the Take Private and our other acquisitions.
•Goodwill Impairment. We review our goodwill for impairment on an annual basis or more frequently if there is an indication that impairment may exist. An impairment of goodwill is recognized when the carrying value of our reporting unit exceeds its fair value as of the assessment date and recorded as a separate component of operating expenses.
Other Income (Expense)
Other income (expense) primarily consists of interest expense, interest income and gains (losses) resulting from changes in exchange rates on foreign currency denominated accounts. Our interest expense on our debt has increased due to increases in interest rates. We expect interest expense may continue to increase as a result of anticipated interest rate increases since our borrowings outstanding under our credit agreement currently bear interest at variable rates.

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
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$36,980	21.0%	$29,608	16.7%	$7,372
Maintenance	113,972	64.8	120,502	68.2	(6,530)
Total recurring revenue	150,952	85.8	150,110	84.9	842
License	25,082	14.2	26,678	15.1	(1,596)
Total revenue	$176,034	100.0%	$176,788	100.0%	$(754)
Total revenue decreased $0.8 million, or 0.4%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to decreases in license and maintenance revenue, partially offset by an increase in subscription revenue. Revenue from North America was approximately 69% of total revenue for both the three months ended June 30, 2022 and 2021. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Macroeconomic conditions, such as foreign currency exchange rate fluctuations, inflation, changes in interest rates and supply chain disruption issues, as well as the Cyber Incident have negatively impacted revenue, profitability and cash flows and may continue to do so throughout 2022 and beyond. The weakening of most foreign currencies relative to the U.S. dollar had a negative impact on our revenues for the three month period ended June 30, 2022. In addition, certain of our customers have, and others may, defer renewals or cancel subscriptions which has had, and could in the future have, a negative impact on our revenue. However, despite the impact of macroeconomic conditions and the Cyber Incident, our maintenance renewal rate for the trailing twelve month period was 91%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $7.4 million, or 24.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to increased sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model. Our subscription revenue increased as a percentage of our total revenue for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve-Months Ended June 30,
	2022	2021

Net retention rate(1)	97%	96%
_______

(1)Net retention rate for subscription products represents the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of the calculation for that same customer base.
Maintenance Revenue. Maintenance revenue decreased $6.5 million, or 5.4%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the impact on maintenance revenue from decreased sales of our licensed products, customers transitioning to our time-based subscription offerings, the effect of the weakening of most foreign currencies relative to the U.S. dollar and the continuing impact of the decline in our maintenance renewal rate primarily due to the Cyber Incident.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve-Months Ended June 30,
	2022	2021

Maintenance renewal rate(1)	91%	90%
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
License Revenue
License revenue decreased $1.6 million, or 6.0%, primarily due to an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses and the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$15,460	8.8%	$15,728	8.9%	$(268)
Amortization of acquired technologies	3,648	2.1	40,098	22.7	(36,450)
Total cost of revenue	$19,108	10.9%	$55,826	31.6%	$(36,718)
Total cost of revenue decreased in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a decrease in amortization of acquired technologies due to certain intangible assets acquired in connection with the Take Private being fully amortized during the period. Cost of recurring revenue decreased primarily due to a decrease in costs related to the Cyber Incident of $0.6 million, partially offset by increases in public cloud infrastructure and hosting fees related to our subscription offerings.
Operating Expenses

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$64,615	36.7%	$58,076	32.9%	$6,539
Research and development	22,108	12.6	25,831	14.6	(3,723)
General and administrative	41,283	23.5	30,719	17.4	10,564
Amortization of acquired intangibles	13,103	7.4	13,882	7.8	(779)
Goodwill impairment	612,395	347.9	—	—	612,395
Total operating expenses	$753,504	428.0%	$128,508	72.7%	$624,996

Sales and Marketing. Sales and marketing expenses increased $6.5 million, or 11.3%, primarily due to increases in personnel costs of $5.2 million, marketing program costs of $1.0 million and travel costs of $0.8 million. These increases were partially offset by a decrease in public relation costs resulting from the Cyber Incident of $0.7 million. We have increased our sales and marketing employee headcount, and we expect to incur additional costs in future periods as we continue to expand our international sales teams and focus on enterprise customers.
Research and Development. Research and development expenses decreased $3.7 million, or 14.4%, primarily due to a decrease in personnel costs of $5.7 million, partially offset by increases in contract services of $1.4 million and travel costs of $0.3 million. The decrease in personnel costs was primarily due to an increase in employee turnover, as well as a $2.7 million increase in capitalized employee costs primarily related to our work on our Observability platform.
General and Administrative. General and administrative expenses increased $10.6 million, or 34.4%, primarily due to a $9.4 million non-cash impairment charge recognized during the period related to the SolarWinds trade name originally recorded in connection with the Take Private. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information. In addition, the increase to general and administrative expenses also includes a $4.3 million increase in personnel costs, which includes a $3.2 million increase in stock-based compensation expense, in addition to a $2.2 million increase in directors and officers liability and cybersecurity insurance costs and professional fees. These increases were partially offset by a $5.6 million decrease in costs related to the Cyber Incident.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.8 million, or 5.6% primarily due to certain acquired intangibles being fully amortized during the period and the impact of changes in foreign currency exchange rates.
Goodwill Impairment. As a result of the interim goodwill impairment analysis as of June 30, 2022, we recognized a $612.4 million non-cash goodwill impairment charge. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Interest Expense, Net

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(18,401)	(10.5)%	$(16,191)	(9.2)%	$(2,210)
Interest expense, net increased by $2.2 million, or 13.6%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in interest expense is primarily due to the increase in interest rates on our debt. The weighted-average effective interest rate on our debt was 3.5% for the three months ended June 30, 2022 compared to 2.9% for the three months ended June 30, 2021. See Note 7. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$726	0.4%	$(269)	(0.2)%	$995
Other income (expense), net increased by $1.0 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.

Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Loss before income taxes	$(614,253)	(348.9)%	$(24,006)	(13.6)%	$(590,247)
Income tax expense (benefit)	7,871	4.5	(2,121)	(1.2)	9,992
Effective tax rate	(1.3)%		8.8%		(10.1)%
Our income tax expense for the three months ended June 30, 2022 was $7.9 million as compared to an income tax benefit of $2.1 million for the three months ended June 30, 2021. The effective tax rate decreased to (1.3)% for the period primarily due to the effect of the goodwill impairment charge, which is primarily non-deductible for income tax purposes. For additional discussion about our income taxes, see Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Discontinued Operations

	Three Months Ended
	June 30, 2021
	Amount	Percentage of Revenue

	(in thousands, except percentages)
Total revenue	$85,186	100.0%
Total cost of revenue	12,825	15.1
Operating expenses	61,524	72.2
Income before income taxes	10,785	12.7
Income tax expense	524	0.6
Income from discontinued operations, net of taxes	10,261	12.0
N‑able's historical financial results through the Separation date of July 19, 2021 are reflected in our condensed consolidated financial statements as discontinued operations.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$75,727	21.5%	$57,925	16.5%	$17,802
Maintenance	229,467	65.0	241,167	68.8	(11,700)
Total recurring revenue	305,194	86.5	299,092	85.3	6,102
License	47,708	13.5	51,552	14.7	(3,844)
Total revenue	$352,902	100.0%	$350,644	100.0%	$2,258
Total revenue increased $2.3 million, or 0.6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in subscription revenue, partially offset by decreases in license and maintenance revenue. Revenue from North America was approximately 69% of total revenue for both the six months ended June 30, 2022 and 2021. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.

Recurring Revenue
Subscription Revenue. Subscription revenue increased $17.8 million, or 30.7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to increased sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model, as well as sales of our service desk and database monitoring solutions.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve-Months Ended June 30,
	2022	2021

Net retention rate(1)	97%	96%
_______
(1)Net retention rate for subscription products represents the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of the calculation for that same customer base.
Maintenance Revenue. Maintenance revenue decreased $11.7 million, or 4.9%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the impact on maintenance revenue from decreased sales of our licensed products, customers transitioning to our time-based subscription offerings, the effect of the weakening of most foreign currencies relative to the U.S. dollar and the continuing impact of the decline in our maintenance renewal rate primarily due to the Cyber Incident.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve-Months Ended June 30,
	2022	2021

Maintenance renewal rate(1)	91%	90%
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
License Revenue
License revenue decreased $3.8 million, or 7.5%, primarily due to an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses and the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$33,291	9.4%	$31,382	8.9%	$1,909
Amortization of acquired technologies	20,875	5.9	80,515	23.0	(59,640)
Total cost of revenue	$54,166	15.3%	$111,897	31.9%	$(57,731)
Total cost of revenue decreased in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a decrease in amortization of acquired technologies due to certain intangible assets acquired in connection with the Take Private being fully amortized during the period. Cost of recurring revenue increased primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $2.6 million, partially offset by a decrease in costs related to the Cyber Incident of $1.3 million.

Operating Expenses

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$125,659	35.6%	$115,742	33.0%	$9,917
Research and development	45,530	12.9	52,189	14.9	(6,659)
General and administrative	73,947	21.0	61,584	17.6	12,363
Amortization of acquired intangibles	26,342	7.5	27,920	7.9	(1,578)
Goodwill impairment	612,395	173.5	—	—	612,395
Total operating expenses	$883,873	250.5%	$257,435	73.4%	$626,438
Sales and Marketing. Sales and marketing expenses increased $9.9 million, or 8.6%, primarily due to increases in personnel costs of $7.8 million, marketing program costs of $1.7 million and travel costs of $1.1 million. These increases were partially offset by a decrease in public relation costs resulting from the Cyber Incident of $1.4 million. We have increased our sales and marketing employee headcount, and we expect to incur additional costs in future periods as we expand our international sales teams and focus on enterprise customers.
Research and Development. Research and development expenses decreased $6.7 million, or 12.8%, primarily due to a decrease in personnel costs of $10.8 million, partially offset by increases in contract services of $2.9 million and travel costs of $0.5 million. The decrease in personnel costs, which includes a $1.1 million decrease in stock-based compensation expense, was primarily due to an increase in employee turnover, as well as a $4.2 million increase in capitalized employee costs primarily related to our work on our Observability platform.
General and Administrative. General and administrative expenses increased $12.4 million, or 20.1%, primarily due to a $9.4 million non-cash impairment charge recognized during the period related to the SolarWinds trade name originally recorded in connection with the Take Private. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information. In addition, the increase to general and administrative expenses also includes a $7.8 million increase in personnel costs, which includes a $5.6 million increase in stock-based compensation expense, in addition to a $3.4 million increase in directors and officers liability and cybersecurity insurance costs and professional fees. These increases were partially offset by a $8.7 million decrease in costs related to the Cyber Incident.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $1.6 million, or 5.7%, primarily due to certain acquired intangibles being fully amortized during the period and the impact of changes in foreign currency exchange rates.
Goodwill Impairment. As a result of the interim goodwill impairment analysis as of June 30, 2022, we recognized a $612.4 million non-cash goodwill impairment charge. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Interest Expense, Net

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(34,488)	(9.8)%	$(32,365)	(9.2)%	$(2,123)
Interest expense, net increased by $2.1 million, or 6.6%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in interest expense is primarily due to increases in interest rates on our debt. The weighted-average effective interest rate on our debt for the six months ended June 30, 2022 was 3.2% compared to 2.9% for the six months ended June 30, 2021. See Note 7. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Other Income (Expense), Net

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$557	0.2%	$387	0.1%	$170
Other income (expense), net increased by $0.2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense (Benefit)

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Loss before income taxes	$(619,068)	(175.4)%	$(50,666)	(14.4)%	$(568,402)
Income tax expense (benefit)	7,715	2.2	(7,001)	(2.0)	14,716
Effective tax rate	(1.2)%		13.8%		(15.0)%
Our income tax expense for the six months ended June 30, 2022 was $7.7 million as compared to an income tax benefit of $7.0 million for the six months ended June 30, 2021. The effective tax rate decreased to (1.2)% for the period primarily due to the effect of the goodwill impairment charge, which is primarily non-deductible for income tax purposes. For additional discussion about our income taxes, see Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Discontinued Operations

	Six Months Ended
	June 30, 2021
	Amount	Percentage of Revenue

	(in thousands, except percentages)
Total revenue	$168,232	100.0%
Total cost of revenue	26,833	15.9%
Operating expenses	121,422	72.2%
Income before income taxes	19,396	11.5%
Income tax benefit	(5,485)	(3.3)%
Income from discontinued operations, net of taxes	24,881	14.8%
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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments, the Cyber Incident, restructuring costs and goodwill and indefinite-lived intangible asset impairment, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Total GAAP revenue	$176,034	$176,788	$352,902	$350,644
Impact of purchase accounting(1)	—	55	—	134
Total non-GAAP revenue	$176,034	$176,843	$352,902	$350,778
_______________
(1)Adjustment represents the impact of purchase accounting to the subscription revenue line item. There were no adjustments to the maintenance revenue line item for the period presented.

Non-GAAP Operating Income and Non-GAAP Operating Margin from Continuing Operations
We provide non-GAAP operating income and related non-GAAP margin using non-GAAP revenue and excluding such items as the write-down of deferred revenue related to purchase accounting, amortization of acquired intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition and other costs, restructuring costs, Cyber Incident costs and goodwill and indefinite-lived intangible asset impairment. Management believes these measures are useful for the following reasons:
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
•Goodwill and Indefinite-lived Intangible Asset Impairment. We provide non-GAAP information that excludes non-cash goodwill and indefinite-lived intangible asset impairment charges. We believe that providing these non-GAAP measures that exclude these non-cash impairment charges allows users of our financial statements to better review and understand our historical and current operating results. In addition, as a significant portion of our goodwill and indefinite-lived intangible assets were derived from the Take Private transaction, providing these non-GAAP measures that exclude these impairment charges facilitates comparisons to our peers who may not have undertaken a transformational acquisition resulting in significant goodwill and indefinite-lived intangible assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except percentages)
GAAP operating loss from continuing operations	$(596,578)	$(7,546)	$(585,137)	$(18,688)
Impact of purchase accounting	—	55	—	134
Stock-based compensation expense and related employer-paid payroll taxes	17,541	13,865	33,478	28,393
Amortization of acquired technologies	3,648	40,098	20,875	80,515
Amortization of acquired intangibles	13,103	13,882	26,342	27,920
Acquisition and other costs	118	245	286	1,171
Restructuring costs	7	1,565	1,430	2,300
Cyber Incident costs, net	3,748	10,732	9,464	20,895
Goodwill and indefinite-lived intangible asset impairment	621,760	—	621,760	—
Non-GAAP operating income	$63,347	$72,896	$128,498	$142,640
GAAP operating margin	(338.9)%	(4.3)%	(165.8)%	(5.3)%
Non-GAAP operating margin	36.0%	41.2%	36.4%	40.7%
Adjusted EBITDA and Adjusted EBITDA Margin from Continuing Operations
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding the impact of purchase accounting on total revenue, amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring costs, acquisition and other costs, Cyber Incident costs, goodwill and indefinite-lived intangible asset impairment charges, interest expense, net, debt related costs including fees related to our credit agreements, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by non-GAAP revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA excludes the impact of the write-down of deferred revenue due to purchase accounting in connection with our acquisitions, and therefore includes revenue that will never be recognized under GAAP; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except margin data)
Net loss from continuing operations	$(622,124)	$(21,885)	$(626,783)	$(43,665)
Amortization and depreciation	20,131	57,653	54,059	116,008
Income tax expense (benefit)	7,871	(2,121)	7,715	(7,001)
Interest expense, net	18,401	16,191	34,488	32,365
Impact of purchase accounting on total revenue	—	55	—	134
Unrealized foreign currency (gains) losses	(720)	333	(440)	(1,116)
Acquisition and other costs	118	245	286	1,171
Debt related costs	95	93	197	192
Stock-based compensation expense and related employer-paid payroll taxes	17,541	13,865	33,478	28,393
Restructuring costs	3	1,565	1,390	2,300
Cyber Incident costs, net	3,748	10,732	9,464	20,895
Goodwill and indefinite-lived intangible asset impairment	621,760	—	621,760	—
Adjusted EBITDA	$66,824	$76,726	$135,614	$149,676
Adjusted EBITDA margin	38.0%	43.4%	38.4%	42.7%
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $778.2 million as of June 30, 2022. Our international subsidiaries held approximately $29.0 million of cash and cash equivalents, of which 62.5% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
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
Indebtedness
As of June 30, 2022, our total indebtedness was $1.9 billion, with up to $117.5 million of available borrowings under our revolving credit facility. See Note 7. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
The First Lien Term Loan has a final maturity date of February 5, 2024. As we near the maturity date, we expect to reduce our levels of gross debt and potentially refinance our outstanding debt balance.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities from continuing operations	$81,440	$48,213
Net cash used in investing activities from continuing operations	(73,426)	(6,491)
Net cash used in financing activities from continuing operations	(16,081)	(16,479)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(1,609)	(3,453)
Net cash provided by discontinued operations	—	18,347
Net increase (decrease) in cash and cash equivalents	$(9,676)	$40,137
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, the increase in cash provided by operating activities was primarily due to increased cash inflows resulting from the changes in our operating assets and liabilities. The net cash inflow resulting from the changes in our operating assets and liabilities was $4.1 million for the six months ended June 30, 2022 as compared to a net cash outflow of $47.6 million for the six months ended June 30, 2021 and was primarily due to the timing of sales and cash payments and receipts. During the six months ended June 30, 2022, cash flow from operations includes $5.0 million of insurance proceeds received for costs incurred related to the Cyber Incident. During the six months ended June 30, 2021, cash flow from operations was impacted by an increase in cash payments for expenses resulting from the Cyber Incident and the Separation. Net cash provided by operating activities was reduced by $19.4 million and $35.7 million of cash paid for taxes for the six months ended June 30, 2022 and 2021, respectively.
Investing Activities
Investing cash flows consist primarily of cash used for acquisitions, purchases and maturities of investments, capital expenditures and purchases of intangible assets. Our capital expenditures primarily relate to purchases of leasehold improvements, computers, servers and equipment to support our domestic and international office locations. Purchases of intangible assets consist primarily of capitalized research and development costs.
Net cash used in investing activities increased in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to $55.9 million in purchases of short-term investments, along with cash used for the acquisition of Monalytic, Inc., a monitoring, analytics and professional services company, and an increase in capitalized research and development costs related to our subscription-based offerings during the period.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash used in financing activities decreased slightly in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due a reduction in repurchases of common stock and incentive restricted stock, partially offset by a decrease in proceeds from issuance of common stock under our employee stock purchase plan.

In the six months ended June 30, 2022 and 2021, we withheld and retired shares of common stock to satisfy $7.9 million and $9.9 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
In each of the six months ended June 30, 2022 and 2021, we made $10.0 million of quarterly principal payments under our First Lien Credit Agreement.
Contractual Obligations and Commitments
As of June 30, 2022, there have been no material changes in our contractual obligations and commitments as of December 31, 2021 that were disclosed in our Annual Report on Form 10-K.
During the six months ended June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Goodwill
Our goodwill was derived from the Take Private transaction and acquisitions where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually on October 1st or more frequently if events or circumstances indicate it is more likely than not that the fair value of our reporting unit is less than its carrying value. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional discussion regarding our goodwill impairment analysis and evaluation of goodwill impairment indicators.
As of June 30, 2022, after considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting unit as of June 30, 2022, for which we engaged a third-party valuation specialist to assist.
For the interim quantitative goodwill impairment analysis performed as of June 30, 2022, we utilized a combination of both an income and market approach to determine the fair value of our reporting unit. We applied a 66.7% weighting to the income approach and a 33.3% weighting to the market approach to arrive at the total fair value used for impairment testing. We applied a greater weighting to the income approach as we believe the income approach is a better indicator of fair value by using projected cash flows of the reporting unit being valued. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect our assumptions regarding revenue growth rates, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting unit. The terminal period growth rate is selected based on economic conditions and consideration of growth rates used in the forecast period and historical performance of the reporting unit. We utilized a weighted-average cost of capital of 11.5% as our discount rate. Under the market approach, we estimate the fair value based on market multiples of revenue derived from comparable publicly traded companies with operating characteristics similar to our reporting unit. In evaluating the estimates derived by the market based approach, we make judgments in the selection of the peer group and valuation multiples used as they apply to the reporting unit. After determining the fair value of our reporting unit, we reconciled the fair value of the reporting unit to the Company's market capitalization as of June 30, 2022. As a result of the interim goodwill impairment analysis as of June 30, 2022, our reporting unit was determined to have a carrying value that exceeded its fair value and therefore, a $612.4 million non-cash goodwill impairment charge was recognized in our condensed consolidated statements of operations for the three months ended June 30, 2022. Prior to performing the goodwill impairment analysis, we performed a quantitative assessment of our indefinite-lived intangible assets as discussed below. In addition, we performed a recoverability test of our long-lived assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets, and determined no impairment was required.
We also performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of approximately $101.6 million. Comparatively, a 50 basis point decrease in the terminal period growth rate assumption would result in decreases in fair value of approximately $78.8 million.
Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) timing and success of new products introduced in our evolution from monitoring to observability, (iv) the ongoing impact of the Cyber Incident including a decrease in future cash flows due to lower than expected license sales or maintenance renewals, higher than expected customer attrition, higher than estimated costs to respond and adverse loss exposure from claims, fines or penalties resulting from government investigations and litigation; and (v) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience further sustained declines in our stock price or market capitalization, or there are further declines in the market multiplies used in our analysis, it is possible that an additional impairment charge may be recorded in the future, which could be material.
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for impairment annually, in the fourth quarter, or more frequently if a triggering event occurs. As of June 30, 2022, due to the factors discussed above, we performed a quantitative assessment of our indefinite-lived intangible assets utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. We utilized a royalty rate of 0.7% and a discount rate of 11.5%. We determined the estimated fair value of the SolarWinds trade name, recorded in connection with the Take Private, was less than its carrying value. As a result, we recorded a $9.4 million non-cash impairment charge, which is included in general and administrative expense, in our condensed consolidated statements of operation, for the three months ended June 30, 2022.
We also performed a sensitivity analysis on the discount rate used in determining the estimated fair value of our indefinite-lived intangible assets. Assuming all other assumptions and inputs used in the analysis are held constant, a 50 basis point increase in the discount rate assumption would result in a decrease in fair value of approximately $3.2 million.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, if any, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $722.4 million and $732.1 million at June 30, 2022 and December 31, 2021, respectively. We also had short-term investments classified as available-for-sale securities of $55.8 million at June 30, 2022. Our cash and cash equivalents consist of bank demand deposits, money market funds and investments with original maturities of three months or less. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2022.
We had total indebtedness with an outstanding principal balance of $1.90 billion at June 30, 2022 and $1.91 billion at December 31, 2021. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 0% floor. As of June 30, 2022 and December 31, 2021, the annual weighted-average rate on borrowings was 4.42% and 2.85%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $19.1 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2021 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.9 billion U.S. dollar term loans as of June 30, 2022, not subject to market pricing.
See Note 7. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, Europe, Canada, South America and Australia. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Australian Dollar against the United States Dollar, or USD. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact of the COVID-19 pandemic or the war in Ukraine on the global economy, or governmental actions taken in response to the COVID-19 pandemic. Changes in foreign currency exchange rates have had and could continue to have an adverse impact on our financial results and cash flows.
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

There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of June 30, 2022 and December 31, 2021, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three and six months ended June 30, 2022 and 2021.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
For a description of the lawsuits and government investigations or inquiries related to the Cyber Incident, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which description is incorporated herein by reference.
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
Item 1A. Risk Factors
With the exception of the following updated risk factor, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We are heavily dependent on our technology infrastructure to operate our business, and our customers rely on our products to help manage and secure their own IT infrastructure and environments, including their and their customers’ confidential information. Despite our implementation of security measures and controls, our systems and those of third parties upon whom we rely are vulnerable to attack from numerous threat actors, including sophisticated nation-state and nation-state-supported actors (including advanced persistent threat intrusions). Threat actors have been, and may in the future be, able to compromise our security measures or otherwise exploit vulnerabilities in our systems, including vulnerabilities that may arise from, or have been introduced through, the actions, inactions or errors of our employees or contractors or defects in the design or manufacture of our products and systems or the products and systems that we procure from third parties. In doing so, they have been, and may in the future be, able to breach or compromise our IT systems, including those which we use to design, develop, deploy and support our products, and access and misappropriate our, our current or former employees’ and our customers’ proprietary and confidential information, including our software source code, introduce malware, ransomware or vulnerabilities into our products and systems and create system disruptions or shutdowns. By virtue of the role our products play in helping to manage and secure the environments and systems of our customers, attacks on our systems and products can result in similar impacts on our customers’ systems and data.
Moreover, the number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks such as the Cyber Incident, malware, ransomware, viruses, denial of service attacks and phishing and social engineering attacks, continue to evolve at a rapid pace. As a result, we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. We have experienced, and may in the future experience, security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our systems, our products, the proprietary data contained therein, our customers and ultimately, our business. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes, and we may be unable to do so prior to an attack. Likewise, even once a vulnerability has been addressed, for certain of our products, the fix will only be effective once a customer has updated the impacted product with the latest release, and customers that do not install and run the latest supported versions of our products may remain vulnerable to attack.

Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in numerous risks and adverse consequences to our business, including that (a) our prevention, mitigation and remediation efforts may not be successful or sufficient, (b) our confidential and proprietary information, including our source code, as well as information that related to current or former employees and customers may be accessed, exfiltrated, misappropriated, compromised or corrupted, (c) we incur significant financial, legal, reputational and other harms to our business, including loss of business, decreased sales, severe reputational damage adversely affecting current and prospective customer, employee or vendor relations and investor confidence, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, significant costs for remediation, impairment of our ability to protect our intellectual property, stock price volatility and other significant liabilities, (d) our insurance coverage, including coverage relating to certain security and privacy damages and claim expenses, may not be available or sufficient to compensate for all liabilities we incur related to these matters or that we may face increased costs to obtain and maintain insurance in the future and (e) our steps to secure our internal environment, adapt and enhance our software development and build environments and ensure the security and integrity of the products that we deliver to customers may not be successful or sufficient to protect against future threat actors or cyberattacks. For example, during the second quarter of 2022, we identified that one of our employees was the victim of a phishing scheme that enabled a third party to introduce several fraudulent invoices, which were immaterial in amount but paid by us prior to our detection and remediation of the incident. We have incurred and expect to continue to incur significant expenses related to our cybersecurity initiatives.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
April 1-30, 2022	—	$—	—	$—
May 1-31, 2022	—	—	—	—
June 1-30, 2022	6,750	4.00	—	—
Total	6,750		—
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

SOLARWINDS CORPORATION

Dated:	August 5, 2022	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)