Form 10-Q
period 2022-09-30
SolarWinds Corp
filed 2022-11-08
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On November 3, 2022, 161,672,213 shares of common stock, par value $0.001 per share, were outstanding.

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
•expectations regarding the impact of the cyberattack on our Orion Software Platform and internal systems (the "Cyber Incident") on our business and reputation, the success of our related mitigation and remediation efforts and the additional costs, liabilities and other adverse consequences that we may incur as a result of the Cyber Incident;
•expectations regarding the impact the government investigations and litigation resulting from the Cyber Incident may have on our business;
•expectations regarding investment in product development and our expectations about the results of those efforts and our ability to convert our customers to subscription products;
•expectations regarding our evolution from monitoring to observability;
•expectations regarding hiring additional personnel globally in the areas of sales and marketing and research and development;
•expectations regarding our ability to refinance our long-term indebtedness;
•expectations regarding the impact of macroeconomic conditions, including the war in Ukraine, inflation and the global COVID-19 pandemic on our business and financial results;
•intentions regarding our international earnings and investment of those earnings in international operations;
•expectations regarding our capital expenditures;
•expectations concerning acquisitions and opportunities resulting from our acquisitions;
•expectations regarding the impact and benefits of the spin-off of the N-able business; and
•our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•numerous risks related to the Cyber Incident, including with respect to (1) the discovery of new or different information regarding the Cyber Incident, (2) the possibility that our mitigation and remediation efforts with respect to the Cyber Incident may not be successful, (3) the possibility that additional confidential, proprietary, or personal information, including information of SolarWinds’ current or former employees and customers, was accessed and exfiltrated as a result of the Cyber Incident, (4) numerous financial, legal, reputational and other risks to us related to the Cyber Incident, including risks that the incident or SolarWinds’ response thereto, may result in the loss, compromise or corruption of data and proprietary information, loss of business as a result of termination or non-renewal of agreements or reduced purchases or upgrades of our products, reputational damage adversely affecting customer, partner and vendor relationships and investor confidence, increased attrition of personnel and distraction of key and other personnel, U.S. or foreign regulatory investigations and enforcement actions, including as a result of the “Wells Notice” provided to the Company by the U.S. Securities and Exchange Commission on October 28, 2022, exposure to litigation and other proceedings, including as a result of the proposed settlement of the previously disclosed consolidated putative class action lawsuit against the Company, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, significant costs for remediation and the incurrence of other liabilities, (5) risks that our insurance coverage may not be available or sufficient to compensate for all liabilities we incur related to these matters and (6) the possibility that our steps to secure our internal environment, improve our product development environment and ensure the security and integrity of the software that we deliver to our customers may not be successful or sufficient to protect against future threat actors or attacks or be perceived by existing and prospective customers as sufficient to address the harm caused by Cyber Incident;
•other risks related to cyber security, including that we may experience other security incidents or have vulnerabilities in our systems and services exploited, whether through the actions or inactions of our employees or otherwise, which may result in compromises or breaches of our and our customers’ systems or, theft or misappropriation of our and our customers’ confidential, proprietary or personal information, as well as exposure to legal and other liabilities, including the related risk of higher customer, employee and partner attrition and the loss of key personnel, as well as negative impacts to our sales, renewals and upgrades;
•risks related to the evolving breadth of our sales motion and challenges, investments and additional costs associated with increased selling efforts toward enterprise customers and adopting a subscription first approach;
•risks relating to increased investments in, and the timing of, our transformation from monitoring to observability;
•regulatory risks, including risks related to evolving regulation of artificial intelligence, machine learning and the receipt, collection, storage, processing and transfer of data;
•potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;
•any of the following factors either generally or as a result of the impacts of the Cyber Incident, the war in Ukraine, inflation or the global COVID-19 pandemic on the global economy or on our business operations and financial condition or on the business operations and financial conditions of our customers, their end-customers and our prospective customers;
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
◦changes in interest rates and foreign exchange rates;
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
•our ability to compete effectively in the markets we serve and the risks of increased competition as we enter new markets;
•risks related to the spin-off of the N-able business into a newly created and separately traded public company, including that we could incur significant liability if the separation is determined to be a taxable transaction, potential indemnification liabilities incurred in connection with the separation could materially affect our business and financial results and N-able may fail to perform under various transaction agreements that were executed as part of the separation;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$441,661	$732,116
Short-term investments	50,878	—
Accounts receivable, net of allowances of $900 and $476 as of September 30, 2022 and December 31, 2021, respectively	92,621	95,095
Income tax receivable	1,013	1,114
Prepaid and other current assets	49,113	30,515
Total current assets	635,286	858,840
Property and equipment, net	26,987	29,722
Operating lease assets	63,977	74,318
Deferred taxes	124,818	144,162
Goodwill	2,328,085	3,308,405
Intangible assets, net	255,880	342,563
Other assets, net	43,479	34,117
Total assets	$3,478,512	$4,792,127
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,589	$7,327
Accrued liabilities and other	60,334	41,328
Current operating lease liabilities	14,898	14,382
Accrued interest payable	261	153
Income taxes payable	15,016	3,086
Current portion of deferred revenue	313,363	327,701
Current debt obligation	19,900	19,900
Total current liabilities	433,361	413,877
Long-term liabilities:
Deferred revenue, net of current portion	36,557	34,968
Non-current deferred taxes	6,785	16,918
Non-current operating lease liabilities	62,060	74,543
Other long-term liabilities	74,843	93,156
Long-term debt, net of current portion	1,564,441	1,870,769
Total liabilities	2,178,047	2,504,231
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 161,338,727 and 159,176,042 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	161	159
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,612,665	2,566,783
Accumulated other comprehensive income (loss)	(113,007)	1,306
Accumulated deficit	(1,199,354)	(280,352)
Total stockholders’ equity	1,300,465	2,287,896
Total liabilities and stockholders’ equity	$3,478,512	$4,792,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	$42,248	$32,293	$117,975	$90,218
Maintenance	114,381	119,742	343,848	360,909
Total recurring revenue	156,629	152,035	461,823	451,127
License	22,767	29,236	70,475	80,788
Total revenue	179,396	181,271	532,298	531,915
Cost of revenue:
Cost of recurring revenue	16,563	17,949	49,854	49,331
Amortization of acquired technologies	3,628	39,882	24,503	120,397
Total cost of revenue	20,191	57,831	74,357	169,728
Gross profit	159,205	123,440	457,941	362,187
Operating expenses:
Sales and marketing	64,813	58,642	190,472	174,384
Research and development	22,562	26,285	68,092	78,474
General and administrative	42,558	28,551	116,505	90,135
Amortization of acquired intangibles	13,045	13,784	39,387	41,704
Goodwill impairment	278,706	—	891,101	—
Total operating expenses	421,684	127,262	1,305,557	384,697
Operating loss	(262,479)	(3,822)	(847,616)	(22,510)
Other income (expense):
Interest expense, net	(23,181)	(15,897)	(57,669)	(48,262)
Other income (expense), net	(2,418)	1,478	(1,861)	1,865
Total other expense	(25,599)	(14,419)	(59,530)	(46,397)
Loss before income taxes	(288,078)	(18,241)	(907,146)	(68,907)
Income tax expense (benefit)	4,141	(19,321)	11,856	(26,322)
Net income (loss) from continuing operations	(292,219)	1,080	(919,002)	(42,585)
Net income (loss) from discontinued operations, net of tax	—	(10,059)	—	14,822
Net loss	$(292,219)	$(8,979)	$(919,002)	$(27,763)
Net income (loss) from continuing operations available to common stockholders	$(292,219)	$920	$(919,002)	$(42,745)
Net income (loss) from discontinued operations available to common stockholders	$—	$(10,059)	$—	$14,822
Net income (loss) available to common stockholders per share:
Basic earnings (loss) from continuing operations per share	$(1.81)	$0.01	$(5.72)	$(0.27)
Basic earnings (loss) from discontinued operations per share	—	(0.06)	—	0.09
Basic loss per share	$(1.81)	$(0.06)	$(5.72)	$(0.18)
Diluted earnings (loss) from continuing operations per share	$(1.81)	$0.01	$(5.72)	$(0.27)
Diluted earnings (loss) from discontinued operations per share	—	(0.06)	—	0.09
Diluted loss per share	$(1.81)	$(0.06)	$(5.72)	$(0.18)
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share	161,111	158,202	160,545	157,730
Shares used in computation of diluted earnings (loss) per share	161,111	160,328	160,545	157,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(292,219)	$(8,979)	$(919,002)	$(27,763)
Other comprehensive loss:
Foreign currency translation adjustment	(43,534)	(55,849)	(114,099)	(103,954)
Unrealized losses on investments, net of income tax expense (benefit) of $(23) and $(57) for the three and nine months ended September 30, 2022, respectively	(62)	—	(214)	—
Other comprehensive loss	(43,596)	(55,849)	(114,313)	(103,954)
Comprehensive loss	$(335,815)	$(64,828)	$(1,033,315)	$(131,717)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	160,871	$161	$2,594,192	$(69,411)	$(907,135)	$1,617,807
Foreign currency translation adjustment	—	—	—	(43,534)	—	(43,534)
Unrealized loss on investments, net of taxes	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(292,219)	(292,219)
Comprehensive loss						(335,815)
Exercise of stock options	18	—	21	—	—	21
Restricted stock units issued, net of shares withheld for taxes	284	—	(1,201)	—	—	(1,201)
Issuance of stock	4	—	9	—	—	9
Issuance of stock under employee stock purchase plan	162	—	1,398	—	—	1,398
Stock-based compensation	—	—	18,246	—	—	18,246
Balance at September 30, 2022	161,339	$161	$2,612,665	$(113,007)	$(1,199,354)	$1,300,465

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	159,176	$159	$2,566,783	$1,306	$(280,352)	$2,287,896
Foreign currency translation adjustment	—	—	—	(114,099)	—	(114,099)
Unrealized loss on investments, net of taxes	—	—	—	(214)	—	(214)
Net loss	—	—	—	—	(919,002)	(919,002)
Comprehensive loss						(1,033,315)
Exercise of stock options	52	—	58	—	—	58
Restricted stock units issued, net of shares withheld for taxes	1,738	2	(9,085)	—	—	(9,083)
Issuance of stock	61	—	236	—	—	236
Issuance of stock under employee stock purchase plan	312	—	3,151	—	—	3,151
Stock-based compensation	—	—	51,522	—	—	51,522
Balance at September 30, 2022	161,339	$161	$2,612,665	$(113,007)	$(1,199,354)	$1,300,465

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	158,015	$158	$3,140,176	$79,107	$(247,728)	$2,971,713
Foreign currency translation adjustment	—	—	—	(55,849)	—	(55,849)
Net loss	—	—	—	—	(8,979)	(8,979)
Comprehensive loss						(64,828)
Exercise of stock options	69	—	126	—	—	126
Restricted stock units issued, net of shares withheld for taxes	138	—	(658)	—	—	(658)
Issuance of stock	8	—	8	—	—	8
Issuance of stock under employee stock purchase plan	173	—	2,529	—	—	2,529
Distribution of N-able business	—	—	(365,443)	—	—	(365,443)
Special dividends paid ($1.50 per share)	—	—	(237,214)	—	—	(237,214)
Stock-based compensation	—	—	16,266	—	—	16,266
Balance at September 30, 2021	158,403	$158	$2,555,790	$23,258	$(256,707)	$2,322,499

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	156,520	$157	$3,112,262	$127,212	$(228,944)	$3,010,687
Foreign currency translation adjustment	—	—	—	(103,954)	—	(103,954)
Net loss	—	—	—	—	(27,763)	(27,763)
Comprehensive loss						(131,717)
Exercise of stock options	161	—	527	—	—	527
Restricted stock units issued, net of shares withheld for taxes	986	1	(10,527)	—	—	(10,526)
Issuance of stock	455	—	500	—	—	500
Issuance of stock under employee stock purchase plan	281	—	5,658	—	—	5,658
Distribution of N-able business	—	—	(365,443)	—	—	(365,443)
Special dividends paid ($1.50 per share)	—	—	(237,214)	—	—	(237,214)
Stock-based compensation	—	—	50,027	—	—	50,027
Balance at September 30, 2021	158,403	$158	$2,555,790	$23,258	$(256,707)	$2,322,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss from continuing operations	$(919,002)	$(42,585)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	74,107	173,362
Goodwill and indefinite-lived intangible asset impairment	906,350	—
Provision for losses on accounts receivable	612	230
Stock-based compensation expense	50,599	43,472
Amortization of debt issuance costs	6,794	6,794
Loss on extinguishment of debt	1,930	—
Deferred taxes	(10,019)	(26,277)
Gain on foreign currency exchange rates	(898)	(1,504)
Other non-cash expenses (benefit)	(220)	758
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(2,326)	3,428
Income taxes receivable	4	(2,348)
Prepaid and other assets	(20,319)	(9,556)
Accounts payable	2,385	1,335
Accrued liabilities and other	18,964	(16,906)
Accrued interest payable	108	(5)
Income taxes payable	(6,398)	(32,478)
Deferred revenue	4,017	(15,499)
Other long-term liabilities	38	(276)
Net cash provided by operating activities from continuing operations	106,726	81,945
Cash flows from investing activities
Purchases of investments	(67,133)	—
Maturities of investments	16,000	—
Purchases of property and equipment	(5,570)	(6,968)
Purchases of intangible assets	(11,099)	(3,066)
Acquisitions, net of cash acquired	(6,500)	447
Other investing activities	176	—
Net cash used in investing activities from continuing operations	(74,126)	(9,587)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	3,151	5,658
Repurchase of common stock and incentive restricted stock	(9,123)	(10,717)
Exercise of stock options	58	527
Distribution from spin-off of discontinued operations, net	—	505,580
Dividends paid	—	(237,214)
Repayments of borrowings from credit agreement	(314,925)	(15,975)
Payment of debt issuance costs	—	(234)
Net cash provided by (used in) financing activities from continuing operations	(320,839)	247,625
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(2,216)	(3,803)
Cash flows of discontinued operations
Operating activities of discontinued operations	—	39,040
Investing activities of discontinued operations	—	(15,003)
Financing activities of discontinued operations	—	(903)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	(922)
Net cash provided by discontinued activities	—	22,212
Net increase (decrease) in cash and cash equivalents	(290,455)	338,392
Cash and cash equivalents
Beginning of period	732,116	370,498
End of period	$441,661	$708,890

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$54,629	$42,060
Cash paid for income taxes	$25,177	$38,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
SolarWinds Corporation, a Delaware corporation, and its subsidiaries (“Company”, “we,” “us” and “our”) is a leading provider of simple, powerful and secure information technology, or IT, management and observability software. Our solutions give organizations worldwide, regardless of type, size or complexity, the power to accelerate business transformation in today's hybrid IT environments. We combine customer-driven products with an "inside-first" selling motion. We’ve built our business to enable the technology professionals who use our products to manage “all things IT.” Our range of customers has expanded over time to include network and systems engineers, database administrators, storage administrators, DevOps, SecOps and service desk professionals. We sell our products for use in organizations ranging in size from very small businesses to large enterprises.
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2021-08 "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers", instead of at fair value on the acquisition date as previously required by ASC 805. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022 and early adoption is permitted. We elected to early adopt the updated guidance prospectively as of January 1, 2022. The adoption of the standard did not have a material impact on our condensed consolidated financial statements for the three or nine months ended September 30, 2022.
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2022, we experienced a further decline in our market capitalization, and after considering the impact of current macroeconomic conditions on the assumptions used in determining the fair value of our reporting unit, determined it appropriate to perform an interim quantitative assessment of our reporting unit. The macroeconomic conditions considered include the continued deterioration in the equity markets, which reduced the market multiples used in our analysis, along with an increase in the weighted-average cost of capital primarily driven by an increase in interest rates and ongoing effects from foreign currency exchange rate fluctuations. We engaged a third-party valuation specialist to assist in the performance of the impairment analysis of our reporting unit.
For the interim quantitative goodwill impairment analysis performed as of September 30, 2022, we utilized a combination of both an income and market approach to determine the fair value of our reporting unit consistent with the analysis performed at June 30, 2022 discussed above. As a result of the interim goodwill impairment analysis, our reporting unit was determined to have a carrying value that exceeded its fair value and therefore, a $278.7 million non-cash goodwill impairment charge was recognized in our condensed consolidated statements of operations for the three months ended September 30, 2022.
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
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for impairment annually, in the fourth quarter, or more frequently if a triggering event occurs. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative test. If necessary, the quantitative test is performed by comparing the fair value of indefinite-lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. As of June 30, 2022 and September 30, 2022, due to the factors discussed in the goodwill analysis above, we performed quantitative assessments of our indefinite-lived intangible assets utilizing a relief from royalty method and determined the estimated fair value of the SolarWinds trade name, recorded in connection with the Take Private, was less than its carrying value. As a result, we recorded non-cash impairment charges of $9.4 million and $5.9 million for the three months ended June 30, 2022 and September 30, 2022, respectively, which are included in general and administrative expense in our condensed consolidated statements of operations.
Long-lived Assets
We evaluate the recoverability of our long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2022 and September 30, 2022, prior to performing the goodwill impairment analyses discussed above, we performed recoverability tests of our long-lived assets, including finite-lived intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets, and determined no impairment was required.
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments, Net of Tax	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2021	$1,306	$—	$1,306
Other comprehensive gain (loss) before reclassification	(114,099)	(214)	(114,313)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(114,099)	(214)	(114,313)
Balance at September 30, 2022	$(112,793)	$(214)	$(113,007)

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue
Details of our total deferred revenue balance are as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2021	$362,669
Deferred revenue recognized	(375,992)
Additional amounts deferred	362,980
Deferred revenue acquired in business combinations	263
Balance at September 30, 2022	$349,920
We expect to recognize revenue related to these remaining performance obligations as of September 30, 2022 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$349,920	$313,363	$35,679	$878
Deferred Commissions
Details of our deferred commissions balance are as follows:

		Deferred Commissions
		(in thousands)
Balance at December 31, 2021		$18,897
Commissions capitalized		6,856
Amortization recognized		(4,831)
Balance at September 30, 2022		$20,922

	September 30,	December 31,
	2022	2021

	(in thousands)
Classified as:
Current	$6,284	$5,378
Non-current	14,638	13,519
Total deferred commissions	$20,922	$18,897
Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription offerings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Amortization of acquired license technologies	$917	$37,119	$16,321	$111,783
Amortization of acquired subscription technologies	2,711	2,763	8,182	8,614
Total amortization of acquired technologies	$3,628	$39,882	$24,503	$120,397
The decreases in amortization of acquired license technologies for the three and nine months ended September 30, 2022 in comparison to the same periods in 2021 were primarily due to certain intangible assets acquired in connection with the Take Private being fully amortized during the three months ended March 31, 2022.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Discontinued Operations
As discussed in Note 1. Organization and Nature of Operations, we completed the Separation of the N‑able business into a newly created and separately traded public company, N-able, Inc., on July 19, 2021. The Separation was achieved through the transfer of all the net assets and legal entities associated with the N-able business to N-able, Inc. The distribution of the net assets to N-able, Inc., was recorded as a reduction to additional paid-in-capital for the three months ended September 30, 2021. As part of the Separation, we received a cash distribution from N-able which includes $324.7 million in cash to repay intercompany indebtedness and $238.2 million as a one-time dividend payment, net of $57.3 million of cash distributed to N‑able at the Separation.
In accordance with applicable accounting guidance, the results of the N-able business are presented as discontinued operations for the period up to and including the date of the Separation, and, as such, have been excluded from continuing operations for all periods presented.
The following table summarizes the results of operations of N-able presented as discontinued operations:

	Three Months Ended	Nine Months Ended

	September 30, 2021
	(in thousands)
Revenue:
Subscription	$20,102	$183,594
Maintenance	313	5,053
Total recurring revenue	20,415	188,647
License	—	—
Total revenue	20,415	188,647
Cost of revenue:
Cost of recurring revenue	2,126	25,218
Amortization of acquired technologies	209	3,950
Total cost of revenue	2,335	29,168
Gross profit	18,080	159,479
Operating expenses:
Sales and marketing	5,323	55,249
Research and development	2,455	27,133
General and administrative	6,471	42,994
Amortization of acquired intangibles	331	10,626
Total operating expenses	14,580	136,002
Operating income from discontinued operations	3,500	23,477
Other expense:
Interest (expense) income, net	—	—
Other expense, net	(27)	(608)
Total other expense	(27)	(608)
Income from discontinued operations before income taxes	3,473	22,869
Income tax expense	13,532	8,047
Net income (loss) from discontinued operations, net of tax	$(10,059)	$14,822
We incurred $7.3 million of costs in connection with the Separation during the three months ended September 30, 2021 and $0.2 million and $30.4 million for the nine months ended September 30, 2022 and 2021, respectively. We incurred insignificant costs in connection with the Separation for the three months ended September 30, 2022. Spin-off costs incurred in the three and nine months ended September 30, 2021 are primarily reflected in our condensed consolidated statements of operations as discontinued operations. These costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contract costs and other incremental separation costs related to the Separation.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Investments
Our short-term investments as of September 30, 2022 consist of available-for-sale securities, such as U.S. Treasury securities, corporate bonds, commercial paper and asset-backed securities. We did not own any investments as of December 31, 2021.
The following table summarizes our short-term investments:

	September 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$19,008	$—	$(82)	$18,926
Corporate bonds	22,007	—	(186)	21,821
Commercial paper	9,308	—	—	9,308
Asset-backed securities	826	—	(3)	823
Total short-term investments	$51,149	$—	$(271)	$50,878
The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
As of September 30, 2022
U.S. Treasury securities	$13,935	$(82)	$—	$—	$13,935	$(82)
Corporate bonds	21,821	(186)	—	—	21,821	(186)
Asset-backed securities	823	(3)	—	—	823	(3)
	$36,579	$(271)	$—	$—	$36,579	$(271)
The following table summarizes the contractual underlying maturities of our available-for-sale securities:

	September 30, 2022
	Cost	Fair Value

	(in thousands)
Due in one year or less	$50,323	$50,055
Due after one year through five years	826	823
	$51,149	$50,878
5. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2022:

(in thousands)
Balance at December 31, 2021	$3,308,405
Acquisitions	5,415
Goodwill impairment	(891,101)
Foreign currency translation and other adjustments	(94,634)
Balance at September 30, 2022	$2,328,085

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2022, our accumulated goodwill impairment on our consolidated balance sheet was $880.8 million. See Note 2. Summary of Significant Accounting Policies for discussion of the goodwill impairment recorded during the nine months ended September 30, 2022.
6. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of September 30, 2022 and December 31, 2021. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2022.

	Fair Value Measurements at September 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$111,928	$—	$—	$111,928
Commercial paper	—	2,498	—	2,498
Total cash equivalents	111,928	2,498	—	114,426
Short-term investments:
U.S. Treasury securities	—	18,926	—	18,926
Corporate bonds	—	21,821	—	21,821
Commercial paper	—	9,308	—	9,308
Asset-backed securities	—	823	—	823
Total short-term investments	—	50,878	—	50,878
Total assets	$111,928	$53,376	$—	$165,304

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$645,000	$—	$—	$645,000
Total cash equivalents	645,000	—	—	645,000
Total assets	$645,000	$—	$—	$645,000
As of September 30, 2022 and December 31, 2021, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 7. Debt for additional information regarding our debt.
The fair value of our non-financial assets and liabilities, which include goodwill, intangible assets and property, plant and equipment, are measured on a non-recurring basis. Fair value adjustments are made in the period an impairment charge is recognized. During the nine months ended September 30, 2022, we recognized impairment charges to our goodwill and trade name indefinite-lived intangible asset. The fair value of our reporting unit and indefinite-lived intangible asset are classified as Level 3 within the fair value hierarchy due to the significant unobservable inputs developed using company-specific information. For additional information, see the discussion of our impairment charges in Note 2. Summary of Significant Accounting Policies - Impairment of Goodwill, Intangible Assets and Long-lived Assets, including the valuation methods and inputs used in the fair value measurements.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Debt
The following table summarizes information relating to our debt:

	September 30,		December 31,
	2022		2021
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2024	1,594,425	5.87%	1,909,350	2.85%
Total principal amount	1,594,425		1,909,350
Unamortized discount and debt issuance costs	(10,084)		(18,681)
Total debt	1,584,341		1,890,669
Less: Current portion of long-term debt	(19,900)		(19,900)
Total long-term debt	$1,564,441		$1,870,769
Senior Secured First Lien Credit Facilities
Our first lien credit agreement, as amended, or First Lien Credit Agreement, provides for senior secured first lien credit facilities, consisting of the following:
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate which is, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 2.50% or (2) a base rate plus an applicable margin of 1.50%, respectively. The Eurodollar rate applicable to the Revolving Credit Facility is subject to a “floor” of 0%.
Borrowings under our First Lien Term Loan bear interest at a floating rate which is, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 2.75% or (2) a base rate plus an applicable margin of 1.75%, respectively. The Eurodollar rate applicable to the First Lien Term Loan is subject to a “floor” of 0%.
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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2022, we were in compliance with all covenants of the First Lien Credit Agreement.
During the three months ended September 30, 2022, we made a voluntary prepayment of $300.0 million under our First Lien Term Loan. In connection with the partial repayment of debt, we recorded a $1.9 million loss on debt extinguishment related to the write-off of a proportionate amount of unamortized discount and debt issuance costs. The loss on debt extinguishment is included in other income (expense), net in the condensed consolidated statement of operations for the three months ended September 30, 2022.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net income (loss) from continuing operations	$(292,219)	$1,080	$(919,002)	$(42,585)
Net income (loss) from discontinued operations	—	(10,059)	—	14,822
Net loss	(292,219)	(8,979)	(919,002)	(27,763)
Dividends on unvested restricted stock	—	(160)	—	(160)
Net income (loss) from continuing operations available to common stockholders	$(292,219)	$920	$(919,002)	$(42,745)
Net income (loss) from discontinued operations available to common stockholders	$—	$(10,059)	$—	$14,822
Denominator:
Weighted-average common shares outstanding used in computing basic net earnings (loss) per share	161,111	158,202	160,545	157,730

Diluted net earnings (loss) per share
Numerator:
Net income (loss) from continuing operations available to common stockholders	$(292,219)	$920	$(919,002)	$(42,745)
Net income (loss) from discontinued operations available to common stockholders	$—	$(10,059)	$—	$14,822
Denominator:
Weighted-average shares used in computing basic net earnings (loss) per share	161,111	158,202	160,545	157,730
Add dilutive impact of employee equity plans	—	2,126	—	—
Weighted-average shares used in computing diluted net earnings (loss) per share	161,111	160,328	160,545	157,730
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Total anti-dilutive shares	12,185	1,306	11,449	5,901
The calculation of diluted earnings (loss) per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options or proceeds from the employee stock purchase plan.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Income Taxes
For the three months ended September 30, 2022 and 2021, we recorded income tax expense from continuing operations of $4.1 million and income tax benefit of $19.3 million, respectively, resulting in an effective tax rate of (1.4)% and 105.9%, respectively. For the nine months ended September 30, 2022 and 2021, we recorded income tax expense from continuing operations of $11.9 million and income tax benefit $26.3 million, respectively, resulting in an effective tax rate of (1.3)% and 38.2%, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to the effect of the goodwill impairment charges, which are primarily non-deductible for income tax purposes. In addition, the effective tax rate for the three and nine months ended September 30, 2021 were impacted by adjustments made in connection with the Separation.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2022, we had accrued interest and penalties related to unrecognized tax benefits of approximately $3.4 million.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. During the nine months ended September 30, 2022, as a result of the goodwill impairment charges, we increased our valuation allowance primarily related to the component of tax-deductible goodwill.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through February 2016 and 2018 through 2021 tax years generally remain open and subject to examination by federal tax authorities. The 2012 through 2021 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. We are under audit by the Indian Tax Authority for the 2017 and 2019 tax years. We are currently under audit by the Texas Comptroller for the 2015 through 2018 tax years. The California Franchise Tax Board audit for the 2012 through 2014 tax years closed without impact to income tax expense reported within the condensed consolidated statement of operations for the three and nine months ended September 30, 2022. We are not currently under audit in any other taxing jurisdictions.
10. Commitments and Contingencies
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the Cyber Incident. We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident.
Expenses Incurred
We recorded pre-tax expenses related to the Cyber Incident as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of recurring revenue	$6	$364	$169	$1,836
Sales and marketing	—	85	130	1,607
Research and development	—	44	2	52
General and administrative	36,823	5,349	45,992	36,337
Total gross expenses related to the Cyber Incident	36,829	5,842	46,293	39,832
Less: proceeds received or expected to be received under our insurance coverage	(26,000)	(2,915)	(26,000)	(16,010)
Total net expenses related to the Cyber Incident	$10,829	$2,927	$20,293	$23,822
General and administrative expense is presented net of insurance proceeds received and expected insurance proceeds for costs we believe are reimbursable and probable of recovery in our condensed consolidated statements of operations. Expenses include one-time costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services, and consulting services provided to customers at no charge, all of which were expensed as incurred.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to multiple lawsuits and investigations. A consolidated putative class action lawsuit alleging violations of the federal securities laws is pending against us and certain of our current and former officers. The complainants seek certification of a class of all persons who purchased or otherwise acquired our securities between October 18, 2018 and December 17, 2020 and seek unspecified monetary damages, costs and attorneys’ fees. In August 2021, the Company and all other named defendants in the securities class action filed motions to dismiss the consolidated class action complaint. On March 30, 2022, the District Court for the Western District of Texas entered an order denying the Company's motion to dismiss. On October 28, 2022, the parties entered into a binding settlement term sheet with respect to the securities class action lawsuit. The settlement is subject to certain conditions, including the filing of a Stipulation of Settlement, notice to potential class members and final court approval. The settlement, if approved, would require us to pay $26 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. The proposed settlement resolves all claims asserted against us and the other named defendants in connection with the class action litigation and would contain provisions that the settlement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing of any kind by us or any defendant. There can be no assurance that the final settlement agreement will be executed or that such agreement will be approved by the court. The settlement sum was authorized and approved by our insurers, and if the settlement agreement is approved by the court, we expect that the settlement payment will be funded entirely by applicable directors’ and officers’ liability insurance. In addition, two shareholder derivative actions have been filed, purportedly on behalf of the Company, one in the Western District of Texas and one in the Delaware Court of Chancery, in each case asserting breach of duty and other claims against certain of our current and former officers and directors in connection with the Cyber Incident. On September 30, 2022, the Company and other named defendants filed a motion to dismiss the case filed in the Western District of Texas, which motion remains pending before that court. On October 13, 2022, the Delaware Court of Chancery entered an order dismissing the case in that court with prejudice, and on November 1, 2022 the plaintiffs filed an appeal of such order. We dispute the allegations in these complaints and intend to defend against the claims.
In addition, there are open investigations and inquiries by domestic and foreign law enforcement and other governmental authorities related to the Cyber Incident, including from the Department of Justice and the SEC. We are cooperating and providing information in connection with these investigations and inquiries and are incurring, and in future periods expect to incur, costs and other expenses in connection with these investigations and inquiries. On October 28, 2022, the enforcement staff of the SEC provided us with a “Wells Notice” relating to its investigation into the Cyber Incident. The Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against us alleging violations of certain provisions of the U.S. federal securities laws with respect to our cybersecurity disclosures and public statements, as well as our internal controls and disclosure controls and procedures. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. We maintain that our disclosures, public statements, controls and procedures were appropriate and will submit a response to the SEC staff’s position. If the SEC were to authorize an action against us, it could seek an order enjoining us from engaging in future violations of provisions of the federal securities laws subject to the action, imposing civil monetary penalties and/or providing for other equitable relief within the SEC’s authority. The results of the Wells Notice process and any corresponding enforcement action and the costs, timing and other potential consequences of responding and complying therewith are unknown at this time.
While we believe it is reasonably possible that we could incur losses associated with these proceedings and investigations, other than with respect to the securities class action, for which we have recorded a liability for the settlement amount in accrued liabilities and other and recorded a receivable of the same amount for expected proceeds from our insurance coverage in prepaid and other current assets in our condensed consolidated balance sheet as of September 30, 2022, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the fact that alleged damages have not been specified and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations could be material to our business, results of operations, financial condition or cash flows in future periods.
Additional lawsuits and claims related to the Cyber Incident may be asserted by or on behalf of customers, stockholders or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2022. We have received the full $15 million of cybersecurity insurance proceeds payments for costs incurred related to the Cyber Incident. In addition, we maintain $50 million of directors and officers liability

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident such as the securities class action settlement.
Indemnification
In connection with the Separation, we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements as of September 30, 2022.
Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
11. Subsequent Event
Subsequent to September 30, 2022, on October 28, 2022, we entered into a binding term sheet to settle the consolidated putative class action lawsuit asserting claims related to the Cyber Incident. In connection with the proposed class action settlement, we recorded a liability for the settlement amount in accrued liabilities and other and recorded a receivable of the same amount for expected proceeds from our insurance coverage in prepaid and other current assets in our condensed consolidated balance sheet as of September 30, 2022. See Note 10. Commitments and Contingencies for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
Overview
SolarWinds is a leading provider of simple, powerful, and secure information technology, or IT, management and observability software. Our solutions provide organizations worldwide, regardless of type, size, or complexity, the power to accelerate business transformation in today's hybrid IT environments. We combine customer-driven products with an "inside-first" sales model to grow our business while also generating significant cash flow.
We offer a broad portfolio of solutions designed to help technology professionals and leaders to monitor, manage, and optimize networks, systems, desktops, applications, storage, databases, website infrastructures, and IT service desks in on-premises, public, private, and multi-cloud hybrid infrastructures. We intend to continue to innovate and invest in areas of product development to bring new products to market and enhance the functionality, ease of use, and integration of our current products. We believe this will strengthen the overall value proposition of our products in any IT environment.
On February 5, 2016, we were acquired by affiliates of Silver Lake Group, L.L.C. and Thoma Bravo, LLC in a take private transaction, or the Take Private. We applied purchase accounting on the date of the Take Private. In October 2018, we completed our initial public offering, or IPO, and once again become a publicly traded company.
Spin-Off of N-able Business
On July 19, 2021, we completed the separation and distribution of our managed service provider (“N-able”) business into a newly created and separately traded public company, N-able, Inc. We refer to this transaction as the “Separation.” N‑able's historical financial results through the Separation are reflected in our consolidated financial statements as discontinued operations. See Note 3. Discontinued Operations in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional discussion of the Separation.
We incurred $7.3 million of costs in connection with the Separation during the three months September 30, 2021 and $0.2 million and $30.4 million for the nine months ended September 30, 2022 and 2021, respectively. We incurred insignificant costs in connection with the Separation for the three months ended September 30, 2022. Spin-off costs included in continuing operations were $2.3 million for the three months ended September 30, 2021 and $0.2 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively. We do not expect to incur significant spin-off costs for the remainder of 2022 or 2023.
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
Expenses
Expenses incurred related to the Cyber Incident include one-time costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services, and consulting services provided to customers at no charge, all of which were expensed as incurred. See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding expenses incurred related to the Cyber Incident.
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
Future Costs
We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods. We expect to recognize these expenses as services are received. Costs related to the Cyber Incident that will be incurred in future periods may include increased expenses associated with ongoing claims, investigations and inquiries, and any new claims, investigations and inquiries. See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for information related to the legal proceedings and governmental investigations related to the Cyber Incident. While we will incur costs and other expenses associated with these proceedings and investigations, other than with respect to the liability we have recorded related to the proposed settlement of the consolidated putative class action lawsuit, it is currently not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the fact that alleged damages have not been specified and the lack of resolution on significant factual and legal issues.
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
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2022. We have received the full $15 million of cybersecurity insurance proceeds payments for costs incurred related to the Cyber Incident. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident such as the securities class action settlement.
Impacts of Macroeconomic Conditions
As a global company, we are subject to risks and exposures from foreign currency exchange rate fluctuations caused by significant events with macroeconomic impacts, including, but not limited to, the conflict between Russia and Ukraine and resulting sanctions and other actions against Russia and Belarus, as well as market concerns related to inflation, changes in interest rates and supply chain disruption issues. During the second quarter of 2022, we suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. Foreign currency exchange rate fluctuations have to date, and may continue through the remainder of 2022, to negatively impact our revenues. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events may continue to negatively impact our results of operation. See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
Impacts of COVID-19
While the impact of the COVID-19 pandemic contributed to a decline in our license revenue in prior periods, based on current conditions, we do not expect to experience a significant ongoing impact related to the COVID-19 pandemic on our financial results in future periods. However, we are unable to predict with a level of precision the future impact, if any, that the COVID-19 pandemic may have on our business, results of operations and financial condition due to numerous uncertainties, including the factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations and financial condition.

Recent Business Highlights
In October 2022, we introduced SolarWinds Observability, a fully-integrated, cloud-native SaaS offering that provides unified and comprehensive visibility for today’s modern, distributed, hybrid, and multi-cloud IT environments. The new SaaS platform blends SolarWinds observability solutions across network, infrastructure, systems, application, database, digital experience, and log monitoring in one end-to-end solution across private and public clouds with single-pane-of-glass visibility.
In addition, we released a new version of SolarWinds Hybrid Cloud Observability with enhanced anomaly detection capabilities powered by artificial intelligence and machine learning. Hybrid Cloud Observability and SolarWinds Observability provide customers with increased flexibility to deploy on a private cloud, public cloud, or fully as a service.
Third Quarter Highlights
Below are our key financial highlights for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Customers
Our approach allows us to both sell to a broad group of potential customers and close large transactions with significant customers. As of September 30, 2022, we had over 300,000 customers. While some customers may spend as little as $100 with us over a twelve-month period, we had 882 customers who spent more than $100,000 with us for the trailing twelve-month period ended September 30, 2022 as compared to 786 for the trailing twelve-month period ended September 30, 2021, as adjusted to exclude customers of the N-able business.
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

	As of September 30,		Year-over-Year Growth
	2022	2021

	(in thousands, except percentages)
Subscription ARR(1)	$159,477	$130,176	22.5%
Total ARR(2)	623,377	623,761	(0.1)
_______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period.

The year-over-year growth in Subscription ARR was primarily driven by sales of our time-based subscription offerings as a result of customers transitioning to our subscription products and pricing models including our SolarWinds Hybrid Cloud Observability solution, as well as sales of our service desk and database monitoring solutions. Total ARR decreased slightly due a decline in the annualized value of maintenance contracts as a result of lower new perpetual license sales and the impact of customers transitioning to our time-based subscription offerings, along with the effect of the weakening of most foreign currencies relative to the U.S. dollar, partially offset by growth in Subscription ARR.

Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.
•Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.
•Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings and our time-based subscription offerings. We recognize revenue for SaaS offerings ratably over the subscription term once the service is made available to the customer or when we have the right to invoice services performed. We also offer time-based subscription offerings for our SolarWinds Hybrid Cloud Observability solution along with many of our products historically sold as perpetual licenses, such as our network, systems and database management products, to give customers additional flexibility when purchasing our products. The time-based subscription offerings are recognized at a point in time upon delivery of the on-premise software and support is recognized ratably over the contract period. We generally invoice subscription agreements in advance over the subscription period on either a monthly or annual basis and to a lesser extent, monthly based on usage. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products.
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
We plan to continue to sell perpetual licenses for our network, systems and database management products and not require customers to transition to a subscription pricing model discussed above. The subscription pricing option, and our continued efforts to increase subscription revenue, has impacted the mix of license and recurring revenue and we expect a continued shift in our revenue mix in each quarter as new customers purchase these subscription offerings. However, due to uncertainty regarding the level of customer adoption of the new subscription pricing options, the timing and impact of this transition are difficult to predict at this time. Our license sales and maintenance renewal rates may decline or fluctuate in future periods as customers transition to our subscription offerings and as a result of the Cyber Incident.
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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles and goodwill impairment charges. Generally, personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of September 30, 2022 was 2,304, as compared to 2,155 as of September 30, 2021.
We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business, including increasing our selling efforts toward enterprise customers. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any future acquisitions and any further decisions to increase our investment in our business. In addition, the Separation of the N-able business resulted in dis-synergies associated with increased overhead costs and duplicate hiring which increased certain expenses for 2021. Our stock-based compensation expense has increased due to equity awards granted to our employees and directors. We intend to continue to grant equity awards which will result in additional stock-based compensation expense in future periods. We have also seen our travel costs increase during the first nine months of this year and expect that they may continue to increase throughout the remainder of the year as our employees resume business travel activities.
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
•General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring costs, acquisition costs, certain Cyber Incident costs, professional fees, certain non-cash impairment charges and other general corporate expenses. The Cyber Incident has resulted in increased general and administrative expenses which we expect to continue in 2022 and beyond, although expenses may fluctuate from period to period depending on the timing of related activities.
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
Other Income (Expense)
Other income (expense) primarily consists of interest expense, interest income, gains (losses) resulting from changes in exchange rates on foreign currency denominated accounts and losses on extinguishment of debt. Our interest expense on our debt has increased due to increases in interest rates. We expect interest expense may continue to increase as a result of anticipated interest rate increases since our borrowings outstanding under our credit agreement currently bear interest at variable rates.
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

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$42,248	23.6%	$32,293	17.8%	$9,955
Maintenance	114,381	63.8	119,742	66.1	(5,361)
Total recurring revenue	156,629	87.3	152,035	83.9	4,594
License	22,767	12.7	29,236	16.1	(6,469)
Total revenue	$179,396	100.0%	$181,271	100.0%	$(1,875)
Total revenue decreased $1.9 million, or 1.0%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to decreases in license and maintenance revenue, partially offset by an increase in subscription revenue. Revenue from North America was approximately 71% and 69% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Macroeconomic conditions, such as foreign currency exchange rate fluctuations, inflation, changes in interest rates and supply chain disruption issues, as well as the Cyber Incident have negatively impacted revenue, profitability and cash flows and may continue to do so for the remainder of 2022 and beyond. The weakening of most foreign currencies relative to the U.S. dollar had a negative impact on our revenues for the three month period ended September 30, 2022. In addition, certain of our customers have, and others may, defer renewals or cancel subscriptions which has had, and could in the future have, a negative impact on our revenue. However, despite the impact of macroeconomic conditions and the Cyber Incident, our maintenance renewal rate for the trailing twelve month period was 91%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $10.0 million, or 30.8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to increased sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model. Our subscription revenue also increased as a percentage of our total revenue for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve Months Ended September 30,
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
Maintenance Revenue. Maintenance revenue decreased $5.4 million, or 4.5%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the impact on maintenance revenue from customers transitioning to our time-based subscription offerings, the effect of the weakening of most foreign currencies relative to the U.S. dollar and decreased sales of our licensed products.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended September 30,
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
License Revenue
License revenue decreased $6.5 million, or 22.1%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses.
Cost of Revenue

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$16,563	9.2%	$17,949	9.9%	$(1,386)
Amortization of acquired technologies	3,628	2.0	39,882	22.0	(36,254)
Total cost of revenue	$20,191	11.3%	$57,831	31.9%	$(37,640)
Total cost of revenue decreased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a decrease in amortization of acquired technologies due to certain intangible assets, acquired in connection with the Take Private, being fully amortized during the period. Cost of recurring revenue decreased primarily due to decreases in personnel costs of $1.5 million and costs related to the Cyber Incident of $0.4 million, partially offset by an increase in contract services of $0.4 million.
Operating Expenses

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$64,813	36.1%	$58,642	32.4%	$6,171
Research and development	22,562	12.6	26,285	14.5	(3,723)
General and administrative	42,558	23.7	28,551	15.8	14,007
Amortization of acquired intangibles	13,045	7.3	13,784	7.6	(739)
Goodwill impairment	278,706	155.4	—	—	278,706
Total operating expenses	$421,684	235.1%	$127,262	70.2%	$294,422
Sales and Marketing. Sales and marketing expenses increased $6.2 million, or 10.5%, primarily due to increases in personnel costs of $3.4 million, consulting and contract services of $1.1 million, marketing program costs of $0.9 million and travel costs of $0.9 million. We have increased our sales and marketing employee headcount, and we expect to incur additional costs in future periods as we continue to expand our international sales teams and focus on enterprise customers.
Research and Development. Research and development expenses decreased $3.7 million, or 14.2%, primarily due to a decrease in personnel costs of $6.2 million, partially offset by increases in contract services of $1.4 million and costs for subscriptions used in the development of our offerings of $0.8 million. The decrease in personnel costs was primarily due to an increase in employee turnover, as well as an $1.7 million increase in capitalized employee costs primarily related to our work on our Observability platform.
General and Administrative. General and administrative expenses increased $14.0 million, or 49.1%, primarily due to an $8.4 million increase in litigation and governmental investigations costs related to the Cyber Incident, net of expected insurance proceeds, and a $5.9 million non-cash impairment charge recognized during the period related to the SolarWinds trade name originally recorded in connection with the Take Private. In addition, personnel costs increased $2.1 million, which includes a $3.0 million increase in stock-based compensation expense, partially offset by a $1.8 million decrease in spin-off costs in connection with the Separation.

Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.7 million, or 5.4%, primarily due to certain acquired intangibles being fully amortized during the period and the impact of changes in foreign currency exchange rates.
Goodwill Impairment. As a result of the interim goodwill impairment analysis as of September 30, 2022, we recognized a $278.7 million non-cash goodwill impairment charge for the three months ended September 30, 2022. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Interest Expense, Net

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(23,181)	(12.9)%	$(15,897)	(8.8)%	$(7,284)
Interest expense, net increased by $7.3 million, or 45.8%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in interest expense is primarily due to the increase in interest rates on our debt. The weighted-average effective interest rate on our debt was 5.0% for the three months ended September 30, 2022 compared to 2.8% for the three months ended September 30, 2021. See Note 7. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(2,418)	(1.3)%	$1,478	0.8%	$(3,896)
Other income (expense), net decreased by $3.9 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a $1.9 million loss on extinguishment of debt related to the partial debt repayment made in September 2022, along with a reduction in amounts recorded in connection with the transition services agreement with N-able and the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Loss before income taxes	$(288,078)	(160.6)%	$(18,241)	(10.1)%	$(269,837)
Income tax expense (benefit)	4,141	2.3	(19,321)	(10.7)	23,462
Effective tax rate	(1.4)%		105.9%		(107.3)%
Our income tax expense for the three months ended September 30, 2022 was $4.1 million as compared to an income tax benefit of $19.3 million for the three months ended September 30, 2021. The effective tax rate decreased to (1.4)% for the period primarily due to the effect of the goodwill impairment charge, which is primarily non-deductible for income tax purposes. The income tax benefit for the three months ended September 30, 2021 was impacted by adjustments made in connection with the Separation. For additional discussion about our income taxes, see Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

Discontinued Operations

	Three Months Ended
	September 30, 2021
	Amount	Percentage of Revenue

	(in thousands, except percentages)
Total revenue	$20,415	100.0%
Total cost of revenue	2,335	11.4
Operating expenses	14,580	71.4
Income before income taxes	3,473	17.0
Income tax expense	13,532	66.3
Loss from discontinued operations, net of taxes	(10,059)	(49.3)
N‑able's historical financial results through the Separation date of July 19, 2021 are reflected in our condensed consolidated financial statements as discontinued operations.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$117,975	22.2%	$90,218	17.0%	$27,757
Maintenance	343,848	64.6	360,909	67.9	(17,061)
Total recurring revenue	461,823	86.8	451,127	84.8	10,696
License	70,475	13.2	80,788	15.2	(10,313)
Total revenue	$532,298	100.0%	$531,915	100.0%	$383
Total revenue increased $0.4 million, or 0.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in subscription revenue, partially offset by decreases in license and maintenance revenue. Revenue from North America was approximately 70% and 69% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $27.8 million, or 30.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to increased sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve Months Ended September 30,
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
Maintenance Revenue. Maintenance revenue decreased $17.1 million, or 4.7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the impact on maintenance revenue from decreased sales of our licensed products, customers transitioning to our time-based subscription offerings, the effect of the weakening of most foreign currencies relative to the U.S. dollar and the continuing impact of the decline in our maintenance renewal rate primarily due to the Cyber Incident.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended September 30,
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
License Revenue
License revenue decreased $10.3 million, or 12.8%, primarily due to an increase in the subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses and the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$49,854	9.4%	$49,331	9.3%	$523
Amortization of acquired technologies	24,503	4.6	120,397	22.6	(95,894)
Total cost of revenue	$74,357	14.0%	$169,728	31.9%	$(95,371)
Total cost of revenue decreased in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a decrease in amortization of acquired technologies due to certain intangible assets, acquired in connection with the Take Private, being fully amortized during the period. Cost of recurring revenue increased slightly primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $2.6 million and contract services of $0.6 million. These increases were partially offset by decreases in costs related to the Cyber Incident of $1.7 million and personnel costs of $1.4 million.
Operating Expenses

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$190,472	35.8%	$174,384	32.8%	$16,088
Research and development	68,092	12.8	78,474	14.8	(10,382)
General and administrative	116,505	21.9	90,135	16.9	26,370
Amortization of acquired intangibles	39,387	7.4	41,704	7.8	(2,317)
Goodwill impairment	891,101	167.4	—	—	891,101
Total operating expenses	$1,305,557	245.3%	$384,697	72.3%	$920,860
Sales and Marketing. Sales and marketing expenses increased $16.1 million, or 9.2%, primarily due to increases in personnel costs of $11.3 million, marketing program costs of $2.2 million, travel costs of $2.0 million and consulting and contract services of $1.7 million. These increases were partially offset by a decrease in public relation costs resulting from the Cyber Incident of $1.5 million. We have increased our sales and marketing employee headcount, and we expect to incur additional costs in future periods as we expand our international sales teams and focus on enterprise customers.
Research and Development. Research and development expenses decreased $10.4 million, or 13.2%, primarily due to a decrease in personnel costs of $17.0 million, partially offset by increases in contract services of $4.7 million, costs for subscriptions used in the development of our offerings of $1.4 million and travel costs of $0.7 million. The decrease in personnel costs, which includes a $1.5 million decrease in stock-based compensation expense, is primarily due to an increase in employee turnover, as well as a $6.3 million increase in capitalized employee costs primarily related to our work on our Observability platform.
General and Administrative. General and administrative expenses increased $26.4 million, or 29.3%, and includes a $15.2 million non-cash impairment charge recognized during the period related to the SolarWinds trade name originally recorded in connection with the Take Private. In addition, the increase to general and administrative expenses also includes a $8.5 million increase in personnel costs, which includes a $8.0 million increase in stock-based compensation expense, in addition to a $3.1 million increase in directors and officers liability and cybersecurity insurance costs and professional fees.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $2.3 million, or 5.6%, primarily due to certain acquired intangibles being fully amortized during the period and the impact of changes in foreign currency exchange rates.
Goodwill Impairment. As a result of the interim goodwill impairment analyses performed at June 30, 2022 and September 30, 2022, we recognized $891.1 million in non-cash goodwill impairment charges. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Interest Expense, Net

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(57,669)	(10.8)%	$(48,262)	(9.1)%	$(9,407)
Interest expense, net increased by $9.4 million, or 19.5%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in interest expense is primarily due to increases in interest rates on our debt. The weighted-average effective interest rate on our debt for the nine months ended September 30, 2022 was 3.8% compared to 2.9% for the nine months ended September 30, 2021. See Note 7. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(1,861)	(0.3)%	$1,865	0.4%	$(3,726)
Other income (expense), net decreased by $3.7 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a $1.9 million loss on extinguishment of debt related to the partial debt repayment made in September 2022, along with a reduction in amounts recorded in connection with the transition services agreement with N-able and the impact of changes in exchange rates on foreign currency denominated accounts.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Loss before income taxes	$(907,146)	(170.4)%	$(68,907)	(13.0)%	$(838,239)
Income tax expense (benefit)	11,856	2.2	(26,322)	(4.9)	38,178
Effective tax rate	(1.3)%		38.2%		(39.5)%
Our income tax expense for the nine months ended September 30, 2022 was $11.9 million as compared to an income tax benefit of $26.3 million for the nine months ended September 30, 2021. The effective tax rate decreased to (1.3)% for the period primarily due to the effect of the goodwill impairment charges, which are primarily non-deductible for income tax purposes. The income tax benefit for the nine months ended September 30, 2021 was impacted by adjustments made in connection with the Separation. For additional discussion about our income taxes, see Note 9. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Discontinued Operations

	Nine Months Ended
	September 30, 2021
	Amount	Percentage of Revenue

	(in thousands, except percentages)
Total revenue	$188,647	100.0%
Total cost of revenue	29,168	15.5%
Operating expenses	136,002	72.1%
Income before income taxes	22,869	12.1%
Income tax benefit	8,047	4.3%
Income from discontinued operations, net of taxes	14,822	7.9%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Total GAAP revenue	$179,396	$181,271	$532,298	$531,915
Impact of purchase accounting(1)	—	—	—	134
Total non-GAAP revenue	$179,396	$181,271	$532,298	$532,049
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
•Cyber Incident Costs. We exclude certain expenses resulting from the Cyber Incident. Expenses include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services, and consulting services being provided to customers at no charge. Cyber Incident costs are provided net of expected and received insurance reimbursements, although the timing of recognizing insurance reimbursements may differ from the timing of recognizing the associated expenses. We expect to incur significant legal and other professional services expenses associated with the Cyber Incident in future periods. The Cyber Incident results in operating expenses that would not have otherwise been incurred by us in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance. We continue to invest significantly in cybersecurity and expect to make additional investments. These estimated investments are in addition to the Cyber Incident costs and not included in the net Cyber Incident costs reported.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except percentages)
GAAP operating loss from continuing operations	$(262,479)	$(3,822)	$(847,616)	$(22,510)
Impact of purchase accounting	—	—	—	134
Stock-based compensation expense and related employer-paid payroll taxes	17,991	16,019	51,469	44,412
Amortization of acquired technologies	3,628	39,882	24,503	120,397
Amortization of acquired intangibles	13,045	13,784	39,387	41,704
Acquisition and other costs	146	232	432	1,403
Restructuring costs	43	2,596	1,473	4,896
Cyber Incident costs, net	10,829	2,927	20,293	23,822
Goodwill and indefinite-lived intangible asset impairment	284,590	—	906,350	—
Non-GAAP operating income	$67,793	$71,618	$196,291	$214,258
GAAP operating margin	(146.3)%	(2.1)%	(159.2)%	(4.2)%
Non-GAAP operating margin	37.8%	39.5%	36.9%	40.3%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except margin data)
Net income (loss) from continuing operations	$(292,219)	$1,080	$(919,002)	$(42,585)
Amortization and depreciation	20,048	57,354	74,107	173,362
Income tax expense (benefit)	4,141	(19,321)	11,856	(26,322)
Interest expense, net	23,181	15,897	57,669	48,262
Impact of purchase accounting on total revenue	—	—	—	134
Unrealized foreign currency gains	(458)	(388)	(898)	(1,504)
Acquisition and other costs	146	232	432	1,403
Debt related costs(1)	2,025	92	2,222	284
Stock-based compensation expense and related employer-paid payroll taxes	17,991	16,019	51,469	44,412
Restructuring costs	43	1,376	1,433	3,676
Cyber Incident costs, net	10,829	2,927	20,293	23,822
Goodwill and indefinite-lived intangible asset impairment	284,590	—	906,350	—
Adjusted EBITDA	$70,317	$75,268	$205,931	$224,944
Adjusted EBITDA margin	39.2%	41.5%	38.7%	42.3%
_____________
(1)Debt related costs include fees related to our credit agreements of $0.1 million for both the three months ended September 30, 2022 and 2021, and $0.3 million for both the nine months ended September 30, 2022 and 2021, in addition to a non-cash loss on extinguishment of debt of $1.9 million for the three and nine months ended September 30, 2022.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $492.5 million as of September 30, 2022. Our international subsidiaries held approximately $35.5 million of cash and cash equivalents, of which 71.7% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. We continue to evaluate the nature and extent of the impact of the Cyber Incident to our business and financial position. Other than with respect to the liability we have recorded related to the proposed settlement of the consolidated putative class action lawsuit, currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of the other proceedings and investigations resulting from the Cyber Incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In addition, there continues to be uncertainty in the rapidly changing market and macroeconomic conditions related in part to the war in Ukraine. However, despite these uncertainties, we believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.

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
Indebtedness
As of September 30, 2022, our total indebtedness was $1.6 billion, with up to $117.5 million of available borrowings under our revolving credit facility. During the three months ended September 30, 2022, we made a voluntary prepayment of $300.0 million under our First Lien Term Loan. See Note 7. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the original principal amount. Our interest expense related to the First Term Loan was $26.0 million and $16.4 million for the three months ended September 30, 2022 and 2021, respectively, and $61.5 million and $48.9 million for the nine months ended September 30, 2022 and 2021, respectively. As the First Term Loan is held by a subsidiary located in the United States, we received a tax benefit on interest expense at the applicable statutory rate of 24.5% for the three and nine months ended September 30, 2022 and 23.5% for the three and nine months ended September 30, 2021.
The First Lien Term Loan has a final maturity date of February 5, 2024. As we near the maturity date, we expect to reduce our levels of gross debt and refinance our outstanding debt balance.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities from continuing operations	$106,726	$81,945
Net cash used in investing activities from continuing operations	(74,126)	(9,587)
Net cash provided by (used in) financing activities from continuing operations	(320,839)	247,625
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(2,216)	(3,803)
Net cash provided by discontinued operations	—	22,212
Net increase (decrease) in cash and cash equivalents	$(290,455)	$338,392
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.

For the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, the increase in cash provided by operating activities was primarily due to decreased cash outflows resulting from the changes in our operating assets and liabilities. The net cash outflow resulting from the changes in our operating assets and liabilities was $3.5 million for the nine months ended September 30, 2022 as compared to a net cash outflow of $72.3 million for the nine months ended September 30, 2021 and was primarily due to the timing of sales and cash payments and receipts. During the nine months ended September 30, 2021, cash flow from operations was impacted by an increase in cash payments for expenses resulting from the Cyber Incident and the Separation. Net cash provided by operating activities was reduced by $25.2 million and $38.1 million of cash paid for taxes for the nine months ended September 30, 2022 and 2021, respectively.
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
Net cash used in investing activities increased in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to $67.1 million in purchases of short-term investments, an increase in capitalized research and development costs related to our subscription-based offerings and cash used for the acquisition of Monalytic, Inc., a monitoring, analytics and professional services company. These investing cash outflows were partially offset by $16.0 million in maturities of short-term investments.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash used in financing activities increased in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to repayments of debt under our First Lien Term Loan. In each of the nine months ended September 30, 2022 and 2021, we made $14.9 million of quarterly principal payments under our First Lien Credit Agreement. In addition to our required quarterly principal payments, we made voluntary prepayments of $300.0 million and $1.1 million during the nine months ended September 30, 2022 and 2021, respectively.
Net cash provided by financing activities for the nine months ended September 30, 2021 includes a $505.6 million net cash distribution received from the spin-off of discontinued operations, partially offset by the Special Dividend of $237.2 million we paid to shareholders in August 2021.
In the nine months ended September 30, 2022 and 2021, we withheld and retired shares of common stock to satisfy $9.1 million and $10.5 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
Contractual Obligations and Commitments
As of September 30, 2022, other than the $300.0 million partial repayment of our First Lien Term Loan, there have been no material changes in our contractual obligations and commitments as of December 31, 2021 that were disclosed in our Annual Report on Form 10-K.
During the nine months ended September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
As of June 30, 2022 and September 30, 2022, after considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform interim quantitative assessments of our reporting unit, for which we engaged a third-party valuation specialist to assist.
For the interim quantitative goodwill impairment analyses performed as of June 30, 2022 and September 30, 2022, we utilized a combination of both an income and market approach to determine the fair value of our reporting unit. For both analyses, we applied a 66.7% weighting to the income approach and a 33.3% weighting to the market approach to arrive at the total fair value used for impairment testing. We applied a greater weighting to the income approach as we believe the income approach is a better indicator of fair value by using projected cash flows of the reporting unit being valued. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect our assumptions regarding revenue growth rates, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting unit. The terminal period growth rate is selected based on economic conditions and consideration of growth rates used in the forecast period and historical performance of the reporting unit. For the June 30, 2022 and September 30, 2022 analyses, we utilized weighted-average costs of capital of 11.5% and 12.5% as our discount rate, respectively. Under the market approach, we estimate the fair value based on market multiples of revenue derived from comparable publicly traded companies with operating characteristics similar to our reporting unit. In evaluating the estimates derived by the market-based approach, we make judgments in the selection of the peer group and valuation multiples used as they apply to the reporting unit. After determining the fair value of our reporting unit, we reconciled the fair value of the reporting unit to the Company's market capitalization as of the date of the analysis. As a result of the interim goodwill impairment analyses, our reporting unit was determined to have a carrying value that exceeded its fair value and therefore, non-cash goodwill impairment charges of $612.4 million and $278.7 million were recognized in our condensed consolidated statements of operations for the three months ended June 30, 2022 and September 30, 2022, respectively. Prior to performing the goodwill impairment analyses, we performed quantitative assessments of our indefinite-lived intangible assets as discussed below. In addition, we performed recoverability tests of our long-lived assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets, and determined no impairment was required.
At September 30, 2022, we also performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in a decrease in fair value of approximately $80.1 million. Comparatively, a 50 basis point decrease in the terminal period growth rate assumption would result in a decrease in fair value of approximately $61.8 million.
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
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for impairment annually, in the fourth quarter, or more frequently if a triggering event occurs. As of June 30, 2022 and September 30, 2022, due to the factors discussed above, we performed quantitative assessments of our indefinite-lived intangible assets utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. As of June 30, 2022 and September 30, 2022, we utilized a discount rate of 11.5% and 12.5%, respectively, and a royalty rate of 0.7%. For both analyses, we determined the estimated fair value of the SolarWinds trade name, recorded in connection with the Take Private, was less than its carrying value. As a result, we recorded non-cash impairment charges of $9.4 million and $5.9 million for the three months ended June 30, 2022 and September 30, 2022, respectively, which are included in general and administrative expense in our condensed consolidated statements of operations.
At September 30, 2022, we also performed a sensitivity analysis on the discount rate used in determining the estimated fair value of our indefinite-lived intangible assets. Assuming all other assumptions and inputs used in the analysis are held constant, a 50 basis point increase in the discount rate assumption would result in a decrease in fair value of approximately $2.5 million.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, if any, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $441.7 million and $732.1 million at September 30, 2022 and December 31, 2021, respectively. We also had short-term investments classified as available-for-sale securities of $50.9 million at September 30, 2022. Our cash and cash equivalents consist of bank demand deposits, money market funds and investments with original maturities of three months or less. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2022.
We had total indebtedness with an outstanding principal balance of $1.6 billion at September 30, 2022 and $1.9 billion at December 31, 2021. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates with a 0% floor. As of September 30, 2022 and December 31, 2021, the annual weighted-average rate on borrowings was 5.87% and 2.85%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $16.0 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at September 30, 2022 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.6 billion U.S. dollar term loans as of September 30, 2022, not subject to market pricing.
See Note 7. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, Europe, Canada, South America and Australia. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Australian Dollar against the United States Dollar, or USD. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact of the war in Ukraine, inflation, or changes in interest rates on the global economy. Changes in foreign currency exchange rates have had and could continue to have an adverse impact on our financial results and cash flows.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of September 30, 2022 and December 31, 2021, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three and nine months ended September 30, 2022 and 2021.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
With the exception of the following updated risk factors, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A, under the heading “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2022.
Risks Related to Cybersecurity and the Cyber Incident

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
We are party to lawsuits and the subject of governmental investigations related to the Cyber Incident. In particular, on October 28, 2022, we received a “Wells Notice” from the SEC relating to its investigation into the Cyber Incident and the SEC’s preliminary determination to recommend an enforcement action us in connection with our cybersecurity disclosures and public statements, as well as our internal controls and disclosure controls and procedures. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, and we maintain that our disclosures, public statements, controls and procedures were appropriate and will submit a response to the SEC staff’s position. If the SEC were to authorize an action against us, it could seek an order enjoining us from engaging in future violations of provisions of the federal securities laws subject to the action, imposing civil monetary penalties and providing for other equitable relief within the SEC’s authority. The results of the Wells Notice process and any corresponding enforcement action and the costs, timing and other potential consequences of responding and complying therewith are unknown at this time, and any fines, penalties or other remedies could impact our stock price, ability to obtain financing or the ability to attract or retain key employees. Furthermore, regardless of the outcome of the investigation, the investigation itself has resulted, and may continue to result, in substantial costs, use of resources and diversion of the attention of management and other employees, which could adversely affect our business. Furthermore, publicity surrounding any civil action that may be brought by the SEC, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows. We are currently incurring legal expenses in connection with this matter and anticipate that we will be required to indemnify certain current and former officers with respect thereto, some of which may not be covered by insurance. We cannot predict what impact, if any, these matters may have on our business, financial condition, results of operations and cash flow, though they may be material.
Numerous domestic and foreign governmental authorities are also investigating events related to the Cyber Incident, including how it occurred, the consequences thereof and our response thereto, in addition to inquiries under various data protection and privacy regulations such as the European Union’s General Data Protection Regulation. We have notified the applicable regulators in the European Union and the United States, as well as the impacted individuals where required, with respect to the personal information contained in the email accounts of certain current and former employees and customers to which the threat actor gained access. We may become subject to additional inquiries or investigations with respect to such notices. In addition, we are a party to lawsuits in the U.S. and additional claims may be asserted by or on behalf of customers, stockholders or others seeking monetary damages or other relief. On October 28, 2022, we entered into a binding term sheet to settle the consolidated putative class action lawsuit. The settlement is subject to certain conditions, including the filing of a Stipulation of Settlement, notice to potential class members and final court approval. The remaining lawsuits, as well as the investigations, claims and regulatory compliance efforts are resulting, and are expected to result in the future, in the incurrence of significant costs and expenses (which may not be covered by insurance), the diversion of management’s attention from the operation of our business and a negative impact on employee morale. The resolution of these lawsuits, investigations, claims and regulatory compliance efforts, including providing indemnity to our officers and directors, may result in additional costs and other liabilities, which may not be covered by insurance.
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
Risks Related to Our Organizational Structure
Certain of our current and former directors have relationships with the Lead Sponsors (as defined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the “Annual Report”) which may cause conflicts of interest with respect to our business.
Of our nine directors, three are affiliated with Silver Lake (as defined in the Annual Report). These directors have fiduciary duties to us and, in addition, have duties to the Silver Lake and its affiliated funds, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Silver Lake, whose interests may be adverse to ours in some circumstances. In addition, previously three of our directors were elected to our board of directors (the “Board”) as designees of affiliates of Thoma Bravo (as defined in the Annual Report). As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2022, on October 14, 2022, the three directors who were elected to the Board as designees of affiliates of Thoma Bravo notified the Company of their decision to resign from the Board and its committees, following receipt of a letter from the US Department of Justice alleging that their service on the Board violated Section 8 of the Clayton Antitrust Act. Thoma Bravo informed the Company that, without admitting any violation, Thoma Bravo and the resigning directors chose to resign rather than to contest the allegations. Thoma Bravo retains the right to designate up to three directors pursuant to the Amended and Restated Stockholders’ Agreement, dated as of October 18, 2018, as amended, by and among the Company and certain stockholders named therein. To the extent that Thoma Bravo designates directors to fill the vacancies created by such resignations, such directors may face similar real or apparent conflicts of interest. In addition, any current or future designees of the Lead Sponsors could in the future lead to potential challenges under Section 8 of the Clayton Antitrust Act. If the Department of Justice were to challenge any such director’s service on our Board, such director may be required to resign and/or fines or other penalties could be assessed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
July 1-31, 2022	—	$—	—	$—
August 1-31, 2022	—	—	—	—
September 1-30, 2022	1,300	0.97	—	—
Total	1,300		—
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

SOLARWINDS CORPORATION

Dated:	November 8, 2022	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)