Form 10-K
period 2022-12-31
SolarWinds Corp
filed 2023-02-22
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s aggregate market value of its shares held by non-affiliates was approximately $495.3 million.
On February 14, 2023, 161,971,500 shares of common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•expectations regarding our evolution from monitoring to observability;
•expectations regarding investment in product development and the results of those efforts;
•expectations regarding our selling efforts toward enterprise customers as well as our ability to convert our customers to subscription products;
•expectations regarding the impact of macroeconomic conditions, including the war in Ukraine, geopolitical tensions involving China, inflation, action taken by central banks to counter inflation, rising interest rates, changes in foreign exchange rates, the global COVID-19 pandemic or other geopolitical events globally on our business and financial results;
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

PART I
ITEM 1.     BUSINESS
Overview
SolarWinds is a leading provider of information technology, or IT, management software. Our mission is to help customers accelerate business transformation through simple, powerful and secure solutions designed for today's hybrid IT and multi-cloud environments. We offer full-stack observability solutions designed to give organizations worldwide, regardless of type, size or IT infrastructure complexity, the power to optimize performance, no matter where they are in their digital transformation journeys.
Our business is focused on building products that enable technology professionals and leaders to securely monitor and manage the performance of their IT environments, whether on-premises, in the cloud or in hybrid deployments.
Organizations across industries use technology and software to drive business transformation and competitive differentiation. As organizations deploy and rely on a mix of on-premises, public and private cloud and hybrid IT environments to support their business transformations, they require observability, monitoring and management solutions that work across their increasingly complex environments and provide full, unified visibility into the performance of the entire IT stack.
Our products are designed to monitor and manage networks, systems, databases and applications across on-premises, multi-cloud and hybrid IT environments without the need for customization or professional services. Since the launch of our Network Performance Monitor product in 2001, we have significantly expanded our product offerings and established a leadership position in observability, network, systems, database, application and cloud monitoring markets by delivering simple and compelling value-based solutions. In addition, our IT service management solutions provide complementary cloud-based and on-premise service desk management capabilities.
Our approach has enabled us to market and sell our products directly to network and systems engineers, database administrators, storage administrators, DevOps, SecOps and service desk professionals. These technology professionals have become empowered to influence the selection, and often the purchase, of products needed to rapidly solve the problems they confront.
We continuously engage with technology professionals to understand the challenges they face maintaining high-performing and highly available IT infrastructures - whether they be on-premises, in the cloud, or both. The insights we gain from them, in places like our online community, THWACK, of more than 180,000 registered members, help us to address customers’ needs now, and in the future. The THWACK community not only provides direct connections between our engineers and their end users to understand what they need to solve their biggest problems, but also creates an open forum to hear first-hand the emerging challenges these technology professionals encounter and acts as a valuable sounding board to understand what they think on many topics. Where other vendors prioritize product requirements based on the needs of a small set of large customers, we prioritize the requirements voiced by our user community.
Today, as the problems organizations face deepen in complexity, and the time available to identify and resolve issues shrinks, technology investments have increased in their strategic importance, and we have expanded the customer profiles we serve. In addition to the technology professionals we have directly served since our inception, we increasingly engage with technology and business leaders to help them solve more complicated challenges. We have added an account-based marketing motion in which we recognize there are multiple stakeholders who influence buying decisions, and these customers feel better supported by their ongoing partnerships with SolarWinds. As a result, these customers place their confidence in a vendor capable of supporting their needs across a unified and expandable platform of solutions, rather than an assortment of point products.
We believe our continued transition to a platform-based approach that we call the "SolarWinds Platform" addresses a significant portion of the observability market, which includes IT operations management, network management, IT service management, security analytics, intelligence, response and orchestration and database administration and development tools.
Most of our offerings are purpose-built on the SolarWinds Platform to enable our customers to easily purchase and deploy our products individually or as an integrated offering as their needs evolve. We utilize a cost-efficient, integrated global product development model and have expanded our offerings over time through both organic development and strategic acquisitions.
We have grown while maintaining high levels of operating efficiency. We currently derive our revenue from a combination of subscription revenue from the sale of observability, application performance management and service desk products, and license and maintenance revenue from the sale of our on-premises network, systems, storage and database management perpetual license products. Over time, we intend to grow our subscription revenue by focusing more on selling subscriptions over perpetual licenses, which we call our subscription-first approach.

SolarWinds Corporation was incorporated in the State of Delaware in 2015. On February 5, 2016, we were acquired by affiliates of Silver Lake Group, L.L.C. and Thoma Bravo, LLC in a take-private transaction, or the Take Private. In October 2018, we completed our initial public offering, or IPO, and once again become a publicly traded company.
Execution Core Principles
At the heart of everything we do as a company are five principles that guide our business and help explain why technology professionals and leaders choose our products:
Focus on Technology Professionals and Leaders
We are committed to understanding technology professionals and leaders and the challenges that they face managing the complex, ever-changing demands of business-critical IT environments and the end-user experience they deliver. We have a substantial customer base and community of technology professionals and leaders. We engage with them daily through digital marketing, customer success programs and online communications, including through THWACK, our online community that provides forums to registered members, as well as tools and valuable resources. We also manage several corporate and company-sponsored blogs in which we provide perspectives and information relevant to the IT management market, as well as web-based events designed to train and inform participants about deeper aspects of our products. These resources allow us to ask what a broad sample of technology professionals and leaders need rather than ask or react to a few opinions.
Build Great Products for the Entire Market
Organizations of all sizes have complex IT environments that make managing IT challenging. Our commitment to technology professionals and leaders allows us to deliver products that solve well-understood IT problems with simple, powerful and secure solutions for the entire market, from very small businesses to the largest of global enterprises, regardless of whether their IT is located on-premises, in the public or private cloud, or some combination of all.
We design our products to be easy to access, try, buy, deploy and use. Most of our offerings are built on the SolarWinds Platform, which allows our customers to purchase and implement these products individually, and then add more of these products as needed or buy a combination of these products as an integrated offering. This allows customers to buy what they need when they need it and grow as their needs evolve. Over time, we will offer more and more of our products on the SolarWinds Platform, allowing customers the simplicity of buying additional products than they can today.
Capture Demand Using Cost-Efficient, Mass-Reach Digital Marketing
Over two decades, we have honed our use of digital marketing and online tools to find, communicate with and sell to potential customers of all levels of sophistication with environments of all levels of complexity and size. They are online every day interacting with their peers, learning about new technologies and searching for solutions to their problems. We believe we build credibility and confidence in our products by being present and active in the communities and on the sites that technology professionals and leaders trust.
Selling from the Inside
We remain committed to the importance of selling from the inside. While we are implementing additional methods of selling, we continue to follow a process and metrics-based approach that drives predictability and consistency which has helped us add new customers and grow our relationships with existing customers.
The size and organization of our sales force enables us to reach thousands of technology professionals and leaders each day. We close transactions from the smallest and most simple to our largest and most complex deals efficiently and without the need for a traditional outside sales force, product customization or professional services. Our sales team uses a prescriptive approach designed to manage leads and quickly sell our products under our standardized pricing and contract terms. We believe our selling motion reflects how our customers prefer to do business.
We also recognize that the preferences technology professionals have may not always match those of the senior leadership in their organization, and we address both audiences and sales motions in our growth strategies described below.
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

Growth Strategies
We intend to extend our leadership in IT infrastructure management and observability and grow our market share in adjacent areas, including IT service management and database performance management. The following are key elements of our land, adopt, expand and retain growth strategy designed to reach organizations ranging in size from very small businesses to large enterprises:
Execute our Subscription-First Approach
We will lead with selling subscriptions first across our product portfolios through our on-premises, multi-cloud, and hybrid solutions. This requires continuous engagement with our customers, and the ability to evolve customers forward as new offering capabilities are delivered.
Win New Customers
Our commitment to the value of selling from the inside allows us to win new customers in existing markets where the breadth and strength of our product offerings give us a competitive advantage. Our efficient marketing and sales model and powerful brand recognition and trust among IT professionals enable us to increase our customer base.
Increase Penetration Within Our Existing Customer Base
Many of our customers make an initial purchase to meet an immediate need, such as network, application or database performance monitoring in a small portion of their IT infrastructure, and then subsequently purchase additional products for other use cases or expansion across their organization. We continue to refine our sales effort to expand the sales of our products within organizations, particularly those that have multiple purchasers of our IT management products. For example, an important component of our sales execution strategy is to focus on upsell and cross-sell opportunities when renewing expiring contracts.
Invest in and Grow Partner Channel
Channel partners are integral to the overall success SolarWinds has in delivering an excellent customer experience and supporting and driving growth for our valued global channel partners. We are transforming our strategy, team, solutions and customer experience and increasing our focus on the channel growth and development of our partners.
Continue to Solve Old and New Problems
We intend to continue our focus on innovation and bring new products and tools to market that address the problems that technology professionals ask us to solve. We also intend to continue providing frequent feature releases to our existing products and have moved to a quarterly release model for our on-premises and self-hosted products, and a twice-monthly release model for our SaaS products. We are focused on enhancing the overall integration of our products to improve our value proposition and allow our customers to further benefit from expanding their usage of our products as their needs evolve.
Increase Our International Footprint
We believe a substantial market opportunity exists to increase our international footprint across all of our product lines. In particular, our observability and service desk products, which are currently sold primarily in North America, have strong international expansion potential. We have made significant investments in recent years to increase our sales and marketing operations internationally and expect to continue to invest to grow our international sales and global brand awareness.
Expand into New Markets
We have successfully entered new markets and expanded our product offerings to solve a broader set of challenges for customers. For example, in recent years we broadened our product offerings to address the database, storage, cloud and service desk markets. We intend to further expand into markets where the problems to be solved are well-understood, and our approach provides us with competitive advantages. In addition, as we seek to capture more expansion opportunities within our large customer base and with better visibility within key enterprise accounts, we have also added programs and technologies to support an account-based marketing motion which is designed to allow us to elevate the SolarWinds value proposition and establish a more strategic conversation with critical personas, including those individuals in senior leadership roles and the C‑suite.
Product Portfolio
We offer a broad portfolio of products built to provide full-stack observability as well as securely monitor and manage networks, systems, applications, storage, databases, websites and IT service desks. Our products monitor and manage applications and their supporting infrastructure, via an agent or agentlessly, regardless of whether that infrastructure is located on-premises, in the cloud or in a hybrid model.
Our product development is guided by a development framework that allows us to respond quickly to the market and deliver a broad suite of products designed to solve problems that are commonly understood and shared by our customers. Our core product development principles are:
1.We purpose-build products for technology professionals and leaders.
2.Our roadmaps are guided by a large community of users rather than by a select few large customers.
3.We develop products that are intended to sell themselves and be secure, easy to use, powerful and immediately valuable to users.
4.We design and develop our products to integrate and complement each other while providing a consistent user experience.
As part of our "Secure by Design" framework, we have made adaptations and enhancements to the security of our internal environment, software development processes and deployment of our products, including further hardening the security of our environment and systems, adopting zero-trust and least-privilege access mechanisms, addressing the possible risks associated with third-party applications access and redesigning our automated build process to further increase the security and integrity of our products.
IT Management Portfolio
Targeted at IT Ops, DevOps and SecOps professionals, our products provide monitoring and performance management with deep visibility into applications and the full IT stack, while remaining infrastructure-location agnostic. Our comprehensive, one-stop-shop product portfolio covers the needs of all IT professionals and leaders and their hybrid IT environments:
•Our suite of network management software provides real-time visibility into network utilization and bandwidth as well as the ability to quickly detect, diagnose and resolve network performance problems.
•Our suite of infrastructure management products monitors and analyzes the performance of applications and their supporting infrastructure, including servers, physical, virtual and cloud infrastructure, storage and databases. We also help our customers strengthen their security and compliance posture with our automated network configuration and log and event management products.
•Our suite of application performance management software enables visibility into log data, cloud infrastructure metrics, applications, tracing and digital experiences.
•Our IT service management software provides a robust and easy-to-use comprehensive, ITIL-compliant service desk solution for companies of all sizes. We help our customers manage their employee service challenge needs whether through simple ticketing or a powerful service desk solution, removing the manual burden of managing incoming tickets and tracking technology assets with the products' cutting-edge automation, artificial intelligence and machine learning capabilities.
•Our suite of database performance management software monitors, analyzes, diagnoses, and optimizes database performance and operations for the Microsoft data platform, as well as many other database management system (DBMS) platforms, and traditional, open-source, and cloud-native databases hosted on-premises, in the cloud, and in hybrid models.
•Our security solutions provide Security Information and Event Management (SIEM), access rights management, identity monitoring, server configuration monitoring and patching, and secure gateway and file transfer.
Evolving from Monitoring to Observability
Specialized monitoring solutions will continue to be relevant and needed to support customers' requirements, but to address the growing complexity faced by technology professionals and leaders, we believe that we must evolve and further integrate, and extend, these point products into robust and extensive observability offerings on the SolarWinds Platform. Because of the continually elevated needs of the modern enterprise, and the intensifying complexity of the challenges IT practitioners and leaders face, we believe that the future convergence of our Hybrid Cloud Observability and SolarWinds Observability solutions on the SolarWinds Platform, enriched by our service management offerings, will deliver the solution these audiences have voiced in the input we have gathered from them. The SolarWinds approach to observability goes beyond conventional monitoring to accelerate problem resolution through cross-domain analytics and actionable intelligence, delivering greater visibility, service dependency insight, and operational predictability.
•Hybrid Cloud Observability is a comprehensive, integrated, and full-stack observability solution built to integrate data across the IT ecosystem, including networks, servers, applications and databases.

•SolarWinds Observability delivers unified and comprehensive visibility for cloud-native, custom web applications combining digital experience, application, network, infrastructure, log and database monitoring to help ensure optimal service levels and user satisfaction with key business services.
We have also introduced integrations between our service management and observability offerings to help technology professionals reduce the mean time to detect and the mean time to resolve issues.

Our Customers
As of December 31, 2022, we had over 300,000 customers worldwide. We define customers as individuals or entities that have purchased one or more of our products under a unique customer identification number since our inception for our perpetual license products and individuals or entities that have an active subscription for at least one of our subscription products. Each unique customer identification number constitutes a separate customer regardless of the amount purchased. We may have multiple purchasers of our products within a single organization, each of which may be assigned a unique customer identification number and deemed a separate customer.
Our customers represent organizations ranging in size from very small businesses to large enterprises and span a broad range of industries, including financial services, manufacturers, retailers, educational organizations, and national, federal, state, and local governments. Our approach allows us to both sell to a broad variety of potential customers and close large transactions with customers of significant size.
As the landscape for IT infrastructure and software deployment worldwide rapidly changes to meet businesses’ evolving needs, the performance, speed, availability and security of IT have become critical to business strategy. The job of the technology professionals who deploy and manage these environments, and the IT leaders who are responsible for the performance of both internal and external end-user experiences, is more challenging than ever.

Growing IT Complexity Creates Significant Challenges for Organizations
Together with the increasing complexities of hybrid and distributed workforces, intensifying cyber threats, and the intricacies of modernizing applications and multi-cloud migrations, technology professionals and leaders must balance the realities of budget and resource constraints.
As organizations deploy and rely on a mix of on-premises, public and private cloud and hybrid IT environments to support their business transformations, they require observability, monitoring and management solutions that work across their increasingly complex environments and provide full visibility into the performance of the entire IT stack.
Empowerment of the Technology Professional
The technology professionals charged with managing these complex and business-critical infrastructures are increasingly responsible for making technology choices to help ensure the performance of their IT infrastructure meets the needs of the business. Additionally, the democratization of IT spend has expanded influence in software purchase decisions from only the highest levels of an organization’s IT department to technology professionals, who can offer additional perspectives from that of CIOs or other IT decision-makers. We have found that technology professionals prefer to trial software products in real time to determine if the products meet their needs. They also want the flexibility to select from a range of IT management products to find those best suited to address their specific challenges. In this environment, technology professionals are among the biggest influencers of software-purchasing decisions within their organizations. Further, the technology professionals who have relied on SolarWinds continue to trust us as their careers progress, and we routinely engage with CIOs and other IT leaders who bring us into their organization as they move up in leadership ranks.
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
Marketing and Sales
We market and sell our products directly to technology professionals with a primarily low-touch, high-velocity digital marketing and sales motion that we believe is unique and hard to replicate in the software industry. Our marketing efforts and selling motion allow us to effectively capture demand and maintain high levels of sales productivity at low customer acquisition costs.
We target our marketing efforts and selling motion directly at network, systems, applications, database, DevOps and SecOps professionals and leaders within organizations. We believe this approach provides us with a significant advantage in today’s environment in which purchasing influence and power largely resides with the technology professionals and leaders themselves.
Technology professionals often find our products when they are online searching for a solution to address a specific need and use our full-featured trials to experience our purpose-built, powerful, and easy-to-use products in their environments. These experiences often lead to initial purchases of one or more products and, over time, purchases of additional products and advocacy within both their organizations and their professional networks.
As these technology professionals advance through their careers and rise in seniority to take on IT leadership roles, they routinely engage SolarWinds to either scale up to meet broader sets of challenges for their organizations or to introduce SolarWinds when they move to a new organization.
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
We make broad use of digital marketing tools including search engines, targeted email campaigns, localized websites, virtual events, free IT management tools, display advertising, affiliate marketing, account-based marketing, social media, e‑book distribution, video content, blogging and webcasts.

We also engage both existing and prospective customers using our online community, THWACK. Within THWACK, we provide forums, solutions, tools, webcasts, content and other valuable resources relevant to our market, and our users also generate new content that adds to and expands the breadth of content available. This community is designed to train and inform technology professionals about our products, keep us connected to them and amplify word-of-mouth marketing for our products.
Sales
We refer to our traditional selling motion as “selling from the inside.” This approach is rooted in having our sales organization sell online or over the phone, using a prescriptive approach to managing leads and adhering to standardized pricing and contract terms. We close transactions of all sizes and locations through our selling-from-the-inside approach. We augment this high-velocity motion with a targeted, high-touch enterprise sales team and Customer Success motion that is designed to elevate and drive higher-level strategic conversations and opportunities within targeted customer accounts.
Our sales organization is divided into our dedicated sales team and our retention and maintenance renewal team. Our dedicated sales team focuses exclusively on sales of new products to new and existing customers. Our dedicated sales team receives high-quality leads from our marketing motion and engages with the prospect to close the sale. We adhere to a disciplined, data-driven approach to converting leads quickly and efficiently based on our understanding of the prospect’s specific product demands and the inflection points in the selling process. As we expand and evolve our sales motion, we also intend to grow our partner relationships and routes to market.
Our retention and maintenance renewal team focuses exclusively on renewing our subscription and maintenance agreements with our customers. Our conversations with these customers begin months before the renewal date to support our customers, and we work with them through the renewal process.
Partners
We sell our software through a variety of partners to supplement and complement our direct sales force, expand our global presence, reach various market segments and help us to initiate and fulfill sales orders from state, local and federal governments and those commercial customers that prefer to make purchases through a partner. We contract directly with end customers when we sell our products through channel partners. We have several partners who are proactively creating demand for our products and bringing new opportunities and customers to us. Our partner network includes channel partners, cloud service providers, global systems integrators, technology distributors and value-added resellers and managed service providers. In October 2022, we announced our Transform Partner Program, which provides incentives to drive partner demand, as well as resources to enable partners to position SolarWinds more effectively and efficiently.
Research and Development
Our research and development organization is primarily responsible for the design, development, testing and deployment of new products and improvements to existing products, with a focus on ensuring that our products integrate with and complement one another. Our focus is on building and scaling observability and service management applications and solutions across multiple deployment and operating environments - private, hybrid and multi-cloud, all on a foundation of "Secure by Design".
In our software development process, we work closely with our user community throughout the development process to build what is needed for the problems technology professionals face every day. This includes regularly having a subset of our customers participate in validating that our product use cases and features will solve their problems.
Over more than a decade, we have honed our approach to building a development organization that allows us to build products and enhance existing products quickly and efficiently. Our global development model allows us to source from a large pool of talented resources by participating in multiple labor markets to match the best person for each role. We utilize small scrum teams, each dedicated to specific product modules that follow a standard set of practices to continuously build and test their code. We share our development values across our offices and aim to assign meaningful design and development work to our international locations.
In addition to building organically, we also may introduce new technology through relationships with other technology companies. We believe this will strengthen the overall value proposition of our products in any IT environment.
We believe that we have developed a differentiated development and innovation process that allows us to release new software rapidly, efficiently and with a high level of quality.

Competition
We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in networks, applications, databases, devices, operating systems and deployment environments result in continuously evolving customer requirements. Our competitors and potential competitors include:
•network management and IT vendors such as Cisco Systems, Micro Focus, IBM and BMC Software;
•cloud and application performance monitoring vendors, including Datadog, Dynatrace and New Relic;
•IT service management vendors such as Atlassian, FreshWorks, and ServiceNow; and
•database management vendors including Quest and Redgate.
We believe the principal competitive factors in our market are:
•brand awareness and reputation among technology professionals and leaders, including IT professionals and executives, database administrators (DBAs), DevOps professionals and SecOps professionals;
•product capabilities, including scalability, performance, security and reliability;
•ability to solve problems for companies of all sizes and infrastructure complexities;
•ease of use;
•low total cost of ownership;
•flexible deployment models, including on-premises, in multi-cloud or in a hybrid environment;
•breadth of vendor capabilities and the ease with which customers can expand as their needs evolve;
•strength of sales and marketing efforts; and
•focus on customer success.
We believe that we compete effectively across these factors as our products and marketing efforts have been designed with these criteria as guideposts.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. As of December 31, 2022, we owned approximately 33 issued U.S. patents and 222 issued foreign patents, with expiration dates ranging from October 2026 to April 2038. We have also filed approximately 41 currently pending patent applications, but we cannot guarantee that patents will be issued with respect to our current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
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
Human Capital Management
As of December 31, 2022, we had 2,305 employees fully dedicated to our business, of which 874 were employed in the United States and 1,431 were employed outside of the United States. We strive to be a people-first company and believe we have a positive relationship with our employees, which we continue to nurture and develop. We are not party to any collective bargaining agreement. In certain of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils and/or industry-wide collective bargaining agreements. We are often required to consult and seek the consent or advice of these works’ councils.
Our purpose is to enrich the lives of the people we serve, our employees, customers, shareholders, partners, and communities. Our success is the result of our talented, experienced, and high-performing employees across our organization, including functions such as research and development, sales and marketing, partner success and general and administrative.

We are an equal opportunity employer, committed to inclusion, diversity, and belonging. We seek talent from a wide range of backgrounds and beliefs which help us drive our global company culture and foster our CARE values (Collaborative, Accountable, Ready, and Empathetic). We make employment decisions based on merit, qualifications, and business needs, and without regard to legally protected characteristics or beliefs such as race, color, religion, sex, gender, age, pregnancy, national origin, physical or mental disability, sexual orientation, veteran or military status, citizenship, marital status, or genetic information, or any other any characteristic or belief protected under the applicable law. Our CARE values enable us to build lasting relationships with our communities around the world. We continue to invest heavily in attracting top talent, training and development initiatives and motivating and retaining high potential employees.
Total Rewards
Our total rewards philosophy encompasses comprehensive, equitable, and market-competitive employee offerings that are essential to attracting and retaining diverse talent. Our appreciation, rewards and benefit programs apply to all of our local and global employee populations. Our wellness programs are carefully crafted to offer physical, mental/emotional, and financial support to our employees and their families. We regularly review our programs and encourage employee feedback about what they value most. In addition to specifically tailored packages for each country based on local market practice and the competitive landscape, we also provide a range of globally available support programs such as an employee assistance program, which consists of online support for health engagement and child development support.
People Culture and Operations
Our culture and experience philosophy starts with what we call "Solarian Life and Communities," which encompasses enriching employees’ lives through continuous engagement and proliferating our CARE values across internal and external communities. Our communities span inclusion and belonging, wellness, sustainability, and giving and are all managed by a group of volunteer employees that we call "Culture Connectors." Managed and enabled by our culture and operations team, these Culture Connectors run live events, asynchronous activities and challenges, and open-forum roundtable discussions to ensure all employees are energized and engaged by our culture. Central to this is a rich, transparent, and omnichannel communications strategy that bridges the gap between executives and individual contributors, keeps employees informed on important company developments, and provides centralized places to connect and share with other employees.
People Development
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
Cyber Incident
On December 14, 2020, we announced that we had been the victim of a cyberattack on our Orion Software Platform and internal systems, or the “Cyber Incident.” For further information about the Cyber Incident, see “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cyber Incident” included in Item 7 of Part II of this Annual Report on Form 10-K and Note 17. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
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
Risks Related to Our Technology, Cybersecurity and the Cyber Incident
•Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in compromises or breaches of our and our customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our systems and products and in our customers’ systems, the exploitation of vulnerabilities in our and our customers’ environments, theft or misappropriation of our and our customers’ proprietary and confidential information, interference with our and our customers’ operations, exposure to legal and other liabilities, higher customer, employee and partner attrition, negative impacts to our sales, renewals and upgrade and reputational harm and other serious negative consequences, any or all of which could materially harm our business.
•The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, customer, employee and partner relations, results of operations, financial condition or cash flows.
•As a result of the Cyber Incident, we are party to several lawsuits and are the subject of an ongoing investigation by the SEC, any of which could result in significant costs and expenses, the diversion of management’s attention, a negative impact on employee morale and an adverse effect on our business, reputation, financial condition, results of operations or stock price.
Risks Related to Our Business and Industry
•Our quarterly revenue and operating results may fluctuate in the future.
•If we are unable to capture significant volumes of high-quality sales leads from our digital marketing initiatives, or if we face challenges with our evolving focus in our sales motion to selling products to enterprise customers, our revenue and operating results could be adversely affected.
•If we are unable to sell products to new customers or to sell additional products or upgrades to our existing customers, it could adversely affect our revenue.
•If we fail to manage our solutions evolution, our financial results could be negatively impacted.
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
•Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
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
Risks Related to Our Technology, Cybersecurity and the Cyber Incident
Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in compromises or breaches of our and our customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our systems and products and in our customers’ systems, the exploitation of vulnerabilities in our and our customers’ environments, theft or misappropriation of our and our customers’ proprietary and confidential information, interference with our and our customers’ operations, exposure to legal and other liabilities, higher customer, employee and partner attrition, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business.
We are heavily dependent on our technology infrastructure to operate our business, and our customers rely on our products to help manage and secure their own IT infrastructure and environments, including their and their customers’ confidential information. Despite our implementation of security measures and controls, our systems and those of third parties upon whom we rely are vulnerable to attack from numerous threat actors, including sophisticated nation-state and nation-state-supported actors (including advanced persistent threat intrusions), as well as events which may arise from human error, fraud or malice on the part of employees, contractors or other third parties. Threat actors have been, and may in the future be, able to compromise our security measures or otherwise exploit vulnerabilities in our systems, including vulnerabilities that may arise from, or have been introduced through, the actions, inactions or errors of our employees or contractors or defects in the design or manufacture of our products and systems or the products and systems that we procure from third parties. In doing so, they have been, and may in the future be, able to breach or compromise our IT systems, including those which we use to design, develop, deploy and support our products, and access and misappropriate our, our current or former employees’ and our customers’ proprietary and confidential information, including our software source code, introduce malware, ransomware or vulnerabilities into our products and systems and create system disruptions or shutdowns. By virtue of the role our products play in helping to manage and secure the environments and systems of our customers, attacks on our systems and products can result in similar impacts on our customers’ systems and data.
Moreover, the number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks such as the Cyber Incident, malware, ransomware, viruses, denial of service attacks and phishing and social engineering attacks, continue to evolve at a rapid pace. As a result, we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. We have experienced, and may in the future experience, security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our systems, our products, the proprietary data contained therein, our customers and ultimately, our business. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes, and we may be unable to do so prior to an attack. Likewise, even once a vulnerability has been addressed, for certain of our products, the fix will only be effective once a customer has updated the impacted product with the latest release, and customers that do not install and run the latest supported versions of our products may remain vulnerable to attack. Additionally, we use third-

party service providers to provide some services to us that involve the cloud hosting, storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they could experience operational outages, or various cybersecurity threats, suffer cybersecurity incidents, or other security breaches, which would adversely impact out business.
Cyberattacks, including the Cyber Incident, and other security incidents such as phishing schemes, have resulted, and in the future may result, in numerous risks and adverse consequences to our business, including that (a) our prevention, mitigation and remediation efforts may not be successful or sufficient, (b) our confidential and proprietary information, including our source code, as well as information that related to current or former employees and customers may be accessed, exfiltrated, misappropriated, compromised or corrupted, (c) we incur significant financial, legal, reputational and other harms to our business, including loss of business, decreased sales, severe reputational damage adversely affecting current and prospective customer, employee or vendor relations and investor confidence, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, significant costs for remediation, impairment of our ability to protect our intellectual property, stock price volatility and other significant liabilities, (d) our insurance coverage, including coverage relating to certain security and privacy damages and claim expenses, may not be available or sufficient to compensate for all liabilities we incur related to these matters or that we may face increased costs to obtain and maintain insurance in the future and (e) our steps to secure our internal environment, adapt and enhance our software development and build environments and ensure the security and integrity of the products that we deliver to customers may not be successful or sufficient to protect against future threat actors or cyberattacks. We have incurred and expect to continue to incur significant expenses related to our cybersecurity initiatives.
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
We have expended significant costs and expenses related to the Cyber Incident, including in connection with our investigations and our compliance with applicable laws and regulations in connection with any access to and exfiltration of information related to our current or former employees and customers, and we have expended significant costs in connection with our remediation efforts and our measures to address the damage to our reputation, customer, employee and partner relations and we have and expect to continue to expend significant costs in connection with our Secure by Design and related initiatives. If we are unable to rebuild the trust of our current and prospective customers and partners, negative publicity continues and/or our personnel continue to have to devote significant time to the Cyber Incident, our business, market share, results of operations and financial condition will be negatively affected.
As discussed below, we are party to lawsuits and the subject of governmental investigations related to the Cyber Incident. In addition, as a result of the Cyber Incident and market forces beyond our control, the cost of our cybersecurity insurance has increased, and may in the future continue to increase, and we may not be able to obtain additional or comparable insurance coverage on commercially reasonable terms. In addition, governmental authorities investigating the Cyber Incident may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our software development and related expenses or otherwise require us to alter how we operate our business. Further, any legislative or regulatory changes adopted in reaction to the Cyber Incident could require us to make modifications to the operation of our business that could have an adverse effect and/or increase or accelerate our compliance costs.
While we have concluded our internal investigations relating to the Cyber Incident, the discovery of new or different information regarding the Cyber Incident, including with respect to its scope and impact on our systems, products or customers, could increase our costs and liabilities related to the Cyber Incident and result in further damage to our business, reputation, intellectual property, results of operations and financial condition. In addition, the Cyber Incident has emboldened and in the future may continue to embolden other threat actors to further target our systems, which could result in additional harm to our business, reputation, intellectual property, results of operations and financial conditions. Although we have deployed and expect to continue to deploy significant resources as part of our “Secure by Design” plan, we cannot ensure that our steps to secure our internal environment, improve our software development and build environments and protect the security and integrity of the products that we deliver will be successful or sufficient to protect against future threat actors or cyberattacks or perceived by existing and prospective customers as sufficient to address the harm caused by the Cyber Incident.

As a result of the Cyber Incident, we are party to several lawsuits and are the subject of an ongoing investigation by the SEC, any of which could result in significant costs and expenses, the diversion of management’s attention, a negative impact on employee morale and an adverse effect on our business, reputation, financial condition, results of operations or stock price.
On October 28, 2022, we received a “Wells Notice” from the SEC relating to its investigation into the Cyber Incident and the SEC’s preliminary determination to recommend an enforcement action against us in connection with our cybersecurity disclosures and public statements, as well as our internal controls and disclosure controls and procedures. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, and we maintain that our disclosures, public statements, controls and procedures were appropriate and have responded to the SEC staff’s position. If the SEC were to authorize an action against us, it could seek an order enjoining us from engaging in future violations of provisions of the federal securities laws subject to the action, imposing civil monetary penalties and providing for other equitable relief within the SEC’s authority. The results of the Wells Notice process and any corresponding enforcement action and the costs, timing and other potential consequences of responding and complying therewith are unknown at this time, and any fines, penalties or other remedies could impact our stock price, ability to obtain financing or the ability to attract or retain key employees.
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
We have several pending investigations and inquiries by U.S. regulatory authorities related to the Cyber incident, including the Department of Justice and the SEC. We are also party to lawsuits in the U.S. and additional claims may be asserted by or on behalf of customers, stockholders or others seeking monetary damages or other relief. On October 28, 2022, we entered into a binding term sheet to settle the consolidated putative class action lawsuit. The settlement is subject to certain conditions, including notice to potential class members and final court approval. The remaining derivative lawsuits, as well as the investigations, claims and regulatory compliance efforts are resulting, and are expected to result in the future, in the incurrence of significant costs and expenses (which may not be covered by insurance), the diversion of management’s attention from the operation of our business and a negative impact on employee morale. The resolution or an unfavorable outcome of these lawsuits, investigations, claims and regulatory compliance efforts, including providing indemnity to our officers and directors, may result in additional costs and other liabilities, which may not be covered by insurance, and may have an adverse impact on our business, financial condition and results of operations.
Interruptions or performance problems associated with our internal infrastructure, and its reliance on technologies from third parties, may adversely affect our ability to manage our business and meet reporting obligations.
Currently, we use NetSuite to manage our order management and financial processes, salesforce.com to track our sales and marketing efforts and other third-party vendors to manage online marketing and web services. In addition, we rely on third-party cloud providers, including Microsoft Azure, to provide hosting services for certain business applications and services. We believe the availability of these services is essential to the management of our high-volume, transaction-oriented business model. We also use third-party vendors to manage our equity compensation plans and certain aspects of our financial reporting processes. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time-consuming and costly to qualify and implement these relationships. Therefore, if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality-control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business and produce timely and accurate financial statements would suffer.
Interruptions or performance problems associated with our products, including disruptions at any third-party data centers or public cloud providers upon which we rely, may impair our ability to support our customers.
Our continued growth, including with respect to our transition to a subscription-first approach, depends in part on the ability of our existing and potential customers to access our websites, software or cloud-based products within an acceptable amount of time. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our user traffic increases. If our websites are unavailable or if our customers are unable to access our software or cloud-based products within a reasonable amount of time or at all, our business would be negatively affected. Additionally, our data centers and networks and third-party data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base.
We provide certain of our application performance management and service desk products through third-party data center hosting facilities and cloud providers located in the United States and other countries. While we control the code and applications, we do not have direct control over the underlying infrastructure components and consume infrastructure as a service from both data center and cloud service providers of these facilities. If any of the services provided by the third-party data center hosting facilities or cloud providers fails or becomes unavailable due to extended outages, damage or interruptions, including performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, equipment failures or cybersecurity attacks, or because they are no longer available on commercially reasonable terms or prices, our revenues could be reduced, our reputation could be damaged, we could be exposed to legal liability, expenses could increase, and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business and financial results. In addition, following expiration of the current agreement terms, the owners of the data center facilities and cloud providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruptions in connection with doing so. In addition, if we need to add new data center facilities or cloud providers to increase capacity, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms.
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
•our ability to convert our customers to subscription products;
•changes in our revenue recognition and revenue growth as a result of conversions from maintenance to subscription;
•decline or delay in maintenance or subscription renewals, particularly with respect to our time-based subscription offerings;
•our ability to capture a significant volume of qualified sales leads;
•our ability to convert qualified sales leads into new business sales at acceptable conversion rates;
•the success of our increased selling efforts toward enterprise customers;
•the success of increased investments in our transformation from monitoring to observability;
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
•changes in tax rates in jurisdictions in which we operate; and
•continued uncertainties in the market and our business operations as a result of global macroeconomic conditions.
Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly, and we could face costly securities class action suits or other unanticipated issues.
If we are unable to capture significant volumes of high-quality sales leads from our digital marketing initiatives and account-based marketing, it could adversely affect our revenue growth and operating results.
Our digital marketing program is designed to efficiently and cost-effectively drive a high volume of website traffic and deliver high-quality leads, which are often trials of our products, to our sales teams. We drive website traffic and capture leads through various digital marketing initiatives, including search engine optimization, or SEO, paid media placement, targeted email campaigns, localized websites, social media, e-book distribution, video content, blogging and webcasts. In addition, we have added programs and technologies to support an account-based marketing motion as we seek to capture more expansion opportunities within our large customer base and better visibility within key enterprise accounts. If we fail to drive a sufficient amount of website traffic or capture a sufficient volume of high-quality sales leads from these activities, our revenue may not grow as expected or could decrease. If we devote additional resources to our selling efforts toward enterprise customers at the expense of our digital marketing program, the success of our traditional sales approach may be negatively impacted. In addition, if either our customer success efforts or the efforts of our channel partners fail to generate sufficient sales leads, our revenue may not grow as expected. If these activities are unsuccessful, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue, and could adversely affect our operating results.
Our increased investments in account-based marketing may divert our sales teams' expenses and attention and may not be successful in obtaining large enterprise customers despite the resources we devote to it. In addition, our digital marketing initiatives may be unsuccessful in driving high volumes of website traffic and generating trials of our products, resulting in fewer high-quality sales leads, for a number of reasons. For example, technology professionals and leaders often find our products when they are online searching for a solution to address a specific need. Search engines typically provide two types of search results, algorithmic and purchased listings, and we rely on both. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Our SEO techniques have been developed to work with existing search algorithms used by the major search engines. However, major search engines frequently modify their search algorithms, and such modifications could cause our websites to receive less favorable placements, which could reduce the number of technology professionals who visit our websites. In addition, websites must comply with search engine guidelines and policies that are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indexes. If our websites are displayed less prominently or fail to appear in search result listings in response to search inquiries regarding observability, IT monitoring and management or service management problems through Internet search engines for any reason, our website traffic could significantly decline, requiring us to incur increased marketing expenses to replace this traffic. Any failure to replace this traffic could reduce our revenue.
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
To increase our revenue, we must regularly add new customers, including new customers within existing client organizations, and sell additional products or upgrades, including conversions to our subscription products, to existing customers. Even if we capture a significant volume of leads from our digital marketing activities, we must be able to convert those leads into sales of our products in order to achieve revenue growth.
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
We currently derive our revenue from a combination of subscription revenue from the sale of observability, application performance management and service desk products, and license and maintenance revenue from the sale of our on-premises network, systems, storage and database management perpetual license products. As we continue our evolution from monitoring to observability, we expect our revenue mix to shift to a greater percentage of subscription revenue, resulting in variation in the timing of how and when we recognize revenue. This shift to a subscription model depends on customer choice, and we may not be successful in converting our customers from perpetual licenses to subscription licenses which may lead to customer attrition or slower revenue growth. In addition, as a part of this evolution, we continue to make changes to how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we build and deliver our technology is ineffective, our business could be harmed. Whether our solutions transformation will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, customer acceptance of our observability products, renewal and expansion rates, our ability to further develop and scale our cloud-based infrastructure, our pricing and our costs. If we do not successfully execute this transition, our business and future operating results could be adversely affected.
Our business depends on customers renewing their maintenance or subscription agreements. Any decline in renewal or net retention rates could harm our future operating results.
The significant majority of our revenue is recurring and consists of maintenance revenue and subscription revenue. Our perpetual license products typically include the first year of maintenance as part of the initial price. Our subscription products generally have recurring monthly or annual subscription periods. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial period. Because of the timing of our subscription revenue recognition, any delays in renewals of our subscription products could have a greater impact in the quarter that the renewal is due.
It is difficult to accurately predict long-term customer retention. Our customers’ maintenance renewal rates and subscription net retention rates may decline or fluctuate as a result of a number of factors, such as our customers’ level of satisfaction with our products, the prices of our products, the prices of products and services offered by our competitors, how our products are subjectively evaluated in industry analyst assessments, reductions in our customers’ spending levels or customer perceptions of the Cyber Incident. If our customers do not renew their maintenance or subscription arrangements or if they renew them on less favorable terms, our revenue may decline, and our business will suffer. A substantial portion of our quarterly maintenance and subscription revenue is attributable to agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance or subscription agreements in any one quarter, only a small portion of the decline will be reflected in our revenue recognized in that quarter and the rest will be reflected in our revenue recognized in the following four quarters or more.

Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to customers located outside of the United States, our business is susceptible to risks associated with international operations and global macroeconomic conditions.
We have international operations in the Republic of Ireland, the United Kingdom, Canada, the Czech Republic, Poland, Germany, France, India, the Netherlands, Sweden, Israel, Australia, Japan, South Korea, Turkey, Singapore, the Philippines and the United Arab Emirates and we market and sell our products worldwide. We expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. Our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:
•fluctuations in currency exchange rates (which we hedge only to a limited extent at this time);
•dependence on resellers, distributors and other global channel partners to increase customer acquisition or drive localization efforts;
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
In particular, we operate much of our research and development activities internationally and outsource a portion of the coding and testing of our products and product enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our product development. Unrest in certain countries may pose security risks to our people, our facilities, our systems, our operations and local infrastructure, such as utilities and network services, and the disruption of any or all of them could materially adversely affect our operations and/or financial results. In particular, we outsource to contract development vendors located in Ukraine. As a result of the Russia-Ukraine conflict, we have suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. In addition, the conflict has and may continue to increase our costs, disrupt or delay current or future planned development activities in Ukraine or force us to shift development efforts to resources in other geographies that may not possess the same level of cost efficiencies. Whether in these countries or in others in which we operate, civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could require us to re-balance our geographic concentrations and could have an adverse effect on our operations and financial performance, including through increased costs of compliance, restrictions on our ability to sell into specific regions, higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our business resulting from deteriorating general economic conditions and adverse impacts to the operations and financial condition of our suppliers, partners and customers.
In June 2016, the United Kingdom’s electorate voted in a referendum to voluntarily depart from the European Union, commonly referred to as “Brexit.” On December 24, 2020, the United Kingdom and the European Union entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. The long-term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union, which continue to be negotiated. We have operations in the United Kingdom and the European Union and, as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the Trade and Cooperation Agreement, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the United Kingdom and the European Union, potential conflict between the laws applying in the UK and in Europe and potential material changes to the regulatory regime applicable to our operations in the United Kingdom and/or Europe as a result.
If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results could suffer.
We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers at historic rates.
We operate in a highly competitive, fragmented and evolving industry. Competition in our market is based primarily on brand awareness and reputation; product capabilities, including scalability, performance, security and reliability; ability to solve problems for companies of all sizes and infrastructure complexities; ease of use; total cost of ownership; flexible deployment models, including on-premises, in the cloud or in a hybrid environment; strength of sales and marketing efforts; and focus on customer service. We often compete to sell our products against existing products or systems that our potential customers have already made significant expenditures to install. Many of our current and potential competitors enjoy substantial competitive advantages over us, such as greater brand awareness and substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. Given their larger size, greater resources and existing customer relationships, our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements.
We face competition from IT vendors offering enterprise-wide software frameworks and services and companies in the observability, network, servers, storage, database, cloud and application performance monitoring markets. We also compete with IT equipment vendors and IT operations management product providers, as well as infrastructure providers and their native applications, whose products and services also address observability and IT management requirements for networks, applications, servers, storage, databases and digital experiences. Our principal and potential competitors vary depending on the product we offer and have included and may include large network management and IT vendors such as Cisco Systems, Micro Focus, IBM and BMC Software, companies in the cloud and application performance monitoring market, including Datadog, Dynatrace and New Relic, IT service management vendors such as Atlassian, FreshWorks, and ServiceNow and database management vendors such as Quest and Redgate.
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
Our business requires certain expertise and intellectual capital, particularly within our management team. We rely on our management team in the areas of operations, security, marketing, sales, research and development, support and general and administrative functions. The loss of one or more of our management team could have an adverse effect on our business. We have made significant changes, and may make additional changes in the future, to our senior management team and other key personnel. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business. In addition, we cannot provide assurances that key personnel, including our executive officers, will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future.
For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and products. As we move into new geographic areas, we will need to attract, recruit and retain qualified personnel in those locations. In addition, acquisitions could cause us to lose key personnel of the acquired businesses. The market for qualified personnel is competitive and we may not succeed in retaining and recruiting key personnel or may fail to effectively replace current key personnel who depart with qualified or effective successors. We believe that replacing our key personnel with qualified successors is particularly challenging as we feel that our evolving business model and approach to marketing and selling our products are unique. Any successors that we hire from outside of the company would likely be unfamiliar with our business model and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether, or we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Our effort to retain and develop personnel may also result in significant additional resources and costs, including stock-based compensation expenses, which could adversely affect our profitability. New regulations and volatility or lack of performance in our stock price could also affect the value of our equity awards, which could affect our ability to attract and retain our key employees. In addition, our current and future flexible work policies may not meet the expectations of our employees or prospective employees. Failure to retain or attract key personnel, or if we need to increase our compensation expenses to retain our key personnel, our business, results of operations, financial condition and cash flows could have an adverse effect on our business.
We have experienced growth in recent years, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.
Our business has grown in recent years, which has resulted in increases in our number of employees, both domestically and internationally, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. While we intend to further expand our overall business, customer base, and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business generally and our management of a growing workforce and customer base geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
Our actual operating results may differ significantly from information we may provide in the future regarding our financial outlook.
From time to time, we provide information regarding our financial outlook in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, that represents our management’s estimates as of the date of release. When provided, this information regarding our financial outlook, which includes forward-looking statements, will be based on projections prepared by our management. Neither our independent registered public accounting firm nor any other independent expert or outside party will compile or examine the projections nor, accordingly, will any such person express any opinion or any other form of assurance with respect thereto.
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
Information regarding our financial outlook is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying such information furnished by us will not materialize or will vary significantly from actual results. Accordingly, information that we may provide regarding our financial outlook will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from our financial outlook, and the variations may be material and adverse. In light of the foregoing, investors are urged to consider these factors, not to rely exclusively upon information we may provide regarding our financial outlook in making an investment decision regarding our common stock, and to take such information into consideration only in conjunction with other information included in our filings filed with or furnished to the SEC, including the “Risk Factors” sections in such filings.
Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth under “Risk Factors” in this Annual Report on Form 10-K could result in our actual operating results being different from information we provide regarding our financial outlook, and those differences might be adverse and material.

We depend on the U.S. federal government in certain calendar quarters for a meaningful portion of our on-premises license sales, including maintenance renewals associated with such products, as well as our time-based subscription offerings, and orders from the U.S. federal government are often unpredictable and subject to certain challenges. The delay, disruption or loss of these sales may harm our operating results.
A portion of our on-premises license sales, including maintenance renewals associated with such products, as well as sales of our time-based subscription offerings, are to a number of different departments of the U.S. federal government. In certain calendar quarters, particularly the first and third calendar quarters, this portion may be meaningful. Any factors that cause a decline, delay or disruption in government expenditures generally or government IT expenditures in particular could cause our revenue to grow less rapidly or even to decline. Following the Cyber Incident, our government contracts have received enhanced scrutiny and negative media attention. If we are unable to continue to repair the reputational damage caused by the Cyber Incident and ensure the security of the data we maintain, our ability to maintain our existing and acquire new government contracts may be substantially impacted. Other challenges include, but are not limited to, constraints on the budgetary process, including changes in the policies and priorities of the U.S. federal government, continuing resolutions, adherence to government audit and certification requirements such as FedRAMP, OMB Memo 22-18 and the NIST Secure Software Development Framework, debt ceiling disruptions, deficit-reduction legislation, and any shutdown or default of the U.S. federal government. Furthermore, sales orders from the U.S. federal government tend to be dependent on many factors and thus the timing of the procurement process can be unpredictable. Any sales we expect to make in a quarter may not be made in that quarter or at all, and our operating results for that quarter may therefore be adversely affected.
Our operating margins and cash flows from operations could fluctuate as we make further expenditures to expand our product offerings and sales motion and continue our increased investments in our Secure by Design initiatives and our Customer Success motion.
We have made significant investments in our operations to support additional growth and expand our business, such as hiring new personnel, establishing and broadening our international operations, investing in our research and development as we evolve our solutions from monitoring to observability and acquiring other companies or their assets. We have made substantial investments in recent years to increase our sales and marketing operations in the EMEA and APAC regions and expect to continue to invest to grow our international sales and global brand awareness. In addition, we have made increased investments in our Customer Success motion to support and retain our customers as we adopt a subscription-first approach. We have invested and expect to continue to invest to grow our research and development organization, in particular as part of our evolution of our solutions from monitoring to observability as well as our ongoing initiatives related to our "Secure by Design" framework. All of these investments may not yield increased revenue, and even if they do, the increased revenue may not offset the amount of the investments. We also expect to continue to pursue acquisitions in order to expand our presence in current markets or new markets, many or all of which may increase our operating costs more than our revenue. As a result of any of these factors, our operating income could fluctuate and may continue to decline as a percentage of revenue relative to our prior annual periods.
Our success depends on our ability to maintain a product portfolio that responds to the needs of technology professionals and leaders and the evolving observability, IT management and service management markets.
Our product portfolio has grown from on-premises network management products to broad-based on-premises systems monitoring and management, products for the growing multi-cloud markets and cloud-native SaaS offerings. We offer a broad portfolio of observability, IT management and service management products designed to solve the strategic and day-to-day problems encountered by technology professionals and leaders managing complex IT infrastructure, spanning on-premises, multi-cloud, and hybrid IT environments. We utilize Artificial Intelligence (“AI”) and machine learning in some of our products and we believe this may be a significant and potentially growing element of our business. Our long-term growth depends on our ability to continually enhance and improve our existing products and develop or acquire new products that address the common problems encountered by technology professionals and leaders on a day-to-day basis in evolving observability, IT management and service management markets. The success of any enhancement or new product depends on a number of factors, including its relevance to our existing and potential customers, timely completion and introduction and market acceptance. As with many developing technologies, AI presents risks and challenges that could affect further development, adoption and use, including flawed algorithms, poor quality or incomplete datasets or biased data practices. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. In addition, new products and enhancements that we develop or acquire may not sufficiently address the evolving needs of our existing and potential customers, may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate the amount of revenue necessary to realize returns on our investments in developing or acquiring such products or enhancements. In addition, if our expanded product portfolio, in particular our cloud-native SaaS offerings, do not garner widespread market adoption, or there is a reduction in demand due to a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies or decreases in corporate spending, our financial results could suffer. If our new products and enhancements are not successful for any reason, certain products in our portfolio may become obsolete, less marketable and less competitive, and our business will be harmed.
If we are unable to develop and maintain successful relationships with channel partners, our business, results of operations and financial condition could be harmed.
We have established relationships with certain channel partners to distribute our products and generate sales opportunities, particularly internationally. We believe that continued growth in our business is dependent in part upon identifying, developing, and maintaining strategic relationships with our existing and potential channel partners, such as resellers, managed service providers, or MSPs, and cloud service providers that can drive substantial revenue and provide additional valued-added services to our customers. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our products. In addition, these strategic relationships may disrupt our sales motion and marketing efforts, lengthen our sales cycles, or create conflict within our sales channels, each of which could negatively impact our business. If we fail to identify additional channel partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently distributing and deploying our products, our business, results of operations and financial condition could be harmed. If our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be harmed.
If we fail to develop and maintain our brands cost-effectively, our financial condition and operating results might suffer.
We believe that developing and maintaining awareness and integrity of our brands in a cost-effective manner are important to achieving widespread acceptance of our existing and future products and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as we enter new markets and as competition in our existing markets further intensifies. Successful promotion of our brands will depend on the effectiveness of our marketing efforts and on our ability to provide reliable, secure, and useful products at competitive prices. Any brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brands. We rely on resellers and distributors to some extent in the distribution of our products. We have limited control over these third parties, and actions by these third parties could negatively impact our brand. We also rely on our customer base and community of end users in a variety of ways, including giving us feedback on our products and providing user-based support to our other customers through THWACK, our online community. If poor advice or misinformation regarding our products is spread among users of THWACK, it could adversely affect our reputation, our financial results and our ability to promote and maintain our brands. If we fail to promote and maintain our brands successfully, fail to maintain loyalty among our customers and our end-user community, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract new customers or retain our existing customers and our financial condition and results of operations could be harmed.
Adverse economic conditions, including as a result of the global COVID-19 pandemic and the Russia-Ukraine conflict, may negatively affect our business.
The COVID-19 pandemic has created significant volatility, uncertainty and disruption in the global economy. Additionally, the Russia-Ukraine conflict as well as geopolitical tensions involving China have led to further economic disruptions while the U.S. capital markets experienced and continue to experience extreme volatility and disruption. Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. Any prolonged weakening of the economy in the United States, or other North American, Latin American, or South American countries, EMEA, APAC and of the global economy, increased inflation and actions taken by central banks to counter inflation, rising interest rates, more limited availability of credit, supply chain disruptions, a reduction in business confidence and activity, decreased government spending, armed conflicts, international sanctions, and other difficulties may affect one or more of the sectors or countries in which we sell our products. These global macroeconomic conditions have caused and may continue to cause some of our customers or potential customers to curtail spending generally or IT management spending specifically, and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. These adverse conditions could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.
The extent to which the COVID-19 pandemic, the Russia-Ukraine conflict and increased inflation and interest rates may continue to impact our business, results of operations and financial condition is uncertain and will depend on numerous evolving factors outside of our control that we are not able to accurately predict, including: the duration and scope of the COVID-19 pandemic and the Russia-Ukraine conflict; governmental actions taken in response to the COVID-19 pandemic that restrict or disrupt global economic activity; business failures, reductions in information technology spending, late or missed payments, or delays in purchasing decisions by our customers, their end-customers and our prospective customers, and the resulting impact on demand for our products, our ability to collect payments for our products or our ability to add new customers and retain existing customers; our ability to continue to effectively market, sell and support our products through disruptions to our operations, the operations of our customers and partners and the communities in which our and their employees are located; and risks associated with exposures of our information technology systems to potential cyber interference and disruption of work activities based on availability and performance of internet access in the regions in which our employees reside as a result of a significant portion of our employees being engaged in remote work from their homes.
Any sustained adverse impacts from these and other recent macroeconomic events could have an adverse effect on our business, operating results and financial position.
Acquisitions present many risks that could have an adverse effect on our business and results of operations.
In order to expand our business, we have made several acquisitions and may continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Our past acquisitions and any mergers and acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:
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
Additionally, acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves or require us to incur additional debt under our credit agreement or otherwise. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will experience ownership dilution.
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
The long-term effects of climate change on the global economy and the technology industry in particular are unclear, however there are inherent climate-related risks everywhere business is conducted. Our business operations are subject to interruption by natural disasters, floods, fire, power shortages, pandemics, terrorism, political unrest, cyberattacks, infrastructure disruptions, geopolitical instability, war, the effects of climate change and other events beyond our control. Climate-related events, including the increasing frequency of extreme weather events and their impact on regional short-term systemic failures in the U.S. and elsewhere, have the potential to disrupt our business, our third-party vendors, and/or the business of our customers and their end users, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. If new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws. These costs may be incurred across various levels of our supply chain to comply with new environmental regulations, taxes and penalties, which could cause us to incur increased costs to satisfy service obligations to customers. In addition, we may be subject to increased regulations, reporting requirements and standards, or expectations regarding the environmental impacts of our business, which may result in increased compliance costs, and any untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.
If we fail to integrate our products with a variety of operating systems, software applications, platforms and hardware that are developed by others or ourselves, our products may become less competitive or obsolete and our results of operations would be harmed.
Our products must integrate with a variety of network, cloud, hardware and software platforms, and we need to continuously modify and enhance our products to adapt to changes in hardware, software, cloud, networking, browser and database technologies. We believe a significant component of our value proposition to customers is the ability to optimize and configure our products to integrate with our systems and those of third parties. If we are not able to integrate our products in a meaningful and efficient manner, demand for our products could decrease and our business and results of operations would be harmed.

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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state data protection and breach notification laws. In connection with the Cyber Incident, our investigations revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and customers. We identified all personal information contained in the emails of these accounts and provided notices to the impacted individuals and other parties as appropriate. Such notices may cause additional harm to our reputation and business and may result in a loss of customers or additional investigations, claims and other related costs and expenses. In addition, if we experience another security incident with personal data issue, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any customers whose information was disclosed, which could further harm our reputation and business. Other states and countries have enacted different requirements for protecting personal information collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union (“EU”), the United Kingdom (“UK”) and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our customers, including, but not limited to, the European Union’s General Data Protection Regulation, which came into force in May 2018 and created a range of new compliance obligations, and significantly increased financial penalties for noncompliance and has resulted in significant increased scrutiny of companies who process personal data by European regulators. The GDPR also has an extra territorial effect and so may apply outside of Europe. In addition, in the July 2020 Schrems II case, the Court determined that the E.U.-U.S. Privacy Shield, a mechanism for the transfer of personal data from the European Union to the United States, was invalid and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. On June 4, 2021, the European Commission released the final Implementing Decision on standard contractual clauses (“New SCCs”) for the transfer of personal data from the EU to “third countries,” such as the US. The New SCCs repeal and replace the existing SCCs and address the July 2020 decision on Schrems II. We have duly implemented the New SCCs as part of our Data Processing Addendum. Following Brexit, the UK has also implemented its own data protection regime in the form of the UK GDPR and Data Protection Act 2018. While currently similar to the GDPR which applies in Europe, the UK government has stated that it intends to revise its data protection laws, and any such revisions are rapidly evolving. In March 2022, the International Data Transfer Agreement (“IDTA”), the international data transfer addendum to the European Commission’s standard contractual clauses for international data transactions, was brought into force by the UK. The IDTA safeguards data related to UK data subjects when that is transferred to third countries. In addition, many other countries have, or are developing, laws regulating the processing of personal data. Additionally, our products use artificial intelligence and/or machine learning and these technologies are increasingly subject to the attention of regulators. This may result in laws, directives or regulations that restrict our ability to develop products in this space or hinder our ability to sell our existing products.
Failure to comply with any of the laws concerning privacy, data protection and information security could result in enforcement action against us, including fines, the suspension of data flows from one jurisdiction to another, public reprimands, imprisonment of company officials and public censure, claims for damages by end customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end customers and prospective end customers), any of which could have a material adverse effect on our operations, financial performance and business. In addition, we could suffer adverse publicity and loss of customer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability because of the Cyber Incident or other security incidents. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time or suspend data flows as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in connection with the Cyber Incident or another security incident may result in significant costs.
Additionally, our business efficiencies and economies of scale depend on generally uniform product offerings and uniform treatment of customers across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose added costs on our business and can increase liability for compliance deficiencies. Finally, the regulatory framework for the protection of personal data differs from jurisdiction to jurisdiction. Given the speed with which this area is developing internationally and the lack of global harmonization with regard to data protection laws, there is a risk that compliance with one data protection regime may lead to noncompliance with another, which could lead to regulatory scrutiny, litigation, enforcement action, fines or damages awards, and reputational harm to our business.
We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Certain of our products are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These regulations may limit the export of our products and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, entities or end uses. Recently, the United States and other nations have imposed certain economic and other sanctions on Russia for aggression in Ukraine and will likely impose additional sanctions on Russia that may further impact our ability in the future to continue to generate revenues in these regions or with customers who may be otherwise impacted by the sanctions. Also recently, the United States implemented restrictions on exports of certain technologies to China that might be used in the manufacture of semiconductor chips, and may seek to implement more protective trade measures in the future including new tariffs or more restrictive trade barriers, any of which could have an adverse impact on our business and financial results.
In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation and importation of our products and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a curtailment or denial of our ability to export our products or provide services. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions may delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons, entities or end uses altogether, which could adversely affect our business, financial condition and results of operations.
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
As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. In addition to data privacy and security laws and regulations, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services and product offerings, which could harm our business and operating results. The technology industry is also subject to intense media, political, and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies including laws relating to AI and machine learning. If such laws or regulations are enacted, they could have impacts on us, even if they are not intended to affect our company. Any changes in laws or regulations could require us to change our products and services or alter our business operations, which could harm our business.
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
As of December 31, 2022, we had approximately 33 issued U.S. patents and have also filed patent applications, but patents may not be issued with respect to these applications. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.
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
Our use of open-source software could negatively affect our ability to sell our products and subject us to possible litigation.
Some of our products incorporate open-source software, and we intend to continue to use open-source software in the future. Some terms of certain open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to monetize our products. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source software license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license to continue offering the software or cease offering the implicated services unless and until we can re-engineer them to avoid infringement or violation. This re-engineering process could require significant additional research and development resources, and we may not be willing to entertain the cost associated with updating the software or be able to complete it successfully. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software and, thus, may contain security vulnerabilities or infringing or broken code. Additionally, if we utilize open-source licenses that require us to contribute to open-source projects, this software code is publicly available; and our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely. We may be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and if not addressed, could have a negative effect on our business, operating results and financial condition.
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
As of December 31, 2022, our total indebtedness was $1.2 billion and we had $130 million available for additional borrowing under our credit facilities. Our net interest expense during the years ended December 31, 2022, 2021 and 2020 was approximately $83.4 million, $64.5 million and $75.9 million, respectively.
Our substantial indebtedness incurred under the credit agreement could have important consequences, including:
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
•exposing us to the risk of increased interest rates as borrowings under the credit agreement are subject to variable rates of interest; and
•limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes.
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
The credit agreement governing our credit facilities contain various covenants that are operative so long as our credit facilities remain outstanding. The covenants, among other things, limit our and certain of our subsidiaries’ abilities to:
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
•change our fiscal year; and
•change our lines of business.
Our credit agreement also contains numerous affirmative covenants, including a financial covenant which requires that, at the end of each fiscal quarter, for so long as the aggregate principal amount of borrowings under our revolving credit facility exceeds 35% of the aggregate commitments under the revolving credit facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. A breach of this financial covenant will not result in a default or event of default under the term loan facility under our first lien credit agreement unless and until the lenders under our revolving credit facility have terminated the commitments under the revolving credit facility and declared the borrowings under the revolving credit facility due and payable.
Our ability to comply with the covenants and restrictions contained in the credit agreement governing our credit facilities may be affected by economic, financial and industry conditions beyond our control. The restrictions in the credit agreement governing our credit facilities may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. Even if our credit agreement is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.
The credit agreement includes customary events of default, including, among others, failure to pay principal, interest or other amounts; material inaccuracy of representations and warranties; violation of covenants; specified cross-default and cross-acceleration to other material indebtedness; certain bankruptcy and insolvency events; certain ERISA events; certain undischarged judgments; material invalidity of guarantees or grant of security interest; and change of control. Any default that is not cured or waived could result in the termination of our credit agreement or an acceleration of the obligations under the credit agreement. Any such default would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In addition, such a default or acceleration may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If we are unable to repay our indebtedness, lenders having secured obligations, such as the lenders under our credit facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under our credit facilities and may not be able to repay the amounts due under our credit facilities. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.
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
Borrowings under our credit facilities are subject to variable rates of interest and expose us to interest rate risk. Borrowings outstanding under our credit agreement currently bears interest at variable rates equal to applicable margins plus specified base rates or Secured Overnight Financing Rate, or SOFR, with a 0% floor. The Company may also elect to convert our borrowings at a specified base rate.
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
Risks Related to Accounting and Taxation
Failure to maintain proper and effective internal controls could have a material adverse effect on our business, operating results and stock price.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Any changes to these existing tax laws could adversely affect our domestic and international business operations, and our business and financial performance, including provisions of the Inflation Reduction Act of 2022. Additionally, these events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our product and maintenance prices to offset the costs of these changes, existing customers may elect not to renew their maintenance arrangements and potential customers may elect not to purchase our products. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

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
We are subject to tax and related obligations in various federal, state, local and foreign jurisdictions in which we operate or do business. The taxing rules of the various jurisdictions in which we operate or do business are often complex and subject to differing interpretations. Tax authorities could challenge our tax positions we historically have taken, or intend to take in the future, or may audit the tax filings we have made and assess additional taxes. Tax authorities may also assess taxes in jurisdictions where we have not made tax filings. Any assessments incurred could be material and may also involve the imposition of substantial penalties and interest. Significant judgment is required in evaluating our tax positions and in establishing appropriate reserves, and the resolutions of our tax positions are unpredictable. The payment of additional taxes, penalties or interest resulting from any assessments could adversely impact our business and financial performance.
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
•general macroeconomic conditions and trends, including market impacts related to the war in Ukraine, geopolitical tensions in China, inflation, changes in interest rates and the COVID-19 pandemic;
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
As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the NYSE, with which we were not required to comply as a private company. As a public company, complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses as compared to when we were a private company. For example, as a public company, we have had to institute a more comprehensive compliance function, comply with rules promulgated by the NYSE, prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws, maintain effective disclosure controls and procedures and internal controls for financial reporting, establish new internal policies, such as those relating to insider trading, and involve and retain to a greater degree outside counsel and accountants in the above activities. In addition, being a public company subject to these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers as compared to when we were a private company.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2022, we had 161,931,649 shares of common stock outstanding.
In addition, as of December 31, 2022, there were 266,193 shares of common stock subject to outstanding options, 10,244,903 shares of common stock to be issued upon the vesting of outstanding restricted stock units and 1,513,574 shares of common stock to be issued upon the vesting of outstanding performance stock units. We have registered all of the shares of common stock issuable upon the exercise of outstanding options, upon the vesting of outstanding restricted stock units and performance stock units and upon exercise of settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to compliance with applicable securities laws.
Furthermore, holders of approximately 119 million shares of our common stock have certain rights with respect to the registration of such shares (and any additional shares acquired by such holders in the future) under the Securities Act.
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
The Sponsors beneficially owned in the aggregate 68.9% of our common stock as of December 31, 2022. The Sponsors have entered into a stockholders’ agreement whereby they each agreed, among other things, to vote the shares each beneficially owns in favor of the director nominees designated by Silver Lake and Thoma Bravo, respectively. As a result, Silver Lake and Thoma Bravo could exert significant influence over our operations and business strategy and would together have sufficient voting power to effectively control the outcome of matters requiring stockholder approval. These matters may include:
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
Certain of our current and former directors have relationships with the Lead Sponsors which may cause conflicts of interest with respect to our business.
Of our nine directors, three are affiliated with Silver Lake. These directors have fiduciary duties to us and, in addition, have duties to Silver Lake and its affiliated funds, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Silver Lake, whose interests may be adverse to ours in some circumstances. In addition, previously three of our directors were elected to our Board as designees of affiliates of Thoma Bravo. As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2022, on October 14, 2022, the three directors who were elected to the Board as designees of affiliates of Thoma Bravo notified the Company of their decision to resign from the Board and its committees, following receipt of a letter from the US Department of Justice alleging that their service on the Board violated Section 8 of the Clayton Antitrust Act. Thoma Bravo informed the Company that, without admitting any violation, Thoma Bravo and the resigning directors chose to resign rather than to contest the allegations. Thoma Bravo retains the right to designate up to three directors pursuant to the Amended and Restated

Stockholders’ Agreement, dated as of October 18, 2018, as amended, by and among the Company and certain stockholders named therein. To the extent that Thoma Bravo designates directors to fill the vacancies created by such resignations, such directors may face similar real or apparent conflicts of interest. In addition, any current or future designees of the Lead Sponsors could in the future face potential challenges under Section 8 of the Clayton Antitrust Act.
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
We received opinions of tax counsel and tax advisors regarding qualification of the Separation, together with certain related transactions, as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and/or 355 of the Code. These opinions are based upon and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us and N-able, including those relating to the past and future conduct. If any of these representations, statements or undertakings are, or become, incomplete or inaccurate, or if we or N-able breaches any of the respective covenants in any of the Separation-related agreements, the opinion of tax counsel and tax advisors could be invalid, and the conclusions reached therein could be jeopardized.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease our offices and do not own any real estate. Our corporate headquarters is located in Austin, Texas and currently consists of approximately 348,000 square feet. We also lease office space domestically and internationally in various locations for our operations, including facilities located in Cork, Ireland; Manila, Philippines; Brno, Czech Republic; Krakow, Poland; and Charlotte, North Carolina.
We believe our current facilities will be adequate for the foreseeable future. If we require additional or substitute space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
For a description of the lawsuits and government investigations or inquiries related to the Cyber Incident, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17. Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which description is incorporated herein by reference.
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
On February 17, 2023, the last reported sales price of our common stock on the NYSE was $8.92 per share and, as of February 14, 2023, there were 42 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
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
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the period between October 19, 2018 (the date of our IPO) and December 31, 2022, with the cumulative total return of (i) the Russell 2000 Index, (ii) the S&P 500 Information Technology Index (the "Industry Index"), (iii) the Russell Midcap Index and (iv) the Nasdaq Computer Index.
In 2022, we replaced the Russell Midcap Index and Nasdaq Computer Index with the Russell 2000 Index and the S&P 500 Information Technology Index, respectively. Our common stock is included as part of the Russell 2000 Index and the market capitalization profile is more comparable to that of the Company, and the S&P 500 Information Technology Index better aligns with the technology sector of our current business.
In this transition year, the graph assumes the investment of $100 at market close on October 19, 2018 in our common stock, the Russell 2000 Index and the S&P 500 Information Technology Index, along with the previously used indices of the Russell Midcap Index and Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. We will not include the previously used indices in our stock performance graph going forward. Note that historic stock price performance is not necessarily indicative of future stock price performance.
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

$300
$200
$100
$—
Index Value
19-Oct-2018
31-Dec-2018
31-Dec-2019
31-Dec-2020
31-Dec-2021
31-Dec-2022
Period Ending
SolarWinds Corporation (SWI)
Russell 2000 Index
Russell Midcap Index
S&P 500 Information Technology Index
Nasdaq Computer Index

Issuer Purchases of Securities
During the fourth quarter of the fiscal year covered by this report, the Company repurchased shares of its common stock as follows.

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
October 1-31, 2022	300	$0.54	—	$—
November 1-30, 2022	1,500	4.20	—	—
December 1-31, 2022	600	1.12	—	—
Total	2,400		—
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
Overview
SolarWinds is a leading provider of simple, powerful, and secure information technology, or IT, management and observability software. Our solutions are designed to give organizations worldwide, regardless of type, size, or complexity, the power to optimize performance of their hybrid IT environments, no matter where they are in their digital transformation journeys.
We offer a broad portfolio of solutions designed to help technology professionals and leaders to monitor, manage and optimize networks, systems, databases and applications across on-premises, multi-cloud and hybrid IT infrastructures. Most of our offerings are purpose-built on the SolarWinds Platform to enable our customers to easily purchase and deploy our products individually or as an integrated offering as their needs evolve. We utilize a cost-efficient, integrated global product development model and have expanded our offerings over time through both organic development and strategic acquisitions. We intend to continue to innovate and invest in areas of product development to bring new products to market and enhance the functionality, ease of use, and integration of our current products. Over time, we intend to grow our subscription revenue by focusing more on selling subscriptions over perpetual licenses, which we call our subscription-first approach.
On February 5, 2016, we were acquired by affiliates of Silver Lake Group, L.L.C. and Thoma Bravo, LLC in a take private transaction, or the Take Private. We applied purchase accounting on the date of the Take Private. In October 2018, we completed our initial public offering, or IPO, and once again become a publicly traded company.
Impacts of Macroeconomic Conditions
As a global company, we are subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the conflict between Russia and Ukraine and resulting sanctions and other actions against Russia and Belarus, as well as geopolitical tensions involving China, the COVID-19 pandemic, market conditions related to inflation and action taken by central banks to counter inflation, fluctuating foreign currency exchange rates, changes in interest rates and supply chain disruption issues. During the second quarter of 2022, we suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. Foreign currency exchange rate fluctuations during the year negatively impacted our revenues and may continue to impact our revenues in 2023. In addition, in 2022, rising interest rates increased our borrowing expense under our credit agreement, and if rates continue to rise in 2023, our borrowing costs may continue to increase in 2023. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events may continue to negatively impact our results of operation. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
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
Expenses
Expenses incurred related to the Cyber Incident include one-time costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services, and consulting services provided to customers at no charge, all of which were expensed as incurred. See Note 17. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding expenses incurred related to the Cyber Incident.

Our “Secure by Design” initiatives, which include costs to enhance our security measures across our systems and our software development and build environments, continue to be included in our ongoing research and development expense, as well as general and administrative expense.
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to several lawsuits and investigations or inquiries as described in Part I, Item 1A. Risk Factors – Risks Related to Our Technology, Cybersecurity and the Cyber Incident and Note 17. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Future Costs
We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods. We expect to recognize these expenses as services are received. Costs related to the Cyber Incident that will be incurred in future periods may include expenses associated with ongoing claims, investigations and inquiries, and any new claims, investigations and inquiries. See Note 17. Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for information related to the legal proceedings and governmental investigations related to the Cyber Incident. While we will incur costs and other expenses associated with these proceedings and investigations, other than with respect to the liability we have recorded related to the proposed settlement of the consolidated putative class action lawsuit, it is currently not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the fact that alleged damages have not been specified and the lack of resolution on significant factual and legal issues.
We also expect to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements. In addition, in connection with the Separation (as defined below), we entered into a separation and distribution agreement and related agreements with N-able to govern the Separation and related transactions. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The ultimate magnitude and timing of expenses or other impacts to our business or reputation related to the Cyber Incident are uncertain.
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2022. We have received the full $15 million of cybersecurity insurance proceeds payments for costs incurred related to the Cyber Incident.
In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident such as the securities class action settlement. As of December 31, 2022, we recorded a loss recovery asset of $30.2 million for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our consolidated balance sheet.
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
We incurred $31.6 million of costs in connection with the Separation, or “spin-off costs,” during the year ended December 31, 2021, which are primarily reflected in our consolidated statements of operations as discontinued operations. Spin-off costs included in continuing operations were $4.4 million for the year ended December 31, 2021. We incurred insignificant spin-off costs for the year ended December 31, 2022.
See Note 3. Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion of the Separation.

Business Highlights
During 2022, we continued our evolution from monitoring to observability solutions with the introduction of two new subscription-based solutions. In April 2022, we released SolarWinds Hybrid Cloud Observability, a comprehensive, integrated, and full-stack observability solution with enhanced anomaly detection capabilities powered by artificial intelligence and machine learning.
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
Below are our key business highlights from continuing operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Customers
Our approach allows us to both sell to a broad group of potential customers and close large transactions with significant customers. As of December 31, 2022, we had over 300,000 customers. While some customers may spend as little as $100 with us over a twelve-month period, we had 889 customers who spent more than $100,000 with us for the year ended December 31, 2022 as compared to 829 for the year ended December 31, 2021, as adjusted to exclude customers of the N-able business.
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
Beginning in the quarter ended December 31, 2022, we revised the methodology used to calculate Total ARR. In calculating Total ARR, we now only recognize the impact of any price increases upon renewal of the expiring maintenance contracts rather than upon enactment of such price increases. We believe this change in methodology better represents the current value of our maintenance contracts and better aligns our definition with comparable companies.
Total ARR for the prior year ended December 31, 2021 presented below has been recalculated to conform to the current calculation method. The change in calculation method reduced our previously reported Total ARR, as of December 31, 2021, by $7.8 million. There have been no changes in the calculation method for Subscription ARR.

	As of December 31,		Year-over-Year Growth
	2022	2021

	(in thousands, except percentages)
Subscription ARR(1)	$174,508	$134,667	29.6%
Total ARR(2)	635,900	622,785	2.1%
_______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period.
The growth in Subscription ARR was primarily driven by sales of our time-based subscription offerings as a result of customers transitioning to our subscription products and pricing models including our SolarWinds Hybrid Cloud Observability solution, as well as sales of our service desk and database monitoring solutions. Total ARR increased primarily due to the growth in Subscription ARR, partially offset by the decline in the annualized value of maintenance contracts as a result of lower new perpetual license sales and the impact of customers transitioning to our subscription offerings, along with the effect of the weakening of most foreign currencies relative to the U.S. dollar.

Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.
•Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.
•Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings and our time-based subscription offerings. We recognize revenue for SaaS offerings, including our SolarWinds Observability solution, ratably over the subscription term once the service is made available to the customer or when we have the right to invoice services performed. We also offer time-based subscription offerings for our SolarWinds Hybrid Cloud Observability solution along with many of our products historically sold as perpetual licenses, such as our network, systems and database management products, to give customers additional flexibility when purchasing our products. The time-based subscription offerings are recognized at a point in time upon delivery of the on-premise software and support is recognized ratably over the contract period. We generally invoice subscription agreements in advance over the subscription period on either a monthly or annual basis and to a lesser extent, monthly based on usage. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products.
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
Our continued efforts to increase sales of our subscription offerings as part of our subscription-first approach has impacted the mix of license and recurring revenue. As we introduce new subscription offerings and incentivize our sales teams to focus on more subscription sales, we expect a continued shift in our revenue mix in each quarter as existing customers transition to, and new customers purchase, our subscription offerings. However, due to uncertainty regarding the level of customer adoption of our subscription offerings, the timing and impact of this transition are difficult to predict at this time. While we encourage customers to transition to our subscription offerings, we do not require them to transition and plan to continue to sell perpetual licenses and renew maintenance services for our network, systems and database management products. Our license sales and maintenance renewals may decline or fluctuate in future periods as customers transition to our subscription offerings.
Cost of Revenue
•Cost of Recurring Revenue. Cost of recurring revenue primarily consists of technical support personnel costs, public cloud infrastructure and hosting fees, amortization of capitalized development costs related to our hosted solutions and an allocation of overhead costs for our subscription offerings and maintenance services. Allocated costs consist of certain facilities, depreciation, benefits and IT costs allocated based on headcount. We expect our public cloud infrastructure and hosting fees and amortization of capitalized development costs to increase as we expand our subscription-based offerings.
•Amortization of Acquired Technologies. Amortization of acquired technologies consists of amortization related to capitalized costs of technologies acquired, including those acquired in connection with the Take Private.
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles and goodwill impairment charges. Generally, personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of December 31, 2022 was 2,305, as compared to 2,147 as of December 31, 2021.

While we are focused on disciplined expense management, we expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business, including continued product development and increasing our selling efforts toward enterprise customers. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any future acquisitions and any further decisions to increase our investment in our business. In addition, the Separation of the N‑able business resulted in dis-synergies associated with increased overhead costs and duplicate hiring for 2021. Our stock-based compensation expense has increased due to equity awards granted to our employees and directors. We intend to continue to grant equity awards which will result in additional stock-based compensation expense in future periods. Our travel costs also increased during the year ended December 31, 2022 as our employees resumed business travel activities.
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
•Research and Development. Research and development expenses primarily consist of related personnel costs for our product development employees and executives and, to a lesser extent, contractor fees. We expect to continue to grow our research and development organization, particularly internationally. We capitalize certain research and development costs related to developing new functionality for our solutions that are hosted and accessed by our customers on a subscription basis, which may cause our research and development expense to fluctuate from period to period.
•General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring costs, acquisition costs, certain Cyber Incident costs, professional fees, certain non-cash impairment charges and other general corporate expenses. The Cyber Incident has resulted in increased general and administrative expenses which we expect to continue in 2023 and beyond, although expenses may fluctuate from period to period depending on the timing of related activities.
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
Other Income (Expense)
Other income (expense) primarily consists of interest expense, interest income, gains (losses) resulting from changes in exchange rates on foreign currency denominated accounts and losses on extinguishment of debt. The interest expense on our debt has increased due to increases in interest rates. Despite the reduction in our debt balance during the year ended December 31, 2022, we expect our interest expense may continue to increase as a result of the increase in applicable margins resulting from the refinancing of our debt in November 2022, as well as anticipated interest rate increases since the borrowings outstanding under our credit agreement currently bear interest at variable rates.
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

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$167,676	23.3%	$124,601	17.3%	$43,075
Maintenance	458,901	63.8	479,415	66.7	(20,514)
Total recurring revenue	626,577	87.1	604,016	84.1	22,561
License	92,790	12.9	114,616	15.9	(21,826)
Total revenue	$719,367	100.0%	$718,632	100.0%	$735
Total revenue increased $0.7 million, or 0.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in subscription revenue, partially offset by decreases in license and maintenance revenue as we continue to transition to a subscription model. Revenue from North America was approximately 69% of total revenue for both the years ended December 31, 2022 and 2021. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts.
Macroeconomic conditions, such as foreign currency exchange rate fluctuations, inflation, changes in interest rates and supply chain disruption issues, as well as the Cyber Incident have negatively impacted revenue, profitability and cash flows and may continue to do so for 2023 and beyond. The weakening of most foreign currencies relative to the U.S. dollar had an estimated negative impact of approximately $13.7 million on our total revenue for the year ended December 31, 2022. The estimated foreign currency impact is calculated using the monthly average foreign currency exchange rates in the prior year and applying those rates to our foreign-denominated revenue in the corresponding monthly periods in the twelve months ended December 31, 2022. In addition, certain of our customers have, and others may, defer renewals or cancel subscriptions which has had, and could in the future have, a negative impact on our revenue. However, despite the impact of macroeconomic conditions and the Cyber Incident, our maintenance renewal rate for the trailing twelve-month period ended December 31, 2022 was 93%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $43.1 million, or 34.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model, in addition to subscription sales to new customers consistent with our subscription-first approach. Our subscription revenue increased as a percentage of our total revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve-Months Ended December 31,
	2022	2021

Net retention rate(1)	95%	96%
_______
(1)Net retention rate for subscription products represents the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of the calculation for that same customer base.
Maintenance Revenue. Maintenance revenue decreased $20.5 million, or 4.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the impact on maintenance revenue from decreased sales of our licensed products, customers transitioning to our subscription offerings, the effect of the weakening of most foreign currencies relative to the U.S. dollar and the continuing impact of the decline in our maintenance renewal rate due to the Cyber Incident in prior periods.

Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve-Months Ended December 31,
	2022	2021

Maintenance renewal rate(1)	93%	88%
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
License Revenue
License revenue decreased $21.8 million, or 19.0%, primarily due to an increase in subscription sales of our network, systems and database management products that have historically been sold only as perpetual licenses and the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$67,848	9.4%	$67,043	9.3%	$805
Amortization of acquired technologies	28,135	3.9	159,973	22.3	(131,838)
Total cost of revenue	$95,983	13.3%	$227,016	31.6%	$(131,033)
Total cost of revenue decreased in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a decrease in amortization of acquired technologies resulting from certain intangible assets acquired in connection with the Take Private being fully amortized during the period. Cost of recurring revenue increased slightly due to increases in public cloud infrastructure and hosting fees related to our subscription products of $2.2 million, amortization of capitalized development costs of $0.9 million and contract services of $0.9 million. These increases were partially offset by decreases in costs related to the Cyber Incident of $2.0 million and personnel costs of $1.6 million.
Operating Expenses

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$257,746	35.8%	$236,383	32.9%	$21,363
Research and development	92,330	12.8	101,813	14.2	(9,483)
General and administrative	149,461	20.8	130,977	18.2	18,484
Amortization of acquired intangibles	52,325	7.3	55,314	7.7	(2,989)
Goodwill impairment	891,101	123.9%	—	—%	891,101
Total operating expenses	$1,442,963	200.6%	$524,487	73.0%	$918,476
Sales and Marketing. Sales and marketing expenses increased $21.4 million, or 9.0%, primarily due to increases in personnel costs of $16.8 million, consulting and contract services of $3.0 million and travel costs of $2.3 million. These increases were partially offset by a decrease in Cyber Incident public relation costs of $1.5 million. We have increased our sales and marketing employee headcount as we continued to expand our international sales teams and focus on enterprise customers. We expect to continue to expand our international sales teams while maintaining discipline in our expense management.
Research and Development. Research and development expenses decreased $9.5 million, or 9.3%, primarily due to a decrease in personnel costs of $18.7 million, partially offset by increases in contract services of $6.5 million and costs for subscriptions used in the development of our offerings of $2.1 million. The decrease in personnel costs was primarily due to an increase in employee turnover, as well as a $7.1 million increase in capitalized employee costs primarily related to our work on our Observability platform.
General and Administrative. General and administrative expenses increased $18.5 million, or 14.1%, primarily due to a $15.2 million non-cash impairment charge recognized during the period related to the SolarWinds trade name originally recorded in connection with the Take Private. The increase in general and administrative expenses also includes a $10.8 million increase in personnel costs, which includes an $8.8 million increase in stock-based compensation expense, in addition to an increase in directors and officers liability and cybersecurity insurance costs and professional fees of $3.0 million and certain debt refinancing costs of $1.7 million. These increases were partially offset by decreases in restructuring costs primarily related to the closure of certain office locations of $4.8 million, spin-off costs in connection with the Separation of $3.6 million and costs related to the Cyber Incident of $3.3 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $3.0 million, or 5.4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to certain acquired intangibles being fully amortized during the period and the impact of changes in foreign currency exchange rates.
Goodwill Impairment. As a result of the interim goodwill impairment analyses performed as of June 30 and September 30, 2022, we recognized $891.1 million in non-cash goodwill impairment charges. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.
Interest Expense, Net

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(83,374)	(11.6)%	$(64,522)	(9.0)%	$(18,852)
Interest expense, net increased by $18.9 million, or 29.2%, in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in interest expense was primarily due to increases in interest rates on our debt. The weighted-average effective interest rate on our debt during the year ended December 31, 2022 was 4.6% compared to 2.9% for the year ended December 31, 2021. See Note 11. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
Other Income (Expense), Net

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(5,074)	(0.7)%	$454	0.1%	$(5,528)
Other income (expense), net decreased by $5.5 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to losses on extinguishment of debt of $3.8 million, along with the impact of changes in exchange rates on foreign currency denominated accounts. See Note 11. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt transactions.

Income Tax Expense (Benefit)

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Loss before income taxes	$(908,027)	(126.2)%	$(96,939)	(13.5)%	$(811,088)
Income tax expense (benefit)	21,386	3.0	(32,469)	(4.5)	53,855
Effective tax rate	(2.4)%		33.5%		(35.9)%
Our income tax expense for the year ended December 31, 2022 was $21.4 million as compared to an income tax benefit of $32.5 million for the year ended December 31, 2021. The change in the effective tax rate for the period was primarily due to the effect of the goodwill impairment charges, which are primarily non-deductible for income tax purposes, and increases in the valuation allowance. Our effective rate for the prior year was impacted by adjustments made in connection with the Separation. Refer to Note 16. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion about our income taxes.
Discontinued Operations

	Year Ended
	December 31, 2021
	Amount	Percentage of Revenue

	(in thousands, except percentages)
Total revenue	$188,647	100.0%
Total cost of revenue	29,168	15.5
Operating expenses	136,002	72.1
Income before income taxes	22,869	12.1
Income tax expense	9,807	5.2
Income from discontinued operations, net of taxes	13,062	6.9
N‑able's historical financial results through the Separation date of July 19, 2021 are reflected in our consolidated financial statements as discontinued operations.
Comparison for the Years Ended December 31, 2021 and 2020
For a comparison of our results of operations for the years ended December 31, 2021 and 2020, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments, the Cyber Incident and restructuring charges and goodwill and indefinite-lived intangible asset impairment, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
Non-GAAP Revenue from Continuing Operations
We define non-GAAP total revenue as total revenue excluding the impact of purchase accounting from acquisitions. We historically monitored this measure to assess our performance because we believe our revenue growth rate would have been overstated without this adjustment. Due to the impact of purchase accounting on GAAP revenue, we believe presenting non-GAAP total revenue aided in the comparability between periods and in assessing our overall operating performance. Beginning in the first quarter of 2022, we no longer adjust our GAAP revenue for the impact of purchase accounting.

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Total GAAP revenue	$719,367	$718,632	$716,770
Impact of purchase accounting (1)	—	134	2,540
Total non-GAAP revenue	$719,367	$718,766	$719,310
_______________
(1)Adjustment represents the impact of purchase accounting to the subscription revenue line item. There were no adjustments to the maintenance revenue line item for the periods presented.
Non-GAAP Operating Income and Non-GAAP Operating Margin from Continuing Operations
We provide non-GAAP operating income and related non-GAAP margin using non-GAAP revenue and excluding such items as the write-down of deferred revenue related to purchase accounting, amortization of acquired intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition and other costs, restructuring costs and Cyber Incident costs and goodwill and indefinite-lived intangible asset impairment. Management believes these measures are useful for the following reasons:
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
•Cyber Incident Costs. We exclude certain expenses resulting from the Cyber Incident. Expenses include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services, and consulting services being provided to customers at no charge. Cyber Incident costs are provided net of expected and received insurance reimbursements, although the timing of recognizing insurance reimbursements may differ from the timing of recognizing the associated expenses. We expect to incur significant legal and other professional services expenses associated with the Cyber Incident in future periods. The Cyber Incident results in operating expenses that would not have otherwise been incurred by us in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance. We continue to invest significantly in cybersecurity and expect to make additional investments. These investments are in addition to the Cyber Incident costs and not included in the net Cyber Incident costs reported.
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

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except margin data)
GAAP operating income (loss) from continuing operations	$(819,579)	$(32,871)	$52,253
Impact of purchase accounting	—	134	2,540
Stock-based compensation expense and related employer-paid payroll taxes	68,021	59,943	64,744
Amortization of acquired technologies	28,135	159,973	157,104
Amortization of acquired intangibles	52,325	55,314	51,125
Acquisition and other costs	540	1,696	5,848
Restructuring costs	1,563	11,415	2,251
Cyber Incident costs, net	26,233	33,114	3,485
Goodwill and indefinite-lived intangible asset impairment	906,350	—	—
Non-GAAP operating income	$263,588	$288,718	$339,350
GAAP operating margin	(113.9)%	(4.6)%	7.3%
Non-GAAP operating margin	36.6%	40.2%	47.2%
Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding the impact of purchase accounting on total revenue, amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring costs, acquisition and other costs, Cyber Incident costs, goodwill and indefinite-lived intangible asset impairment charges, interest expense, net, debt-related costs including fees related to our credit agreements, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by non-GAAP revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA excludes the impact of the write-down of deferred revenue due to purchase accounting in connection with our acquisitions, and therefore includes revenue that will never be recognized under GAAP; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except margin data)
Net income (loss) from continuing operations	$(929,413)	$(64,470)	$116,064
Amortization and depreciation	94,981	230,135	221,406
Income tax expense (benefit)	21,386	(32,469)	(140,166)
Interest expense, net	83,374	64,522	75,886
Impact of purchase accounting on total revenue	—	134	2,540
Unrealized foreign currency (gains) losses	1,525	(1,479)	987
Acquisition and other costs	540	1,696	5,848
Debt-related costs(1)	5,909	378	365
Stock-based compensation expense and related employer-paid payroll taxes	68,021	59,943	64,744
Restructuring costs	1,523	11,794	2,251
Cyber Incident costs, net	26,233	33,114	3,485
Goodwill and indefinite-lived intangible asset impairment	906,350	—	—
Adjusted EBITDA	$280,429	$303,298	$353,410
Adjusted EBITDA margin	39.0%	42.2%	49.1%
_______________
(1)Debt-related costs include fees related to our credit agreements of $2.1 million, $0.4 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and losses on extinguishments of debt of $3.8 million for the year ended December 31, 2022. See Note 11. Debt in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $148.9 million as of December 31, 2022. Our international subsidiaries held approximately $51.3 million of cash and cash equivalents, of which 77.4% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. We continue to evaluate the nature and extent of the impact of the Cyber Incident to our business and financial position. Other than with respect to the liability we have recorded related to the proposed settlement of the consolidated putative class action lawsuit, currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of the other proceedings and investigations resulting from the Cyber Incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. See Note 17. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cyber Incident” included in Item 7 of Part II of this Annual Report on Form 10-K for additional details related to the legal proceedings and governmental investigations related to the Cyber Incident. In addition, there continues to be uncertainty in the rapidly changing market and macroeconomic conditions related in part to the war in Ukraine, market conditions related to inflation, fluctuating foreign currency exchange rates, changes in interest rates, geopolitical tensions involving China and the ongoing impacts of the COVID-19 pandemic. However, despite these uncertainties, we believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.
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
Indebtedness
As of December 31, 2022, our total indebtedness was $1.2 billion, with up to $130.0 million of available borrowings under our revolving credit facility. See Note 11. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
First Lien Credit Agreement
The First Lien Credit Agreement, as amended, provides for a senior secured revolving credit facility in an aggregate principal amount of $130.0 million, or the Revolving Credit Facility, consisting of a $17.5 million U.S. dollar revolving credit facility, or the U.S. Dollar Revolver, and a $112.5 million multicurrency revolving credit facility, or the Multicurrency Revolver. The Revolving Credit Facility includes a $35.0 million sublimit for the issuance of letters of credit. The First Lien Credit Agreement also contains a term loan facility (which we refer to as the First Lien Term Loan, and together with the Revolving Credit Facility, as the First Lien Credit Facilities) in an amended aggregate principal amount of $1,245.0 million.
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
During September 2022, we made a voluntary principal repayment of $300.0 million under our first lien credit agreement. On November 23, 2022, we entered into Amendment No. 6 to First Lien Credit Agreement to, among other things, refinance and extend the maturity date of the first lien term loans and replace the London Interbank Offered Rate ("LIBOR") reference rate of interest with a secured overnight financing rate (“SOFR”). In connection with Amendment No. 6, we prepaid $349.4 million of our existing First Lien Term Loans and reduced the outstanding borrowings under our senior secured first lien credit facilities. In addition, Amendment No. 6 increased the borrowing capacity of our revolving credit facility and extended the maturity date.
The First Lien Term Loan will mature on February 5, 2027. The Revolving Credit Facility will mature on the earlier of November 23, 2027 or, in the event that there are more than $150.0 million of the First Lien Term Loan outstanding on the 91st day prior to maturity date of the first lien term loans, the 91st day prior to the maturity date of the First Lien Term Loan.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the amended principal amount.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities from continuing operations	$154,506	$118,092
Net cash used in investing activities from continuing operations	(54,313)	(13,469)
Net cash provided by (used in) financing activities from continuing operations	(709,195)	239,138
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(1,376)	(4,355)
Net cash provided by discontinued operations	—	22,212
Net increase (decrease) in cash and cash equivalents	$(610,378)	$361,618
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For 2022 compared to 2021, the increase in cash provided by operating activities was primarily due to increased cash inflows resulting from the changes in our operating assets and liabilities for the period. The net cash inflow resulting from the changes in our operating assets and liabilities was $7.0 million for 2022 as compared to a net cash outflow of $73.8 million in 2021 and was primarily due to the timing of sales and cash payments and receipts. During the year ended December 31, 2022, cash flow from operating activities was impacted by an increase in deferred revenue related to the timing of payments received for sales of maintenance and subscription arrangements, along with a decrease in cash paid for taxes, partially offset by an increase in cash paid for interest. During the year ended December 31, 2021, cash flow from operating activities was impacted by an increase in cash payments for expenses resulting from the Cyber Incident and the Separation.
Investing Activities
Investing cash flows consist primarily of purchases and maturities of investments, purchases of intangible assets, capital expenditures and cash used for acquisitions. Purchases of intangible assets consist primarily of capitalized research and development costs. Our capital expenditures primarily relate to purchases of leasehold improvements, computers, servers and equipment to support our domestic and international office locations.
Net cash used in investing activities increased in 2022 compared to 2021 primarily due to increases in purchases of short-term investments of $67.1 million, net of $39.6 million of maturities. In addition, the increase in cash used in investing activities includes an $8.6 million increase in capitalized research and development costs related to our subscription-based offerings and cash used for the acquisition of Monalytic, Inc., a monitoring, analytics and professional services company.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash used in financing activities increased in 2022 compared to 2021 primarily due to an increase in repayments of debt under our First Lien Term Loan. In the years ended December 31, 2022 and 2021, in addition to our quarterly principal payments, we made voluntary principal payments of $300.0 million and $1.1 million, respectively. In addition, in connection with our debt refinancing in November 2022, we made a principal payment of $349.4 million and paid debt discount and issuance costs of $36.9 million. Refer to Note 11. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details.
During the year ended December 31, 2021, we received a net cash distribution in connection with the Separation which included $324.7 million in cash to repay intercompany indebtedness and $238.2 million as a one-time dividend payment, net of $57.3 million of cash distributed to N-able at the Separation. Cash provided by financing activities in 2021 was reduced by the Special Dividend of $237.2 million we paid to our stockholders in August 2021.
During the years ended December 31, 2022 and 2021, we withheld and retired shares of common stock to satisfy $11.1 million and $14.0 million of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our consolidated financial statements.
Contractual and Other Obligations
Our material cash requirements from contractual and other obligations as of December 31, 2022 include our debt obligations, lease obligations, purchase obligations, long-term purchase commitments and tax obligations. In addition, see Note 17. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion of the $26 million current liability we have recorded related to the proposed litigation settlement of the consolidated putative class action lawsuit.
Debt Obligations. Our debt obligations relate to maturities and cash interest payments of our First Lien Term Loan with a maturity date of February 5, 2027. See Note 11. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt including our future minimum principal payments under the First Lien Term Loan.
Borrowings under our First Lien Term Loan bear interest at a floating rate and require quarterly cash interest payments. Based upon the interest rate in effect on December 31, 2022 of 8.32%, we estimate our total cash interest expense to be approximately $427.1 million, of which $105.1 million will be paid in the next 12 months.
Lease Obligations. Our short-term and long-term lease obligations relate to maturities of our operating lease liabilities. See Note 9. Leases in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details including the maturities of our operating lease liabilities as of December 31, 2022.
Purchase Obligations. Our purchase obligations primarily represent outstanding purchase orders for purchases of software license and support fees, marketing activities, corporate health insurance costs, public cloud infrastructure and hosting fees, contractor, legal and accounting fees and computer hardware and software costs entered into in the ordinary course of business. The terms of our purchase orders generally allow us the option to cancel and adjust terms based on our business needs prior to the delivery of goods or performance of services. As of December 31, 2022, we had approximately $77.3 million in outstanding purchase obligations, of which $74.6 million require us to make cash payments in the next 12 months.
Long-term Purchase Commitments. Our long-term purchase commitments relate to non-cancellable minimum or fixed purchase commitments for third-party cloud infrastructure platform and hosting services. As of December 31, 2022, we had approximately $126.5 million in outstanding long-term purchase commitments which requires us to make cash payments over the next 5 years. See Note 17. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion of our non-cancellable purchase commitments.
Tax Obligations. Our tax obligations include periodic tax payments and the provisional one–time transition tax as a result of the U.S. Tax Act which we elected to pay over eight years. As of December 31, 2022, our remaining transition tax payable was $69.2 million, of which $14.7 million will be paid in the next 12 months. In addition, other long-term obligations on our balance sheet as of December 31, 2022 included non-current income tax liabilities of $17.7 million, which are primarily related to unrecognized tax benefits. We cannot reasonably estimate the period during which this obligation may be incurred, if at all. See Note 16. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details.
During the year ended December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The Cyber Incident has had and may continue to have an adverse effect on our business, results of operations and financial condition. In addition, there continues to be uncertainty in the rapidly changing market and macroeconomic conditions related in part to the war in Ukraine and, to a lesser extent, the COVID-19 pandemic. We have made estimates of the impact of the Cyber Incident, the macroeconomic conditions resulting from the war in Ukraine, and COVID-19 pandemic within our financial statements as of and for the year ended December 31, 2022 which included, but were not limited to, loss contingencies, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
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

Goodwill
Our goodwill was derived from the Take Private transaction and acquisitions where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually on October 1st or more frequently if events or circumstances indicate it is more likely than not that the fair value of our reporting unit is less than its carrying value. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion regarding our goodwill impairment analysis and evaluation of goodwill impairment indicators.
As of June 30, 2022 and September 30, 2022, after considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform interim quantitative assessments of our reporting unit, for which we engaged a third-party valuation specialist to assist.
For the interim quantitative goodwill impairment analyses performed as of June 30, 2022 and September 30, 2022, we utilized a combination of both an income and market approach to determine the fair value of our reporting unit. For both analyses, we applied a 66.7% weighting to the income approach and a 33.3% weighting to the market approach to arrive at the total fair value used for impairment testing. We applied a greater weighting to the income approach as we believe the income approach is a better indicator of fair value by using projected cash flows of the reporting unit being valued. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect our assumptions regarding revenue growth rates, operating margin, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting unit. The terminal period growth rate is selected based on economic conditions and consideration of growth rates used in the forecast period and historical performance of the reporting unit. For the June 30, 2022 and September 30, 2022 analyses, we utilized weighted-average costs of capital of 11.5% and 12.5% as our discount rate, respectively. Under the market approach, we estimate the fair value based on market multiples of revenue derived from comparable publicly traded companies with operating characteristics similar to our reporting unit. In evaluating the estimates derived by the market-based approach, we make judgments in the selection of the peer group and valuation multiples used as they apply to the reporting unit. After determining the fair value of our reporting unit, we reconciled the fair value of the reporting unit to the Company's market capitalization as of the date of the analysis. As a result of the interim goodwill impairment analyses, our reporting unit was determined to have a carrying value that exceeded its fair value and therefore, non-cash goodwill impairment charges of $612.4 million and $278.7 million were recognized in our consolidated statements of operations for the three months ended June 30, 2022 and September 30, 2022, respectively. Prior to performing the goodwill impairment analyses, we performed quantitative assessments of our indefinite-lived intangible assets and recoverability tests of our long-lived assets as discussed below.
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
On October 1, 2022, we performed our annual goodwill impairment analysis and assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit. As of the date of our annual impairment analysis of October 1, 2022 and throughout the fourth quarter, there were no unanticipated changes or negative indicators in the qualitative factors or valuation assumptions that would negatively impact the fair value of our reporting unit as of the impairment analysis date. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value at December 31, 2022, and therefore performing the next step of impairment test was unnecessary.
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
Identifiable Intangible Assets
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for impairment annually, in the fourth quarter, or more frequently if a triggering event occurs. As of June 30, 2022 and September 30, 2022, due to the factors discussed above, we performed quantitative assessments of our indefinite-lived intangible assets utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. As of June 30, 2022 and September 30, 2022, we utilized a discount rate of 11.5% and 12.5%, respectively, and a royalty rate of 0.7%. For both analyses, we determined the estimated fair value of the SolarWinds trade name, recorded in connection with the Take Private, was less than its carrying value. As a result, we recorded non-cash impairment charges of $9.4 million and $5.9 million for the three months ended June 30, 2022 and September 30, 2022, respectively, which are included in general and administrative expenses in our consolidated statements of operations.
At September 30, 2022, we also performed a sensitivity analysis on the discount rate used in determining the estimated fair value of our indefinite-lived intangible assets. Assuming all other assumptions and inputs used in the analysis are held constant, a 50 basis point increase in the discount rate assumption would result in a decrease in fair value of approximately $2.5 million.
In the fourth quarter of 2022, we performed a quantitative assessment of our indefinite-lived intangible assets and determined no additional impairment was required.
Long-lived Intangible Assets
We evaluate long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment, operating lease assets or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results.
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
Revenue Recognition
We primarily generate revenue from fees received for subscriptions, the sale of maintenance services associated with our perpetual license products and the sale of perpetual license products. We recognize revenue related to contracts from customers when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is determined by following a five-step process which includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price and (5) recognizing revenue when or as we satisfy a performance obligation.
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
Stock-Based Compensation
We recognize stock-based compensation for our stock-based incentive awards and shares issued under our employee stock purchase plan (“ESPP”). We have granted our employees, directors and certain contractors stock-based incentive awards. Our stock awards vest on service-based or performance-based vesting conditions. These awards are primarily in the form of restricted stock units and, to a lesser extent, stock options and restricted stock. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair value of restricted stock unit awards and restricted stock awards is determined using the fair market value of our common stock on the date of grant less any amount paid at the time of the grant, or intrinsic value. The fair values of stock option awards and ESPP purchase rights are estimated using a Black-Scholes valuation model.
We use various assumptions that can be subjective in estimating the fair value of options and ESPP purchase rights using the Black-Scholes option model including expected dividend yield, volatility, risk-free rate of return and expected life. In addition, we estimate the probability of the performance-based awards vesting upon the achievement of the specified performance targets at each reporting period. Based on the extent to which the performance targets are achieved, shares vest at a specified percent of the target award amount. Changes in the probability estimates associated with performance-based awards are accounted for in the period of change using a cumulative expense adjustment to apply the new probability estimate. In any period in which we determine the achievement of the performance targets is not probable, we cease recording compensation expense and all previously recognized compensation expense for the performance-based award is reversed. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. As of December 31, 2022, we had a valuation allowance of $47.8 million.
Loss Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires we record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates a liability has been incurred at the date of our consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred, we disclose the amount or range of estimated loss if material or that the loss cannot be reasonably estimated. We record loss recovery assets related to recognized loss contingencies for expected insurance proceeds we believe are probable of recovery. Accounting for claims and contingencies requires us to use our judgment in both the determination of probability and the determination as to whether the amount of an exposure or recovery is reasonably estimable. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.
We are involved in various lawsuits, claims, investigations and proceedings related to the Cyber Incident. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. See Note 17. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for a discussion of contingencies.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $121.7 million and $732.1 million at December 31, 2022 and 2021, respectively. We also had short-term investments classified as available-for-sale securities of $27.1 million at December 31, 2022. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. Our short-term investments consist primarily of corporate bonds and U.S. Treasury securities. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at December 31, 2022. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
We had total indebtedness with an outstanding principal balance of $1.25 billion at December 31, 2022 and $1.91 billion at December 31, 2021. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or a secured overnight financing rate (“SOFR”) with a 0% floor. As of December 31, 2022 and 2021, the annual rate on borrowings was 8.32% and 2.85%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $12.5 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2022 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.25 billion U.S. dollar term loans as of December 31, 2022, not subject to market pricing.
See Note 11. Debt in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of December 31, 2022 and 2021, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our consolidated statements of operations was insignificant for the years ended December 31, 2022 and 2021.
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
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial position or results of operations. However, if our costs, in particular personnel costs, sales and marketing costs, and software subscription costs, were to become subject to inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have an adverse impact on our business, financial position and results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-45 hereof.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our independent registered public accounting firm, which has audited our consolidated financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, and issued an audit report on our internal controls over financial reporting, which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is omitted from this report. We intend to include such information in our definitive proxy statement ("Proxy Statement") related to our 2023 annual meeting of stockholders pursuant to Regulation 14A under the Exchange Act, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.
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
3.Exhibits.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of May 8, 2016, among Project Lake Holdings, Ltd., SolarWinds Holdings, Inc., LOGICnow Holding S.à r.l., and LOGICnow Holdings Ltd.	S-1	333-227479	2.1	9/21/2018
2.2	Separation and Distribution Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	2.1	7/20/2021
3.1	Third Amended and Restated Certificate of Incorporation as currently in effect	10-Q	001-38711	3.1	11/27/2018
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38711	3.1	7/26/2021
3.3	Amended and Restated Bylaws as currently in effect	10-Q	001-38711	3.2	11/27/2018
4.1	Amended and Restated Stockholders' Agreement, dated October 18, 2018, by and among the Company and the stockholders' named therein	10-Q	001-38711	4.1	11/27/2018
4.1.1	First Amendment to Amended and Restated Stockholders' Agreement among the Company and the stockholders named therein, dated November 18, 2021	8-K	001-38711	10.1	11/19/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.2	Registration Rights Agreement, dated as of February 5, 2016, by and among the registrant and certain stockholders named therein	S-1	333-227479	4.3	9/21/2018
4.3	Description of Registrant's Securities Registered under Section 12 of the Exchange Act	10-K	001-38711	4.3	2/25/2022
10.1	First Lien Credit Agreement, dated as of February 5, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Goldman Sachs Lending Partners LLC, as documentation agent	S-1	333-227479	10.1	9/21/2018
10.1.1	Amendment No. 1 to First Lien Credit Agreement, dated as of May 27, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.1	9/21/2018
10.1.2	Amendment No. 2 to First Lien Credit Agreement, dated as of August 18, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.2	9/21/2018
10.1.3	Amendment No. 3 to First Lien Credit Agreement, dated as of February 21, 2017, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.3	9/21/2018
10.1.4	Amendment No. 4 to First Lien Credit Agreement, dated as of March 15, 2018, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.4	9/21/2018
10.1.5	Amendment No. 5 to First Lien Credit Agreement, dated as of July 27, 2021, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	8-K	001-38711	10.1	7/30/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1.6	Amendment No. 6 to First Lien Credit Agreement, dated as of November 23, 2022, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	8-K	001-38711	10.1	11/28/2022
10.3	Management Fee Agreement, dated as of February 5, 2016, among the registrant, SolarWinds Intermediate Holdings II, Inc., SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc., SolarWinds MSP Holdings Limited, SolarWinds International Holdings, Ltd., SolarWinds, Inc., Silver Lake Management Company IV, L.L.C., Thoma Bravo, LLC and Thoma Bravo Partners XI, L.P.	S-1	333-227479	10.3	9/21/2018
10.4	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	S-1	333-227479	10.4	9/21/2018
10.5#	SolarWinds Corporation Equity Plan, dated as of June 24, 2016, and forms of agreement thereunder	S-1	333-227479	10.5	9/21/2018
10.6#	SolarWinds Corporation 2018 Equity Incentive Plan and forms of agreements thereunder	10-Q	001-38711	10.1	11/27/2018
10.7#	SolarWinds Corporation 2018 Employee Stock Purchase Plan	10-K	001-38711	10.7	2/25/2019
10.8#	Form of SolarWinds Corporation Bonus Plan	S-1	333-227479	10.8	9/21/2018
10.9#	Amended and Restated Employment Agreement, dated as of April 27, 2016, between SolarWinds Worldwide, LLC and J. Barton Kalsu	S-1	333-227479	10.10	9/21/2018
10.10#	Employment Agreement, dated as of September 15, 2015, between SolarWinds Worldwide, LLC and Jason Bliss	10-Q	001-38711	10.1	5/8/2020
10.10.1#	Amendment to Employment Agreement, dated April 27, 2016, between SolarWinds Worldwide, LLC and Jason Bliss	10-Q	001-38711	10.2	5/8/2020
10.11#	Employment Agreement, dated as of December 7, 2020, between SolarWinds Corporation and Sudhakar Ramakrishna.	8-K	001-38711	10.1	12/9/2020
10.11.1#	Amendment to Employment Agreement, dated as of January 4, 2021, between SolarWinds Corporation and Sudhakar Ramakrishna	8-K	001-38711	10.1	1/6/2021
10.11.2#	Second Amendment to Employment Agreement, dated March 9, 2021, between SolarWinds Corporation and Sudhakar Ramakrishna	8-K	001-38711	10.1	3/11/2021
10.12*#	Employment Agreement, dated as of March 4, 2021, between SolarWinds Worldwide, LLC and Rohini Kasturi
10.13*#	Employment Agreement, dated as of February 15, 2022, between SolarWinds Worldwide, LLC and Andrea Webb

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14	Transition Services Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.1	7/20/2021
10.15	Tax Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.2	7/20/2021
10.16	Employee Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.3	7/20/2021
10.17	Intellectual Property Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.4	7/20/2021
10.18	Trademark License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.5	7/20/2021
10.19	Software Cross-License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.6	7/20/2021
21.1*	List of subsidiaries of the registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (formatted as Inline XBRL)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing

ITEM 16. FORM 10–K SUMMARY
None.

SOLARWINDS CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	February 22, 2023	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sudhakar Ramakrishna	President and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
Sudhakar Ramakrishna

/s/ J. Barton Kalsu	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2023
J. Barton Kalsu

/s/ Cathleen Benko	Director	February 22, 2023
Cathleen Benko

/s/ William Bock	Director	February 22, 2023
William Bock

/s/ Kenneth Y. Hao	Director	February 22, 2023
Kenneth Y. Hao

/s/ Dennis Howard	Director	February 22, 2023
Dennis Howard

/s/ Catherine Kinney	Director	February 22, 2023
Catherine Kinney

/s/ Doug Smith	Director	February 22, 2023
Doug Smith

/s/ Easwaran Sundaram	Director	February 22, 2023
Easwaran Sundaram

/s/ Michael Widmann	Director	February 22, 2023
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
3. Discontinued Operations
4. Acquisitions
5. Goodwill and Intangible Assets
6. Investments
7. Fair Value Measurements
8. Property and Equipment
9. Leases
10. Accrued Liabilities and Other
11. Debt
12. Stockholders’ Equity and Stock-Based Compensation
13. Earnings (Loss) Per Share
14. Employee Benefit Plans
15. Related Party Transactions
16. Income Taxes
17. Commitments and Contingencies
18. Operating Segments and Geographic Information
Schedule II - Valuation and Qualifying Accounts - For the years ended December 31, 2022, 2021 and 2020	F-45

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SolarWinds Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SolarWinds Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Standalone Selling Price for Transactions with Multiple Performance Obligations
As described in Note 2 to the consolidated financial statements, the Company recognized $92.8 million, $458.9 million and $167.7 million of license, maintenance and subscription revenue, respectively, during the year ended December 31, 2022. The Company’s performance obligations include perpetual and time-based licenses and maintenance support including unspecified upgrades or enhancements to new versions of its software products. Management allocates the transaction price of the contract to each distinct performance obligation in the contract based on a relative standalone selling price. Determining standalone selling prices for the Company’s performance obligation requires judgment and is based on multiple factors including, but not limited to, historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels.
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
Goodwill Impairment Assessments
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,380 million as of December 31, 2022. Goodwill is tested for impairment at least annually during the fourth quarter or more frequently if events or circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying value. During 2022, the Company experienced declines in its stock price resulting in the total market value of all its shares of stock outstanding (“market capitalization”) being less than the carrying value of the reporting unit. Management considered the decline in the market capitalization, and impact of the current macroeconomic conditions on the Company’s lowered projected operating results in the evaluation of goodwill impairment indicators and determined it appropriate to perform quantitative impairment assessments as of June 30, 2022 and September 30, 2022. Management estimated the fair value of the reporting unit by utilizing a combination of both an income and market approach. The income approach is based on the present value of projected cash flows, which reflects management’s assumptions regarding revenue growth rates, operating margins, discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results. As a result of the assessments, management determined the carrying value of their reporting unit exceeded its fair value and therefore, $612.4 million and $278.7 million non-cash goodwill impairment charges were recognized as of June 30, 2022 and September 30, 2022, respectively.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are the significant judgment by management when developing the fair value estimate of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, operating margins and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting unit. These procedures also included, among others, testing management process for developing the fair value estimate of the reporting unit. Testing management’s process included (i) evaluating the appropriateness of the income approach, (ii) testing the completeness and accuracy of data used in the income approach and, (iii) evaluating the reasonableness of management’s significant assumptions related to the revenue growth rates, operating margins, and discount rate. Evaluating management’s significant assumptions related to the revenue growth rates and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income approach and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 22, 2023

We have served as the Company’s auditor since 2004.

SolarWinds Corporation
Consolidated Balance Sheets
(In thousands, except share and per share information)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$121,738	$732,116
Short-term investments	27,114	—
Accounts receivable, net of allowances of $1,173 and $476 as of December 31, 2022 and 2021, respectively	100,204	95,095
Income tax receivable	987	1,114
Prepaid and other current assets	57,350	30,515
Total current assets	307,393	858,840
Property and equipment, net	26,634	29,722
Operating lease assets	61,418	74,318
Deferred taxes	134,922	144,162
Goodwill	2,380,059	3,308,405
Intangible assets, net	243,980	342,563
Other assets, net	45,600	34,117
Total assets	$3,200,006	$4,792,127
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,045	$7,327
Accrued liabilities and other	68,284	41,328
Current operating lease liabilities	15,005	14,382
Accrued interest payable	579	153
Income taxes payable	11,841	3,086
Current portion of deferred revenue	337,541	327,701
Current debt obligation	9,338	19,900
Total current liabilities	456,633	413,877
Long-term liabilities:
Deferred revenue, net of current portion	38,945	34,968
Non-current deferred taxes	8,582	16,918
Non-current operating lease liabilities	59,235	74,543
Other long-term liabilities	74,193	93,156
Long-term debt, net of current portion	1,192,765	1,870,769
Total liabilities	1,830,353	2,504,231
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 161,928,532 and 159,176,042 shares issued and outstanding as of December 31, 2022 and 2021, respectively	162	159
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	2,627,370	2,566,783
Accumulated other comprehensive income (loss)	(48,114)	1,306
Accumulated deficit	(1,209,765)	(280,352)
Total stockholders’ equity	1,369,653	2,287,896
Total liabilities and stockholders’ equity	$3,200,006	$4,792,127
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Operations
(In thousands, except per share information)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription	$167,676	$124,601	$104,469
Maintenance	458,901	479,415	468,313
Total recurring revenue	626,577	604,016	572,782
License	92,790	114,616	143,988
Total revenue	719,367	718,632	716,770
Cost of revenue:
Cost of recurring revenue	67,848	67,043	54,339
Amortization of acquired technologies	28,135	159,973	157,104
Total cost of revenue	95,983	227,016	211,443
Gross profit	623,384	491,616	505,327
Operating expenses:
Sales and marketing	257,746	236,383	217,887
Research and development	92,330	101,813	85,754
General and administrative	149,461	130,977	98,308
Amortization of acquired intangibles	52,325	55,314	51,125
Goodwill impairment	891,101	—	—
Total operating expenses	1,442,963	524,487	453,074
Operating income (loss)	(819,579)	(32,871)	52,253
Other income (expense):
Interest expense, net	(83,374)	(64,522)	(75,886)
Other income (expense), net	(5,074)	454	(469)
Total other expense	(88,448)	(64,068)	(76,355)
Loss before income taxes	(908,027)	(96,939)	(24,102)
Income tax expense (benefit)	21,386	(32,469)	(140,166)
Net income (loss) from continuing operations	(929,413)	(64,470)	116,064
Net income from discontinued operations, net of tax	—	13,062	42,411
Net income (loss)	$(929,413)	$(51,408)	$158,475
Net income (loss) from continuing operations available to common stockholders	$(929,413)	$(64,630)	$115,356
Net income from discontinued operations available to common stockholders	$—	$13,062	$42,152
Net income (loss) available to common stockholders per share:
Basic earnings (loss) from continuing operations per share	$(5.78)	$(0.41)	$0.74
Basic earnings from discontinued operations per share	—	0.08	0.27
Basic earnings (loss) per share	$(5.78)	$(0.33)	$1.01
Diluted earnings (loss) from continuing operations per share	$(5.78)	$(0.41)	$0.73
Diluted earnings from discontinued operations per share	—	0.08	0.27
Diluted earnings (loss) per share	$(5.78)	$(0.33)	$1.00
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share	160,841	158,040	155,277
Shares used in computation of diluted earnings (loss) per share	160,841	158,040	157,782

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(929,413)	$(51,408)	$158,475
Other comprehensive income (loss):
Foreign currency translation adjustment	(49,302)	(125,906)	132,459
Unrealized losses on investments, net of income tax expense (benefit) of $(31) for the year ended December 31, 2022	(118)	—	—
Other comprehensive income (loss)	(49,420)	(125,906)	132,459
Comprehensive income (loss)	$(978,833)	$(177,314)	$290,934

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except per share information)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	154,145	$154	$3,042,034	$(5,247)	$(387,419)	$2,649,522
Foreign currency translation adjustment	—	—	—	132,459	—	132,459
Net income	—	—	—	—	158,475	158,475
Comprehensive income						290,934
Exercise of stock options	358	1	1,062	—	—	1,063
Restricted stock units issued, net of shares withheld for taxes	1,018	1	(12,081)	—	—	(12,080)
Issuance of stock	822	1	848	—	—	849
Issuance of stock under employee stock purchase plan	177	—	5,404	—	—	5,404
Stock-based compensation	—	—	74,995	—	—	74,995
Balance at December 31, 2020	156,520	157	3,112,262	127,212	(228,944)	3,010,687
Foreign currency translation adjustment	—	—	—	(125,906)	—	(125,906)
Net loss	—	—	—	—	(51,408)	(51,408)
Comprehensive loss						(177,314)
Exercise of stock options	300	—	616	—	—	616
Restricted stock units issued, net of shares withheld for taxes	1,614	2	(13,993)	—	—	(13,991)
Issuance of stock	461	—	505	—	—	505
Issuance of stock under employee stock purchase plan	281	—	5,658	—	—	5,658
Distribution of N-able business	—	—	(366,483)	—	—	(366,483)
Special dividends paid ($1.50 per share)	—	—	(237,214)	—	—	(237,214)
Stock-based compensation	—	—	65,432	—	—	65,432
Balance at December 31, 2021	159,176	159	2,566,783	1,306	(280,352)	2,287,896
Foreign currency translation adjustment	—	—	—	(49,302)	—	(49,302)
Unrealized loss on investments, net of taxes	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	(929,413)	(929,413)
Comprehensive loss						(978,833)
Exercise of stock options	53	—	59	—	—	59
Restricted stock units issued, net of shares withheld for taxes	2,326	3	(11,085)	—	—	(11,082)
Issuance of stock	62	—	241	—	—	241
Issuance of stock under employee stock purchase plan	312	—	3,151	—	—	3,151
Stock-based compensation	—	—	68,221	—	—	68,221
Balance at December 31, 2022	161,929	$162	$2,627,370	$(48,114)	$(1,209,765)	$1,369,653

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss) from continuing operations	$(929,413)	$(64,470)	$116,064
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	94,981	230,135	221,406
Goodwill and indefinite-lived intangible asset impairment	906,350	—	—
Provision for losses on accounts receivable	951	23	1,187
Stock-based compensation expense	67,050	58,763	63,153
Amortization of debt issuance costs	9,056	9,103	9,166
Loss on extinguishment of debt	3,822	—	—
Deferred taxes	(6,741)	(40,567)	(172,920)
(Gain) loss on foreign currency exchange rates	1,525	(1,479)	938
Other non-cash (benefits) expenses	(30)	378	915
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(6,846)	(9,926)	12,497
Income taxes receivable	99	(281)	(755)
Prepaid and other current assets	(28,898)	(13,965)	(4,841)
Accounts payable	6,751	(4,915)	(214)
Accrued liabilities and other	25,759	(11,047)	16,693
Accrued interest payable	426	(4)	(91)
Income taxes payable	(9,290)	(32,587)	(7,170)
Deferred revenue	19,689	(852)	17,104
Other long-term liabilities	(735)	(217)	314
Net cash provided by operating activities from continuing operations	154,506	118,092	273,446
Cash flows from investing activities
Purchases of investments	(67,133)	—	—
Maturities of investments	39,633	—	—
Purchases of property and equipment	(7,463)	(9,252)	(16,882)
Purchases of intangible assets	(13,287)	(4,664)	(5,198)
Acquisitions, net of cash acquired	(6,500)	447	(141,907)
Other investing activities	437	—	—
Net cash used in investing activities from continuing operations	(54,313)	(13,469)	(163,987)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	3,151	5,658	5,404
Repurchase of common stock and incentive restricted stock	(11,130)	(14,228)	(12,123)
Exercise of stock options	59	616	1,063
Distribution from spin-off of discontinued operations, net	—	505,580	—
Dividends paid	—	(237,214)	—
Repayments of borrowings from credit agreement	(664,350)	(20,950)	(19,900)
Payment of debt discount and issuance costs	(36,925)	(324)	—
Net cash provided by (used in) financing activities from continuing operations	(709,195)	239,138	(25,556)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(1,376)	(4,355)	12,493
Cash flows of discontinued operations
Operating activities of discontinued operations	—	39,040	115,648
Investing activities of discontinued operations	—	(15,003)	(16,140)
Financing activities of discontinued operations	—	(903)	—
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	(922)	1,222
Net cash provided by discontinued operations	—	22,212	100,730
Net increase (decrease) in cash and cash equivalents	(610,378)	361,618	197,126

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents
Beginning of period	732,116	370,498	173,372
End of period	$121,738	$732,116	$370,498

Supplemental disclosure of cash flow information
Cash paid for interest	$79,614	$56,053	$67,169
Cash paid for income taxes	$33,117	$43,864	$54,583

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations
SolarWinds Corporation, a Delaware corporation, and its subsidiaries (“Company,” “we,” “us” and “our”) is a leading provider of simple, powerful and secure observability and information technology, or IT, management software. Our solutions are designed to give organizations worldwide, regardless of type, size or complexity, the power to optimize performance of their IT environments, no matter where they are in their digital transformation journeys. Our business is focused on building products designed to enable technology professionals and leaders to securely monitor and manage the performance of their IT environments, whether they be on-premises, in the cloud or in hybrid deployments. Our approach has enabled us to serve the entire IT market and our customers include network and systems engineers, database administrators, storage administrators, DevOps, SecOps and service desk professionals. We sell our products for use in organizations across industries ranging in size from very small businesses to large enterprises.
In February 2016, we were acquired by affiliates of Silver Lake Group, L.L.C. and Thoma Bravo, LLC in a take private transaction, or the Take Private. We applied purchase accounting on the date of the Take Private which required all assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. In October 2018, we completed our initial public offering, or IPO. On July 19, 2021, we completed the separation and distribution of our managed service provider (“MSP” or “N-able”) business into a newly created and separately traded public company, N-able, Inc. ("Separation"). See Note 3. Discontinued Operations for additional information.
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
Use of Estimates
The preparation of financial statements in conformity with United States of America generally accepted accounting principles ("GAAP") requires our management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The previously disclosed cyberattack on our Orion Software Platform and internal systems, or Cyber Incident, has had and may continue to have an adverse effect on our business, results of operations and financial condition. In addition, there continues to be uncertainty in the rapidly changing market and macroeconomic conditions related in part to the war in Ukraine and, to a lesser extent, the coronavirus disease 2019, or COVID-19, pandemic. We have made estimates of the impact of the Cyber Incident, the macroeconomic conditions resulting from the war in Ukraine, and COVID-19 pandemic within our financial statements as of and for the years ended December 31, 2022 and 2021. The estimates assessed included, but were not limited to, loss contingencies, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition;
•stock-based compensation;
•income taxes; and
•loss contingencies.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of operations. There were no equity transactions denominated in foreign currencies for the years ended December 31, 2022 and 2021. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-08 "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers", instead of at fair value on the acquisition date as previously required by ASC 805. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022 and early adoption is permitted. We elected to early adopt the updated guidance prospectively as of January 1, 2022. The adoption of the standard did not have a material impact on our consolidated financial statements for the year ended December 31, 2022.
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
Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill
Our goodwill was derived from the Take Private transaction and acquisitions where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually during the fourth quarter or more frequently if events or circumstances indicate it is more likely than not that the fair value of our reporting unit is less than its carrying value. An impairment of goodwill is recognized when the carrying amount of a reporting unit exceeds its fair value. For purposes of the impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a “Step 0” analysis. For “Step 0,” the qualitative factors we assess include events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units,

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform “Step 1” of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, an impairment loss is recognized for the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit.
As of December 31, 2021, we experienced a decline in our stock price resulting in the total market value of our shares of stock outstanding (our "market capitalization"), being less than the carrying value of our reporting unit. We considered the decline in the market capitalization being less than the carrying value of our reporting unit in our evaluation of goodwill impairment indicators and determined it appropriate to perform a quantitative assessment of our reporting unit as of December 31, 2021. As a result of the impairment analysis, our reporting unit was determined to have a fair value that exceeded its carrying value by approximately 7.2%, and therefore no impairment was recognized for the year ended December 31, 2021.
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
For the interim quantitative goodwill impairment analysis performed as of June 30, 2022, we utilized a combination of both an income and market approach to determine the fair value of our reporting unit. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect our assumptions regarding revenue growth rates, operating margins, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting unit. Under the market approach, we estimate the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the reporting unit. As a result of the interim goodwill impairment analysis, our reporting unit was determined to have a carrying value that exceeded its fair value and therefore, a $612.4 million non-cash goodwill impairment charge was recognized in our consolidated statements of operations for the three months ended June 30, 2022.
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
For the interim quantitative goodwill impairment analysis performed as of September 30, 2022, we utilized a combination of both an income and market approach to determine the fair value of our reporting unit consistent with the analysis performed at June 30, 2022 discussed above. As a result of the interim goodwill impairment analysis, our reporting unit was determined to have a carrying value that exceeded its fair value and therefore, a $278.7 million non-cash goodwill impairment charge was recognized in our consolidated statements of operations for the three months ended September 30, 2022.
On October 1, 2022, we performed our annual goodwill impairment analysis and assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit. As of the date of our annual impairment analysis of October 1, 2022 and throughout the fourth quarter, there were no unanticipated changes or negative

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

indicators in the qualitative factors or valuation assumptions that would impact the fair value of our reporting unit as determined on September 30, 2022. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value at December 31, 2022.
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
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for impairment annually, in the fourth quarter, or more frequently if a triggering event occurs. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative test. If necessary, the quantitative test is performed by comparing the fair value of indefinite lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. As of June 30, 2022 and September 30, 2022, due to the factors discussed in the goodwill analysis above, we performed quantitative assessments of our indefinite-lived intangible assets utilizing a relief from royalty method and determined the estimated fair value of the SolarWinds trade name, recorded in connection with the Take Private, was less than its carrying value. As a result, we recorded non-cash impairment charges of $9.4 million and $5.9 million for the three months ended June 30, 2022 and September 30, 2022, respectively, which are included in general and administrative expense in our consolidated statements of operations. In the fourth quarter of 2022, we performed a quantitative assessment of our indefinite-lived intangible assets and determined no additional impairment was required.
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
Investments
Our investments, classified as available-for-sale securities, consist of marketable securities such as corporate bonds, U.S. Treasury securities, commercial paper and asset-backed securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. We may classify our available-for-sale securities as either short-term or long-term investments. We classify an investment as short-term if we have both the intent and ability to convert the security into cash to fund current operations.
Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), which is a component of shareholders' equity except for any unrealized losses determined to be related to credit losses, which we record within other income (expense), net in our consolidated statements of

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

operations. Any premiums or discounts are amortized or accreted, respectively, to maturity as a component of interest expense, net in our consolidated statements of operations. Cash flows from the amount of purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities. Amortization and accretion of purchased premiums and discounts on securities are included as a non-cash adjustment to net income (loss) within cash flows from operating activities in our consolidated statements of cash flows.
The cost of securities sold is based on the specific-identification method. In determining if and when a decline in fair value is judged to be other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Declines in fair value deemed other-than-temporary are included as a component of other income (expense), net in our consolidated statements of operations. We have not recorded any other-than-temporary impairments related to marketable securities. See Note 6. Investments for a summary of our investments.
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
See Note 7. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis. The carrying amounts reported in our consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.
Accounts Receivable
Accounts receivable represent trade receivables from customers when we have sold subscriptions, perpetual licenses or related maintenance services and have not yet received payment. We present accounts receivable net of an allowance for credit losses. We maintain an allowance for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for credit losses being recognized in the period in which the change occurs. We have historically had insignificant write-offs related to bad debts.
Property and Equipment
We record property and equipment at cost and depreciate them using the straight-line method over their estimated useful lives as follows:

Useful Life (in years)
Equipment, servers and computers	3 - 5
Furniture and fixtures	5 - 7
Software	3 - 5
Leasehold improvements	Lesser of lease term or useful life

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Upon retirement or sale of property and equipment, we remove the cost of assets disposed of and any related accumulated depreciation from our accounts and credit or charge any resulting gain or loss to operating expense. We expense repairs and maintenance as they are incurred.
Research and Development Costs
Research and development expenses primarily consist of personnel costs and contractor fees related to the development of new software products and enhancements to existing software products. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. For our perpetual and time-based licensed products, software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Our new software license products and significant enhancements to our existing products are available for general release soon after technological feasibility has been established. Due to the short time period between technological feasibility and general release, capitalized software development costs related to our licensed products were insignificant for the years ended December 31, 2022, 2021 and 2020.
Internal-Use Software
We capitalize development costs related to developing new functionality for our solutions that are hosted and accessed by our customers on a subscription basis in accordance with the guidance for internal-use software. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalized internal-use software costs are recorded as part of other assets, net in our consolidated balance sheets. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years, and included in cost of recurring revenue in the consolidated statements of operations. There were no impairments to internal-use software.
We had $19.3 million and $9.2 million of internal-use software, net capitalized as of December 31, 2022 and 2021, respectively. Amortization expense of internal-use software was $4.2 million, $3.3 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Debt Issuance Costs
Debt issuance costs for our credit facilities outstanding are presented as a deduction from the corresponding debt liability on our consolidated balance sheets and amortized on an effective interest rate method over the term of the associated debt as interest expense in our consolidated statements of operations. Amortization of debt issuance costs included in interest expense was $9.1 million, $9.1 million and $9.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 11. Debt for discussion of our credit facilities.
Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires we record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates a liability has been incurred at the date of our consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred, we disclose the amount or range of estimated loss if material or that the loss cannot be reasonably estimated. We record loss recovery assets related to recognized loss contingencies for expected insurance proceeds we believe are probable of recovery. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 17. Commitments and Contingencies for a discussion of contingencies.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments, Net of Tax	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2020	$127,212	$—	$127,212
Other comprehensive gain (loss) before reclassification	(125,906)	—	(125,906)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(125,906)	—	(125,906)
Balance at December 31, 2021	1,306	—	1,306
Other comprehensive gain (loss) before reclassification	(49,302)	(118)	(49,420)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(49,302)	(118)	(49,420)
Balance at December 31, 2022	$(47,996)	$(118)	$(48,114)
Revenue Recognition
We primarily generate recurring revenue from fees received for subscriptions and from the sale of maintenance services associated with our perpetual license products and license revenue from the sale of our perpetual license products. We recognize revenue related to contracts from customers when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is determined by following a five-step process which includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price, and (5) recognizing revenue when or as we satisfy a performance obligation, as described below.
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
•Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are separately identifiable from other promises in the contract, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Our performance obligations primarily include software-as-a-service, or SaaS, offerings, perpetual and time-based licenses, and maintenance support including unspecified upgrades or enhancements to new versions of our software products. See additional discussion of our performance obligations below.
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
•Allocate the transaction price. We allocate the transaction price of the contract to each distinct performance obligation based on a relative standalone selling price basis. Determining standalone selling prices for our performance obligations requires judgment and are based on multiple factors including, but not limited to, historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels. For our subscription products and maintenance services, our standalone selling

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

prices are generally observable using standalone sales or renewals. For our perpetual and time-based license products, given there are no observable standalone sales, we estimate our standalone selling prices by evaluating our historical pricing and discounting practices in observable bundled transactions. We review the standalone selling prices for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.
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
Deferred Revenue
Deferred revenue primarily consists of transaction prices allocated to remaining performance obligations from maintenance services associated with our perpetual license products and our time-based subscriptions which are delivered over time. We generally bill maintenance agreements for our perpetual licenses annually in advance for services to be performed over a 12-month period. Customers have the option to purchase maintenance renewals for periods other than 12 months. We initially record the amounts allocated to maintenance performance obligations as deferred revenue and recognize these amounts ratably

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

on a daily basis over the term of the maintenance agreement. We record deferred revenue that will be recognized during the succeeding 12-month period as current deferred revenue and the remaining portion is recorded as long-term deferred revenue.
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2020	$373,084
Deferred revenue recognized	(513,109)
Additional amounts deferred	502,694
Balance at December 31, 2021	362,669
Deferred revenue recognized	(505,646)
Additional amounts deferred	519,200
Deferred revenue acquired in business combinations	263
Balance at December 31, 2022	$376,486
We expect to recognize revenue related to these remaining performance obligations as of December 31, 2022 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$376,486	$337,541	$37,934	$1,011
Deferred Commissions
Deferred commissions, which consist of direct and incremental sales commissions and related fringe benefits, are capitalized using the portfolio approach if we expect to benefit from those costs for more than one year. Deferred commissions are allocated to each performance obligation within the contract and amortized on a straight-line basis over the expected benefit period of the related performance obligations. We expense commissions as incurred when the expected amortization period is one year or less. Deferred commissions allocated to new maintenance arrangements and certain SaaS offerings are amortized over an average expected benefit period of approximately three to six years which was determined based on the expected life of our technology. Deferred commissions allocated to perpetual licenses and maintenance renewal arrangements are expensed as incurred. Deferred commissions are classified as current or non-current assets based on the timing the expense will be recognized and are included in prepaid and other current assets and other assets, net respectively, in our consolidated balance sheets. The amortization of our deferred commissions is included in sales and marketing expense in our consolidated statement of operations.
Details of our deferred commissions balance was as follows:

Deferred Commissions

(in thousands)
Balance at December 31, 2020	$14,801
Commissions capitalized	9,219
Amortization recognized	(5,123)
Balance at December 31, 2021	18,897
Commissions capitalized	10,326
Amortization recognized	(6,683)
Balance at December 31, 2022	$22,540

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

	December 31,
	2022	2021

	(in thousands)
Classified as:
Current	$6,936	$5,378
Non-current	15,604	13,519
Total deferred commissions	$22,540	$18,897
Cost of Revenue
Cost of recurring revenue. Cost of recurring revenue consists of technical support personnel costs which includes salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of overhead costs. Public cloud infrastructure and hosting fees and amortization of internal-use software are also included in cost of recurring revenue. Cost of license revenue is immaterial to our financial statements and is included in cost of recurring revenue in our consolidated statements of operations.
Amortization of acquired technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Amortization of acquired license technologies	$17,239	$148,609	$144,160
Amortization of acquired subscription technologies	10,896	11,364	12,944
Total amortization of acquired technologies	$28,135	$159,973	$157,104
The decrease in amortization of acquired license technologies for the year ended December 31, 2022 was primarily due to certain intangible assets acquired in connection with the Take Private being fully amortized during the first quarter of 2022.
Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our consolidated statements of operations.

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Advertising expense	$35,069	$39,318	$38,021
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
The terms of some of our lease agreements provide for rental payments on a graduated basis. Operating lease costs are recognized on a straight-line basis over the lease term and recorded in the appropriate income statement line item based on the

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

asset or a headcount allocation for office leases. Certain of our office leases require the payment of our proportionate share of common area maintenance or service charges. As we have elected to account for lease and non-lease components as a single lease component for our real estate leases, these costs are included in variable lease costs. In addition, certain of our leases may include variable payments based on measures that include changes in price indices or market interest rates which are included in variable lease costs and expensed as incurred. We had no finance leases as of and for the years ended December 31, 2022, 2021 and 2020. See Note 9. Leases for additional information regarding our lease arrangements.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. See Note 16. Income Taxes for additional information regarding our income taxes.
Stock-Based Compensation
We recognize stock-based compensation for our stock-based incentive awards and shares issued under our employee stock purchase plan ("ESPP"). We have granted our employees, directors and certain contractors stock-based incentive awards in the form of restricted stock units, stock options and restricted stock. We measure stock-based compensation expense for all share-based awards granted to employees and directors based on the estimated fair value of those awards on the date of grant. The fair value of restricted stock unit awards and restricted stock awards is determined using the fair market value of the underlying common stock on the date of grant less any amount paid at the time of the grant, or intrinsic value. The fair value of stock option awards and ESPP purchase rights are estimated using a Black-Scholes valuation model. Our stock awards vest on service-based or performance-based vesting conditions. For our service-based awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award. For our performance-based awards, we recognize stock-based compensation expense on a graded-vesting basis over the service period of each separately vesting tranche of the award, if it is probable that the performance target will be achieved. We recognize stock-based compensation expense for shares issued under our ESPP on a straight-line basis over the offering period.
We estimated the fair value for stock options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022(1)	2021(2)	2020(3)

Expected dividend yield	—%	—%	—%
Volatility	—%	39.9%	35.5%
Risk-free rate of return	—%	0.4%	0.3%
Expected life	—	3.1 years	4.0 years
________________
(1)There were no grants of stock options made during the year ended December 31, 2022.
(2)There were no grants of stock options made during the year ended December 31, 2021; however due to modifications of grants resulting from the Separation, certain stock options were reflected as new grants issued at the modification date fair value and the previous grants were forfeited.
(3)There were no grants of stock options made during the year ended December 31, 2020; however due to modifications of performance-based grants, certain stock options were reflected as new grants issued at the modification date fair value and the previous grants were forfeited.
Other than the Special Dividend paid in connection with the Separation, we have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. We estimate the expected volatility using the historical volatility of comparable public companies from a representative peer group. We based the risk-free rate of return on the average U.S. treasury yield curve for the most appropriate terms for the respective periods. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. For all awards, we granted employees stock awards at exercise prices equal to the fair value of the underlying common stock on the date the award was approved. Performance-based awards are not considered granted under the applicable accounting guidance until the performance attainment targets for each applicable tranche have been defined. We recognize the impact of forfeitures in stock-based compensation expense when they occur. See Note 12. Stockholders’ Equity and Stock-Based Compensation for additional information.
The impact to our income (loss) before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Impact to income (loss) before income taxes due to stock-based compensation	$67,050	$58,763	$63,153
Income tax benefit related to stock-based compensation	11,580	11,502	11,674
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
We computed diluted net income (loss) per share similarly to basic net income (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock using the treasury stock method. Refer to Note 13. Earnings (Loss) Per Share for additional information regarding the computation of net income per share and Note 12. Stockholders’ Equity and Stock-Based Compensation for additional information regarding our common stock.
Concentrations of Risks
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents consisted of the following:

	December 31,
	2022	2021

	(in thousands)
Demand deposit accounts	$72,905	$87,116
Money market funds	48,833	645,000
Total cash and cash equivalents	$121,738	$732,116
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. The following distributors represented more than 10% of our revenue:

	Year Ended December 31,
	2022	2021	2020

Distributor A	12.2%	11.7%	12.2%
Distributor B	*	*	10.8%
Distributor C	15.0%	12.6%	*
________________
*    Represented less than 10% of our revenue.

At December 31, 2022 and 2021, Distributor A represented 11.7% and 12.1%, respectively of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the results of operations of N-able presented as discontinued operations:

	Year Ended December 31,
	2021	2020

	(in thousands)
Revenue:
Subscription	$183,594	$292,027
Maintenance	5,053	9,971
Total recurring revenue	188,647	301,998
License	—	473
Total revenue	188,647	302,471
Cost of revenue:
Cost of recurring revenue	25,218	38,916
Amortization of acquired technologies	3,950	24,257
Total cost of revenue	29,168	63,173
Gross profit	159,479	239,298
Operating expenses:
Sales and marketing	55,249	80,565
Research and development	27,133	40,462
General and administrative	42,994	39,233
Amortization of acquired intangibles	10,626	23,848
Total operating expenses	136,002	184,108
Operating income from discontinued operations	23,477	55,190
Other income (expense):
Interest income, net	—	2
Other income (expense), net	(608)	(771)
Total other income (expense)	(608)	(769)
Income from discontinued operations before income taxes	22,869	54,421
Income tax expense	9,807	12,010
Net income from discontinued operations, net of tax	$13,062	$42,411
We incurred $0.2 million, $31.6 million and $12.2 million of costs in connection with the Separation during the years ended December 31, 2022, 2021 and 2020, respectively, which are primarily reflected in our consolidated statements of operations as discontinued operations for the 2021 and 2020 periods presented. These costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contract costs and other incremental separation costs related to the Separation.
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
The amount of revenue and net loss related to the SentryOne acquisition for the year ended December 31, 2020 included in our consolidated financial statements from the effective date of the acquisition is insignificant. Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income (loss) and net income (loss) per share is not material.
5. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2022 and 2021:

(in thousands)
Balance at December 31, 2020	$3,375,319
Foreign currency translation and other adjustments	(66,914)
Balance at December 31, 2021	3,308,405
Acquisitions	5,415
Goodwill impairment	(891,101)
Foreign currency translation and other adjustments	(42,660)
Balance at December 31, 2022	$2,380,059
The goodwill from acquisitions resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, we expect the acquisitions will attract new customers for our entire line of products. As of December 31, 2022, accumulated goodwill impairment on our consolidated balance sheet was $893.0 million. See Note 2. Summary of Significant Accounting Policies for discussion of the goodwill impairment recorded during the year ended December 31, 2022.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Intangible Assets
Intangible assets consisted of the following at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Developed product technologies	$81,583	$(46,228)	$35,355	$935,767	$(872,232)	$63,535
Customer relationships	451,931	(310,445)	141,486	461,473	(266,922)	194,551
Intellectual property	1,965	(702)	1,263	1,715	(515)	1,200
Trademarks	759	(190)	569	1,700	(992)	708
Total definite-lived intangible assets	536,238	(357,565)	178,673	1,400,655	(1,140,661)	259,994
Indefinite-lived trade names	65,307	—	65,307	82,569	—	82,569
Total intangible assets	$601,545	$(357,565)	$243,980	$1,483,224	$(1,140,661)	$342,563
Intangible asset amortization expense was as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Intangible asset amortization expense	$80,648	$215,447	$208,357
The decrease in intangible asset amortization expense for the year ended December 31, 2022 was primarily due to developed product technologies, acquired in connection with the Take Private, being fully amortized during the period.
As of December 31, 2022, we estimate aggregate intangible asset amortization expense to be as follows:

Estimated Amortization
(in thousands)
2023	$61,668
2024	53,019
2025	49,870
2026	9,268
2027	4,594
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets and other events. Our indefinite-lived trademarks primarily include the SolarWinds and THWACK trademarks. See Note 2. Summary of Significant Accounting Policies for discussion of the impairment of our indefinite-lived intangible assets recorded during the year ended December 31, 2022.
6. Investments
Our short-term investments as of December 31, 2022 consist of available-for-sale securities, such as U.S. Treasury securities, corporate bonds, commercial paper and asset-backed securities. We did not own any investments as of December 31, 2021.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The following table summarizes our short-term investments:

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$6,013	$—	$(43)	$5,970
Corporate bonds	19,887	—	(105)	19,782
Commercial paper	798	—	—	798
Asset-backed securities	565	—	(1)	564
Total short-term investments	$27,263	$—	$(149)	$27,114
The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
As of December 31, 2022
U.S. Treasury securities	$5,970	$(43)	$—	$—	$5,970	$(43)
Corporate bonds	19,782	(105)	—	—	19,782	(105)
Asset-backed securities	564	(1)	—	—	564	(1)
	$26,316	$(149)	$—	$—	$26,316	$(149)
The following table summarizes the contractual underlying maturities of our available-for-sale securities:

	December 31, 2022
	Cost	Fair Value

	(in thousands)
Due in one year or less	$26,698	$26,550
Due after one year through five years	565	564
	$27,263	$27,114

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of December 31, 2022 and 2021. There have been no transfers between fair value measurement levels during the year ended December 31, 2022.

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$48,833	$—	$—	$48,833
Total cash equivalents	48,833	—	—	48,833
Short-term investments:
U.S. Treasury bonds	—	5,970	—	5,970
Corporate bonds	—	19,782	—	19,782
Commercial paper	—	798	—	798
Asset-backed securities	—	564	—	564
Total short-term investments	—	27,114	—	27,114
Total assets	$48,833	$27,114	$—	$75,947

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$645,000	$—	$—	$645,000
Total cash equivalents	645,000	—	—	645,000
Total assets	$645,000	$—	$—	$645,000
As of December 31, 2022 and 2021, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 11. Debt for additional information regarding our debt.
The fair value of our non-financial assets and liabilities, which include goodwill, intangible assets and property, plant and equipment, are measured on a non-recurring basis. Fair value adjustments are made in the period an impairment charge is recognized. During the year ended December 31, 2022, we recognized impairment charges to our goodwill and indefinite-lived trade name intangible asset. The fair value of our reporting unit and indefinite-lived intangible asset are classified as Level 3 within the fair value hierarchy due to the significant unobservable inputs developed using company-specific information. For additional information, see the discussion of our impairment charges in Note 2. Summary of Significant Accounting Policies - Impairment of Goodwill, Intangible Assets and Long-lived Assets, including the valuation methods and inputs used in the fair value measurements.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

8. Property and Equipment
Property and equipment, including software, consisted of the following:

	December 31,
	2022	2021

	(in thousands)
Equipment, servers and computers	$29,519	$27,397
Furniture and fixtures	4,241	5,652
Software	958	912
Leasehold improvements	25,214	25,963
	$59,932	$59,924
Less: Accumulated depreciation and amortization	(33,298)	(30,202)
Property and equipment, net	$26,634	$29,722
Depreciation and amortization expense on property and equipment was as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Depreciation and amortization	$10,109	$11,074	$9,490
9. Leases
We lease our offices and do not own any real estate. Our corporate headquarters is located in Austin, Texas and currently consists of approximately 348,000 square feet. We also lease office space domestically and internationally in various locations for our operations, including facilities located in Cork, Ireland; Manila, Philippines; Brno, Czech Republic; Krakow, Poland; and Charlotte, North Carolina. In addition, we lease certain information technology, office and other equipment. Our leases are all classified as operating and generally have remaining terms of less than one year to nine years.
The components of operating lease costs were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Operating lease costs	$17,114	$20,224	$18,816
Variable lease costs(1)	2,296	2,213	2,324
Short-term lease costs	511	396	547
Sublease income received	(3,201)	(2,559)	(2,402)
Total lease costs	$16,720	$20,274	$19,285
____________
(1)     Primarily includes common area maintenance and other service charges for leases in which we pay a proportionate share of those costs as we have elected to not separate lease and non-lease components for our office leases.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Maturities of our operating lease liabilities as of December 31, 2022 were as follows:

December 31, 2022
(in thousands)
2023	$18,126
2024	16,798
2025	14,555
2026	13,435
2027	13,070
Thereafter	7,710
Total minimum lease payments	83,694
Less: imputed interest	(9,454)
Present value of operating lease liabilities	$74,240
As of December 31, 2022, the weighted-average remaining lease term of our operating leases was 5.2 years and the weighted-average discount rate used in the calculation of our lease liabilities was 4.8%.
Supplemental cash flow information related to our leases was as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$16,954	$18,910	$18,817
Right-of-use assets obtained in exchange for operating lease liabilities	1,322	2,108	31,535
10. Accrued Liabilities and Other
Accrued liabilities and other current liabilities were as follows:

	December 31,
	2022	2021

	(in thousands)
Payroll-related accruals	$21,576	$27,376
Litigation settlement payable(1)	26,000	—
Other accrued expenses and current liabilities	20,708	13,952
Total accrued liabilities and other	$68,284	$41,328
___________
(1)     See Note 17. Commitments and Contingencies for discussion.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

11. Debt
Debt Agreements
The following table summarizes information relating to our debt:

	December 31,
	2022		2021
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2027	1,245,000	8.32%	1,909,350	2.85%
Total principal amount	1,245,000		1,909,350
Unamortized discount and debt issuance costs	(42,897)		(18,681)
Total debt	1,202,103		1,890,669
Less: Current portion of long-term debt	(9,338)		(19,900)
Total long-term debt	$1,192,765		$1,870,769
Senior Secured Debt
Senior Secured First Lien Credit Facilities
In connection with the Take Private in 2016, we entered into a first lien credit agreement with Credit Suisse AG, Cayman Islands Branch, or Credit Suisse, as administrative agent and collateral agent, and a syndicate of institutional lenders and financial institutions (the "Credit Agreement").
During September 2022, we made a voluntary principal repayment of $300.0 million under our Credit Agreement. On November 23, 2022, we entered into Amendment No. 6 to the Credit Agreement to, among other things, refinance and extend the maturity date of the first lien term loans and replace the London Interbank Offered Rate ("LIBOR") reference rate of interest with a secured overnight financing rate (“SOFR”). In connection with Amendment No. 6, we prepaid $349.4 million of our existing first lien term loans and reduced the outstanding borrowings under our senior secured first lien credit facilities, previously consisting of a $1.99 billion U.S. dollar term loan. In addition, Amendment No. 6 increased the borrowing capacity of our revolving credit facility and extended the maturity date.
The Credit Agreement, as amended, consisted of the following as of December 31, 2022:
•a $1.245 billion U.S. dollar term loan, or First Lien Term Loan, with a final maturity date of February 5, 2027; and
•a $130.0 million revolving credit facility (with a letter of credit sub-facility in the amount of $35.0 million), or the Revolving Credit facility, consisting of (i) a $112.5 million multicurrency tranche and (ii) a $17.5 million tranche available only in U.S. dollars, with a final maturity of the earlier of: November 23, 2027 or, in the event that there are more than $150.0 million of the First Lien Term Loan outstanding on the 91st day prior to maturity date of the first lien term loans, the 91st day prior to the maturity date of the First Lien Term Loan.
In connection with the September 2022 partial repayment of debt, we recorded a $1.9 million loss on debt extinguishment related to the write-off of a proportionate amount of unamortized discount and debt issuance costs. In addition, for certain lenders of the syndicate, Amendment No. 6 was determined to be a debt extinguishment and, accordingly, a loss on debt extinguishment of $1.9 million was recorded. The total loss on debt extinguishment for the year ended December 31, 2022 of $3.8 million is included in other income (expense), net in the consolidated statement of operations.
Borrowings under our Revolving Credit Facility bear interest at a floating rate which is, at our option, either (1) a SOFR rate for a specified interest period plus an applicable margin of 2.75% or (2) a base rate plus an applicable margin of 1.75%, respectively. The SOFR rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%.
Borrowings under our First Lien Term Loan bear interest at a floating rate which is, at our option, either (1) a SOFR rate for a specified interest period plus an applicable margin of 4.00% or (2) a base rate plus an applicable margin of 3.00%, respectively. The SOFR rate applicable to the First Lien Term Loan is subject to a “floor” of 0.0%.
The base rate for any day is a fluctuating rate per annum equal to the highest of (a) the rate of interest in effect for such day as publicly announced by Credit Suisse as its “prime rate” and (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the one-month SOFR rate plus 1.0% per annum.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Prior to Amendment No. 6, borrowings under our Revolving Credit Facility bore interest at a floating rate which was, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 2.50% or (2) a base rate plus an applicable margin of 1.50%, respectively. The Eurodollar rate was equal to an adjusted LIBOR, for a one-, two-, three- or six-month interest period with a LIBOR floor of 0%. Borrowings under our First Lien Term Loan bore interest at a floating rate which was, at our option, either (1) a Eurodollar rate for a specified interest period plus an applicable margin of 2.75% or (2) a base rate plus an applicable margin of 1.75%, respectively.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the amended principal amount.
In addition to paying interest on loans outstanding under the Revolving Credit Facility and the First Lien Term Loan, we are required to pay a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility. The commitment fee is subject to a reduction to 0.375% per annum based on our first lien net leverage ratio.
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2022, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the future minimum principal payments under the First Lien Term Loan outstanding as of December 31, 2022:

(in thousands)
2023	$9,338
2024	12,450
2025	12,450
2026	12,450
2027	1,198,312
Total minimum principal payments	$1,245,000
12. Stockholders’ Equity and Stock-Based Compensation
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

We have granted employees restricted stock and options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. As of December 31, 2022, common stock-based incentive awards of 269,310 were outstanding under the 2016 Plan consisting of 266,193 stock options and 3,117 shares of restricted common stock. For the years ended December 31, 2022, 2021 and 2020, the Company repurchased 10,850, 95,575 and 52,550 shares, respectively, of unvested restricted common stock upon employee terminations.
2018 Equity Incentive Plan
In October 2018, the board of directors adopted, and the stockholders approved, the SolarWinds Corporation 2018 Equity Incentive Plan, or 2018 Plan. Under the 2018 Plan, the Company is able to sell or grant shares of common stock-based awards, including nonstatutory stock options or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash-based or stock-based awards, to the Company’s employees, contractors, consultants, directors, managers and advisors. The term of a stock option and stock appreciation right granted under our 2018 Plan may not exceed ten years. As of December 31, 2022, stock-based incentive awards of 11,752,349 were outstanding under the 2018 Plan, consisting of 10,238,775 restricted stock units, or RSUs, and 1,513,574 performance stock units, or PSUs, and 43,119,729 shares were reserved for future grants.
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
Stock Awards Outside of Plan
In connection with our acquisitions during 2019, certain outstanding unvested options to purchase shares of the acquired companies were cancelled and converted into RSUs granted outside any equity plan and subject to substantially the same vesting schedules and other conditions applicable to the unvested options, but settable solely in shares of common stock of the Company. The converted RSUs generally vest on a monthly, quarterly or annual basis over one to four years, subject to continued employment through each applicable vesting date. As of December 31, 2022, stock-based incentive awards outstanding that were granted outside of an equity plan consisted of 6,128 RSUs.
Stock Option Awards
Option grant activity under the 2016 Plan was as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2021	378,553	$1.49
Options granted	—	—
Options exercised	(52,520)	1.12
Options forfeited	(32,278)	3.05
Options expired	(27,562)	3.26
Outstanding balances at December 31, 2022	266,193	$1.19
Options exercisable at December 31, 2022	251,831	$1.11	$2,090	4.5
Options vested and expected to vest at December 31, 2022	266,193	$1.19	$2,189	4.5

Additional information regarding options follows (in thousands except for per share amounts):

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value per share of options granted during the period	$—	$3.84	$36.90
Aggregate intrinsic value of options exercised during the period	536	5,879	12,797
Aggregate fair value of options vested during the period	31	392	470

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was insignificant as of December 31, 2022.
Restricted Stock
The following table summarizes information about restricted stock activity subject to vesting under the 2016 Plan:

Number of Shares Outstanding
Unvested balances at December 31, 2021	75,816
Restricted stock granted and issued	—
Restricted stock vested	(61,849)
Restricted stock repurchased - unvested shares	(10,850)
Unvested balances at December 31, 2022	3,117
Restricted stock was purchased at fair market value by the employee receiving the restricted stock award and restricted common stock was issued at the date of grant. There were no restricted stock awards issued during the years ended December 31, 2022, 2021 and 2020. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2022, 2021 and 2020 was $0.6 million, $15.0 million and $26.1 million, respectively.
Restricted stock is subject to certain restrictions, such as vesting and a repurchase right. The common stock acquired by the employee is restricted stock because vesting is conditioned upon continued employment through the applicable vesting date. The restricted stock is subject to repurchase in the event the stockholder ceases to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens. As the restricted stock is purchased at fair market value at the time of grant, there is typically no stock-based compensation expense recognized related to these awards.
Restricted Stock Units
The following table summarizes information about RSUs under the 2018 Plan and other awards granted outside of a plan:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2021	7,754,822	$19.69
RSUs granted	7,921,263	11.92
RSUs vested	(3,260,309)	19.75
RSUs forfeited	(2,170,873)	17.29
Unvested balances at December 31, 2022	10,244,903	$14.17	$95,892	1.3
The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020, was $38.5 million, $56.6 million and $51.2 million, respectively. The total unrecognized stock-based compensation expense related to unvested RSUs and subject to recognition in future periods is $122.0 million as of December 31, 2022 and we expect to recognize this expense over a weighted-average period of 2.8 years.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Performance Stock Units
The following table summarizes information about PSUs under the 2018 Plan:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2021	—	$—
PSUs granted	1,628,760	13.30
PSUs vested	—	—
PSUs forfeited	(115,186)	12.34
Unvested balances at December 31, 2022	1,513,574	$13.38	$14,167	0.9
The total unrecognized stock-based compensation expense related to unvested PSUs and subject to recognition in future periods is $8.6 million as of December 31, 2022 and we expect to recognize this expense over a weighted-average period of 0.9 years.
For RSUs and PSUs, the number of shares issued on the date of vesting is generally net of statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. We withheld and retired approximately 934,000 shares, 520,000 shares and 317,000 shares to satisfy $11.1 million, $14.0 million and $12.1 million of employees’ tax obligations during the years ended December 31, 2022, 2021 and 2020, respectively. These shares are treated as common stock repurchases in our consolidated financial statements.
Employee Stock Purchase Plan
In October 2018, our board of directors adopted and our stockholders approved our 2018 Employee Stock Purchase Plan, or the ESPP. As of December 31, 2022, 5,881,806 shares of our common stock were reserved for future issuance under our ESPP.
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
Stock-based compensation expense related to our ESPP plan was $1.3 million, $1.5 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

13. Earnings (Loss) Per Share
A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net income (loss) from continuing operations	$(929,413)	$(64,470)	$116,064
Net income from discontinued operations	—	13,062	42,411
Net income (loss)	(929,413)	(51,408)	158,475
Dividends on unvested restricted stock	—	(160)	—
Earnings allocated to unvested restricted stock	—	—	(967)
Net income (loss) from continuing operations available to common stockholders	$(929,413)	$(64,630)	$115,356
Net income from discontinued operations available to common stockholders	$—	$13,062	$42,152
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	160,841	158,040	155,277

Diluted earnings (loss) per share
Numerator:
Net income (loss) from continuing operations available to common stockholders	$(929,413)	$(64,630)	$115,356
Net income from discontinued operations available to common stockholders	$—	$13,062	$42,152
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	160,841	158,040	155,277
Add dilutive impact of employee equity plans	—	—	2,505
Weighted-average shares used in computing diluted earnings (loss) per share	160,841	158,040	157,782
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted earnings (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Total anti-dilutive shares	11,648	6,476	5,122
The calculation of diluted earnings (loss) per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options, purchase of restricted stock or proceeds from the employee stock purchase plan.
14. Employee Benefit Plans
401(k) Plan
We maintain a 401(k) matching program for all eligible employees. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Employee benefit plan expense	$5,016	$4,925	$4,198

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions
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
Transition Services Agreement
The Company entered into a transition services agreement pursuant to which the Company and N-able provide various services to each other. The services provided include information technology, facilities, certain accounting and other financial functions, and administrative services. The transition services agreement terminated during the year ended December 31, 2022.
Tax Matters Agreement
The Company and N-able entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.
Software OEM Agreements
The Company and N-able entered into software OEM agreements pursuant to which the Company granted to N-able, and N-able granted to the Company, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement has a two year term and may be terminated by the applicable licensor in certain instances.
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
The amounts recorded in our consolidated financial statements related to the agreements noted above were insignificant as of and for the years ended December 31, 2022 and 2021.

16. Income Taxes
U.S. and international components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
U.S.	$(824,064)	$(130,395)	$(40,945)
International	(83,963)	33,456	16,843
Income (loss) before income taxes	$(908,027)	$(96,939)	$(24,102)
Income tax expense (benefit) was composed of the following:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Current:
Federal	$14,688	$(861)	$22,719
State	1,374	1,516	6,168
International	4,361	(1,623)	10,282
	20,423	(968)	39,169
Deferred:
Federal	(9,024)	(30,738)	(31,460)
State	454	(3,419)	(925)
International	9,533	2,656	(146,950)
	963	(31,501)	(179,335)
	$21,386	$(32,469)	$(140,166)

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income (loss) before income taxes and the amount recognized in our consolidated financial statements is as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Expense (benefit) derived by applying the federal statutory income tax rate to income (loss) before income taxes	$(190,686)	$(20,474)	$(5,061)
State taxes, net of federal benefit	1,182	(2,530)	3,753
Permanent items	3,867	406	317
Global intangible low-taxed income	4,700	—	722
Foreign-derived intangible income	(335)	(514)	(1,112)
Base erosion and anti-abuse tax	—	2,297	—
Research and experimentation tax credits	(1,862)	(3,438)	1,282
Withholding tax	3,936	2,870	2,914
Foreign Tax Credits	(1,116)	(1,269)	(5,789)
Discrete tax benefit due to IP Transfer	—	—	(138,199)
Valuation allowance	30,761	(358)	3,714
Stock-based compensation	5,417	1,510	1,162
Effect of foreign operations	4,412	(10,969)	(3,869)
Goodwill impairment	161,110	—	—
	$21,386	$(32,469)	$(140,166)

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets were:

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Allowance for credit losses	$179	$180
Net operating loss	16,563	22,695
Foreign royalty	310	—
Research and experimentation credits	6,720	8,529
Capitalized research and development	15,932	—
Stock-based compensation	9,703	10,205
Intangibles	116,477	94,546
Interest	15,612	6,293
Deferred revenue	3,332	4,234
Unrealized exchange gain	267	216
States	79	269
Leases	16,002	17,721
Other credits	3,593	3,238
Total deferred tax assets	204,769	168,126
Valuation allowance	(47,805)	(11,936)
Deferred tax assets, net of valuation allowance	156,964	156,190
Deferred tax liabilities:
Property and equipment	3,072	3,399
Prepaid expenses	3,176	2,973
Debt costs	1,201	4,193
Foreign royalty	—	104
Leases	16,153	14,467
Accrued expenses	7,022	3,810
Total deferred tax liabilities	30,624	28,946
Net deferred tax asset (liability)	$126,340	$127,244
At December 31, 2022 and 2021, we had net operating loss carry forwards for U.S. federal income tax purposes of approximately $38.9 million and $53.0 million, respectively, of which $4.9 million and $10.8 million, respectively, are limited due to IRC Section 382 limitations. These U.S. federal net operating losses are available to offset future U.S. federal taxable income and begin to expire at various dates from 2023 through 2037.
At December 31, 2022 and 2021, we had net operating loss carry forwards for certain state income tax purposes of approximately $36.0 million and $133.0 million, respectively, some of which are limited due to IRC Section 382. These state net operating losses are available to offset future state taxable income and begin to expire in 2031.
At December 31, 2022 and 2021, we had foreign net operating loss carry forwards of approximately $23.8 million and $27.8 million, respectively, which are available to offset future foreign taxable income, and begin to expire in 2023.
At December 31, 2022 and 2021, we had research and experimentation tax credit carry forwards of approximately $0.7 million and $0.7 million, respectively, which are available to offset future U.S. federal income tax. These U.S. federal tax credits begin to expire in 2035. At December 31, 2022 and 2021, we had foreign research and experimentation tax credit carryforwards of approximately $1.3 million and $3.3 million, respectively, which begin to expire in 2025.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2022 and 2021, we have recorded a valuation allowance of $47.8 million and $11.9 million, respectively. The valuation allowance is related to the U.S. and the deferred tax assets of the entities acquired in the Samanage acquisition.
During 2018, we completed our accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings as of December 31, 2017. Effective January 1, 2018, the Tax Act creates a new territorial tax system in which we recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the year ended December 31, 2022, we incurred expense under the global intangible low-taxed income, or GILTI, provisions and have treated it as a component of income tax expense in the

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

period incurred. As a result of the Tax Act, our accumulated foreign earnings as of December 31, 2017 have been subjected to U.S. tax. Moreover, all future foreign earnings will be subject to a new territorial tax system and dividends received deduction regime in the U.S. As of December 31, 2022, undistributed earnings of certain foreign subsidiaries of approximately $550.9 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax or state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable. We have recorded an immaterial amount of deferred income taxes for state income taxes related to the earnings that are not indefinitely reinvested.
Gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Gross unrecognized tax benefits	$14,113	$17,943	$27,439
At December 31, 2022 and 2021, we had accrued interest and penalties related to unrecognized tax benefits of approximately $3.6 million and $3.1 million, respectively.
The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Balance, beginning of year	$17,943	$27,439	$25,481
Increases for tax positions related to the current year	374	929	6,620
Decreases for tax positions related to the current year	—	—	—
Increases for tax positions related to prior years	38	—	761
Decreases for tax positions related to prior years	(2,938)	(4,402)	(1,933)
Settlement with taxing authorities	(1,009)	—	—
Reductions due to lapsed statute of limitations	(295)	(6,023)	(3,490)
Balance, end of year	$14,113	$17,943	$27,439
We do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through February 2016 and 2019 through 2021 tax years generally remain open and subject to examination by federal tax authorities. The 2015 through 2021 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. We are under audit by the Indian Tax Authority for the 2017 tax year. The audit by the Indian Tax Authority for the 2019 tax year was closed with no changes. We are currently under audit by the Texas Comptroller for the 2015 through 2018 tax years. The California Franchise Tax Board audit for the 2012 through 2014 tax years closed without impact to income tax expense for the year ended December 31, 2022. We are not currently under audit in any other taxing jurisdictions.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. On February 10, 2020, Altera Corp. submitted a petition for writ of certiorari to the U.S. Supreme Court. On June 22, 2020, the Supreme Court of the United States denied Altera's petition to review the Ninth Circuit’s decision. Due to the uncertainty surrounding the status of the current regulations and questions related to the scope of potential benefits or obligations, we have not recorded any benefit or expense as of December 31, 2022. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the Cyber Incident. We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident.
Expenses Incurred
We recorded pre-tax expenses related to the Cyber Incident as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of recurring revenue	$178	$2,153	$60
Sales and marketing	130	1,638	261
Research and development	2	52	—
General and administrative	56,125	45,281	3,164
Total gross expenses related to the Cyber Incident	56,435	49,124	3,485
Less: proceeds received or expected to be received under our insurance coverage	(30,202)	(16,010)	—
Total net expenses related to the Cyber Incident	$26,233	$33,114	$3,485
General and administrative expense is presented net of insurance proceeds received and expected insurance proceeds for costs we believe are reimbursable and probable of recovery in our consolidated statements of operations. Expenses include one-time costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services, and consulting services provided to customers at no charge, all of which were expensed as incurred.
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to multiple lawsuits and investigations. A consolidated putative class action lawsuit alleging violations of the federal securities laws is pending against us and certain of our current and former officers. The complainants seek certification of a class of all persons who purchased or otherwise acquired our common stock between October 18, 2018 and December 17, 2020 and seek unspecified monetary damages, costs and attorneys’ fees. On October 28, 2022, the parties entered into a binding settlement term sheet with respect to the securities class action lawsuit, and lead plaintiff filed the parties’ Stipulation and Agreement of Settlement with the court on December 8, 2022. The settlement is subject to certain conditions, including notice to potential class members and final court approval. On February 8, 2023, the court granted preliminary approval of the settlement, which requires us to pay $26 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. The proposed settlement resolves all claims asserted against us and the other named defendants in connection with the securities class action litigation and contains provisions that the settlement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing of any kind by us or any defendant. There can be no assurance that the settlement agreement will be approved by the court. The settlement sum was authorized and approved by our insurers, and if the settlement agreement is approved by the court, we expect that the settlement payment will be reimbursed entirely by applicable directors’ and officers’ liability insurance. In addition, two shareholder derivative actions have been filed, purportedly on behalf of the Company, one in the Western District of Texas and one in the Delaware Court of Chancery, in each case asserting breach of duty and other claims against certain of our current and former officers and directors in connection with the Cyber Incident. On September 30, 2022, the Company and other named defendants filed a motion to dismiss the case filed in the Western District of Texas, which motion remains pending before that court. On October 13, 2022, the Delaware Court of Chancery entered an order dismissing the case in that court with prejudice, and on November 1, 2022 the plaintiffs filed an appeal of that order. We dispute the allegations in these complaints and intend to defend against the claims.
In addition, there are several pending investigations and inquiries by U.S. regulatory authorities related to the Cyber Incident, including the Department of Justice and the SEC. We are cooperating and providing information in connection with these investigations and inquiries and are incurring, and in future periods expect to incur, costs and other expenses in connection with these investigations and inquiries. On October 28, 2022, the enforcement staff of the SEC provided us with a “Wells Notice” relating to its investigation into the Cyber Incident. The Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against us alleging violations of certain

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

provisions of the U.S. federal securities laws with respect to our cybersecurity disclosures and public statements, as well as our internal controls and disclosure controls and procedures. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. We maintain that our disclosures, public statements, controls and procedures were appropriate and have responded to the SEC staff’s position. If the SEC were to authorize an action against us, it could seek an order enjoining us from engaging in future violations of provisions of the federal securities laws subject to the action, imposing civil monetary penalties and/or providing for other equitable relief within the SEC’s authority. The results of the Wells Notice process and any corresponding enforcement action and the costs, timing and other potential consequences of responding and complying therewith are unknown at this time.
While we believe it is reasonably possible that we could incur losses associated with these proceedings and investigations, other than with respect to the securities class action, for which we have recorded a liability for the settlement amount in accrued liabilities and other and recorded a receivable of the same amount for expected proceeds from our insurance coverage in prepaid and other current assets in our consolidated balance sheet as of December 31, 2022, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the fact that alleged damages have not been specified and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations could be material to our business, results of operations, financial condition or cash flows in future periods.
Additional lawsuits and claims related to the Cyber Incident may be asserted by or on behalf of customers, stockholders or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which we renewed in June 2022. As of December 31, 2022, we had received the full $15 million of cybersecurity insurance proceeds payments for costs incurred related to the Cyber Incident.
In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident such as the securities class action settlement. As of December 31, 2022, we recorded a loss recovery asset of $30.2 million for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our consolidated balance sheet.
Indemnification
In connection with the Separation, we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our consolidated financial statements as of December 31, 2022.
Purchase Commitments
We have entered into non-cancellable minimum or fixed purchase commitments for third-party cloud infrastructure platform and hosting services. As of December 31, 2022, we had approximately $126.5 million in outstanding purchase commitments which requires us to make cash payments over the next 5 years.
The expected payments for our minimum purchase commitments at December 31, 2022 were as follows:

(in thousands)
2023	$25,589
2024	29,400
2025	32,500
2026	34,500
2027	4,500
Total purchase commitments	$126,489

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
18. Operating Segments and Geographic Information
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
We based revenue by geography on the shipping address of each customer. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. The following tables set forth revenue and net long-lived assets by geographic area:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Revenue
United States, country of domicile	$472,834	$469,791	$480,957
International	246,533	248,841	235,813
Total revenue	$719,367	$718,632	$716,770

	December 31,
	2022	2021

	(in thousands)
Long-lived assets, net
United States, country of domicile	$19,174	$21,841
Philippines	3,508	4,427
All other international	3,952	3,454
Total long-lived assets, net	$26,634	$29,722

SOLARWINDS CORPORATION
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions (Charge to Expense)	Deductions (Write-offs, net of Recoveries)	Ending Balance

	(in thousands)
Allowance for credit losses, customers and other:
Year ended December 31, 2020	$2,021	$1,187	$1,223	$1,985
Year ended December 31, 2021	1,985	23	1,532	476
Year ended December 31, 2022	476	951	254	1,173

Tax valuation allowances:
Year ended December 31, 2020	$9,923	$4,558	$—	$14,481
Year ended December 31, 2021	14,481	—	2,545	11,936
Year ended December 31, 2022	11,936	35,869	—	47,805