Form 10-Q
period 2023-03-31
SolarWinds Corp
filed 2023-05-04
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On May 2, 2023, 163,697,236 shares of common stock, par value $0.001 per share, were outstanding.

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
•expectations regarding the impact of the cyberattack on our Orion Software Platform and internal systems (the "Cyber Incident") on our business and reputation and the additional costs, liabilities and other adverse consequences that we may incur as a result of the Cyber Incident;
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
•expectations regarding the impact of macroeconomic conditions, including the war in Ukraine, geopolitical tensions involving China, inflation, instability in the banking sector and financial services industry, foreign currency exchange rates and the global COVID-19 pandemic on our business and financial results;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•numerous risks related to the Cyber Incident, including with respect to (1) numerous financial, legal, reputational and other risks to us related to the Cyber Incident, including risks that the incident or SolarWinds’ response thereto, may result in the loss of business as a result of termination or non-renewal of agreements or reduced purchases or upgrades of our products, reputational damage adversely affecting customer, partner and vendor relationships and investor confidence, increased attrition of personnel and distraction of key and other personnel, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations and the incurrence of other liabilities, (2) litigation and investigation risks related to the Cyber Incident, including as a result of U.S. regulatory investigations and enforcement actions, including any proceeding that may be commenced by the Securities and Exchange Commission relating to the previously disclosed Wells Notice, and exposure to judgements, fines, settlements and other costs and liabilities related thereto, (3) risks that our insurance coverage may not be available or sufficient to compensate for all liabilities we incur related to these matters and (4) the possibility that our steps to secure our internal environment, improve our product development environment and ensure the security and integrity of the software that we deliver to our customers may not be successful or sufficient to protect against future threat actors or attacks or be perceived by existing and prospective customers as sufficient to address the harm caused by Cyber Incident;
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
•risks related to the evolving breadth of our sales motion and challenges, investments and additional costs associated with increased selling efforts toward enterprise customers and adopting a subscription-first approach;

•risks relating to increased investments in, and the timing of, our transformation from monitoring to observability;
•risks related to any shifts in our revenue mix and the timing of how we recognize revenue as we transition to a subscription-first model;
•regulatory risks, including risks related to evolving regulation of artificial intelligence, machine learning and the receipt, collection, storage, processing and transfer of data;
•potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;
•any of the following factors either generally or as a result of the impacts of global macroeconomic conditions, including the war in Ukraine, geopolitical tensions involving China, inflation, instability in the banking sector and financial services industry, foreign currency exchange rates and the COVID-19 pandemic on the global economy or on our business operations and financial condition or on the business operations and financial conditions of our customers, their end-customers and our prospective customers:
◦reductions in information technology spending or delays in purchasing decisions by our customers, their end-customers and our prospective customers;
◦the inability to sell products to new customers or to sell additional products or upgrades to our existing customers or to convert our existing customers to subscription products;
◦any decline in our renewal or net retention rates or any delay or loss of U.S. government sales;
◦the inability to generate significant volumes of high-quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates;
◦the timing and adoption of new products, product upgrades or pricing model changes by us or our competitors;
◦changes in interest rates;
◦risks associated with our international operations and any international expansion efforts; and
◦ongoing sanctions and disruptions resulting from the war in Ukraine;
•the possibility that our operating income could fluctuate and may decline as percentage of revenue as we make further expenditures to expand our product offerings and sales motion in order to support additional growth in our business;
•our ability to compete effectively in the markets we serve and the risks of increased competition as we enter new markets;
•our ability to attract, retain and motivate employees;
•risks related to the spin-off of the N-able business into a newly created and separately traded public company, including that we could incur significant liability if the separation is determined to be a taxable transaction or potential indemnification liabilities incurred in connection with the separation could materially affect our business and financial results;
•our inability to successfully identify, complete and integrate acquisitions and manage our growth effectively;
•risks associated with our status as a controlled company; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$129,180	$121,738
Short-term investments	11,553	27,114
Accounts receivable, net of allowances of $1,772 and $1,173 as of March 31, 2023 and December 31, 2022, respectively	108,064	100,204
Income tax receivable	1,316	987
Prepaid and other current assets	63,906	57,350
Total current assets	314,019	307,393
Property and equipment, net	23,447	26,634
Operating lease assets	52,739	61,418
Deferred taxes	136,958	134,922
Goodwill	2,388,999	2,380,059
Intangible assets, net	228,272	243,980
Other assets, net	47,015	45,600
Total assets	$3,191,449	$3,200,006
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,848	$14,045
Accrued liabilities and other	35,219	68,284
Current operating lease liabilities	15,013	15,005
Accrued interest payable	306	579
Income taxes payable	14,909	11,841
Current portion of deferred revenue	343,594	337,541
Current debt obligation	12,450	9,338
Total current liabilities	430,339	456,633
Long-term liabilities:
Deferred revenue, net of current portion	41,992	38,945
Non-current deferred taxes	10,488	8,582
Non-current operating lease liabilities	55,968	59,235
Other long-term liabilities	74,586	74,193
Long-term debt, net of current portion	1,192,276	1,192,765
Total liabilities	1,805,649	1,830,353
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 163,666,768 and 161,928,532 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	164	162
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,638,670	2,627,370
Accumulated other comprehensive loss	(37,648)	(48,114)
Accumulated deficit	(1,215,386)	(1,209,765)
Total stockholders’ equity	1,385,800	1,369,653
Total liabilities and stockholders’ equity	$3,191,449	$3,200,006
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription	$54,357	$38,747
Maintenance	114,478	115,495
Total recurring revenue	168,835	154,242
License	17,141	22,626
Total revenue	185,976	176,868
Cost of revenue:
Cost of recurring revenue	18,394	17,831
Amortization of acquired technologies	3,436	17,227
Total cost of revenue	21,830	35,058
Gross profit	164,146	141,810
Operating expenses:
Sales and marketing	65,916	61,044
Research and development	23,791	23,422
General and administrative	25,601	32,664
Amortization of acquired intangibles	13,005	13,239
Total operating expenses	128,313	130,369
Operating income	35,833	11,441
Other income (expense):
Interest expense, net	(28,581)	(16,087)
Other expense, net	(89)	(169)
Total other expense	(28,670)	(16,256)
Income (loss) before income taxes	7,163	(4,815)
Income tax expense (benefit)	12,784	(156)
Net loss	$(5,621)	$(4,659)
Net loss available to common stockholders	$(5,621)	$(4,659)
Net loss available to common stockholders per share:
Basic loss per share	$(0.03)	$(0.03)
Diluted loss per share	$(0.03)	$(0.03)
Weighted-average shares used to compute net loss available to common stockholders per share:
Shares used in computation of basic loss per share	162,773	159,847
Shares used in computation of diluted loss per share	162,773	159,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,621)	$(4,659)
Other comprehensive loss:
Foreign currency translation adjustment	10,383	(16,895)
Unrealized gains on investments, net of income tax expense of $21 and $— for the three months ended March 31, 2023 and 2022, respectively	83	—
Other comprehensive income (loss)	10,466	(16,895)
Comprehensive income (loss)	$4,845	$(21,554)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	161,929	$162	$2,627,370	$(48,114)	$(1,209,765)	$1,369,653
Foreign currency translation adjustment	—	—	—	10,383	—	10,383
Unrealized gains on investments, net of taxes	—	—	—	83	—	83
Net loss	—	—	—	—	(5,621)	(5,621)
Comprehensive income						4,845
Exercise of stock options	6	—	8	—	—	8
Restricted stock units issued, net of shares withheld for taxes	1,531	2	(6,993)	—	—	(6,991)
Issuance of stock	3	—	18	—	—	18
Issuance of stock under employee stock purchase plan	198	—	1,711	—	—	1,711
Stock-based compensation	—	—	16,556	—	—	16,556
Balance at March 31, 2023	163,667	$164	$2,638,670	$(37,648)	$(1,215,386)	$1,385,800

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	159,176	$159	$2,566,783	$1,306	$(280,352)	$2,287,896
Foreign currency translation adjustment	—	—	—	(16,895)	—	(16,895)
Net loss	—	—	—	—	(4,659)	(4,659)
Comprehensive loss						(21,554)
Exercise of stock options	16	—	12	—	—	12
Restricted stock units issued, net of shares withheld for taxes	1,063	1	(6,408)	—	—	(6,407)
Issuance of stock	51	—	216	—	—	216
Issuance of stock under employee stock purchase plan	150	—	1,753	—	—	1,753
Stock-based compensation	—	—	15,462	—	—	15,462
Balance at March 31, 2022	160,456	$160	$2,577,818	$(15,589)	$(285,011)	$2,277,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,621)	$(4,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,018	33,928
Provision for losses on accounts receivable	594	297
Stock-based compensation expense	16,234	15,269
Amortization of debt issuance costs	2,666	2,258
Deferred taxes	1,906	(6,392)
Loss on foreign currency exchange rates	184	280
Other non-cash expenses	5,920	211
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(7,930)	(3,332)
Income taxes receivable	(312)	(243)
Prepaid and other assets	(6,339)	8,073
Accounts payable	(5,205)	(138)
Accrued liabilities and other	(33,587)	(8,482)
Accrued interest payable	(273)	18
Income taxes payable	3,485	(822)
Deferred revenue	7,059	3,876
Other long-term liabilities	—	116
Net cash provided by operating activities	799	40,258
Cash flows from investing activities
Maturities of investments	15,035	—
Purchases of property and equipment	(342)	(1,180)
Purchases of intangible assets	(3,138)	(3,120)
Acquisitions, net of cash acquired	—	(6,500)
Other investing activities	564	—
Net cash provided by (used in) investing activities	12,119	(10,800)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,711	1,753
Repurchase of common stock and incentive restricted stock	(6,991)	(6,419)
Exercise of stock options	8	12
Repayments of borrowings from credit agreement	—	(4,975)
Net cash used in financing activities	(5,272)	(9,629)
Effect of exchange rate changes on cash and cash equivalents	(204)	(727)
Net increase in cash and cash equivalents	7,442	19,102
Cash and cash equivalents
Beginning of period	121,738	732,116
End of period	$129,180	$751,218

Supplemental disclosure of cash flow information
Cash paid for interest	$26,740	$13,907
Cash paid for income taxes	$6,566	$6,259

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
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
•revenue recognition;
•stock-based compensation;
•income taxes; and
•loss contingencies.
Recently Issued Accounting Pronouncements
During the three months ended March 31, 2023, there have been no recently issued accounting pronouncements that are expected to have a material impact to our financial position, results of operations or cash flows.
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
During the year ended December 31, 2022, we experienced declines in our market capitalization and after considering the impact of current macroeconomic conditions on the assumptions used in determining the fair value of our reporting unit, determined it appropriate to perform interim quantitative assessments of our reporting unit as of June 30, 2022 and September 30, 2022. As a result of the interim goodwill impairment analyses, our reporting unit was determined to have a carrying value that exceeded its fair value and therefore, we recorded non-cash goodwill impairment charges of $612.4 million and $278.7 million for the three months ended June 30, 2022 and September 30, 2022, respectively.
Throughout the period since the quantitative assessment on September 30, 2022, there has been no unanticipated changes or negative indicators in the qualitative factors or valuation assumptions that would negatively impact the fair value of our

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

reporting unit. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value at March 31, 2023.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments, Net of Tax	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2022	$(47,996)	$(118)	$(48,114)
Other comprehensive gain before reclassification	10,383	83	10,466
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	10,383	83	10,466
Balance at March 31, 2023	$(37,613)	$(35)	$(37,648)

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue
Details of our total deferred revenue balance are as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2022	$376,486
Deferred revenue recognized	(130,163)
Additional amounts deferred	139,263
Balance at March 31, 2023	$385,586
We expect to recognize revenue related to these remaining performance obligations as of March 31, 2023 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$385,586	$343,594	$40,812	$1,180
Deferred Commissions
Details of our deferred commissions balance are as follows:

		Deferred Commissions
		(in thousands)
Balance at December 31, 2022		$22,540
Commissions capitalized		2,538
Amortization recognized		(1,979)
Balance at March 31, 2023		$23,099

	March 31,	December 31,
	2023	2022

	(in thousands)
Classified as:
Current	$7,334	$6,936
Non-current	15,765	15,604
Total deferred commissions	$23,099	$22,540
Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription offerings as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Amortization of acquired license technologies	$922	$14,483
Amortization of acquired subscription technologies	2,514	2,744
Total amortization of acquired technologies	$3,436	$17,227
The decrease in amortization of acquired license technologies for the three months ended March 31, 2023 in comparison to the same period in 2022 was primarily due to certain intangible assets acquired in connection with the Take Private being fully amortized during the three months ended March 31, 2022.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Investments
Our short-term investments as of March 31, 2023 and December 31, 2022 consist of available-for-sale securities, such as U.S. Treasury securities, corporate bonds, commercial paper and asset-backed securities.
The following table summarizes our short-term investments:

	March 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$3,014	$—	$(13)	$3,001
Corporate bonds	8,584	—	(32)	8,552
Total short-term investments	$11,598	$—	$(45)	$11,553

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$6,013	$—	$(43)	$5,970
Corporate bonds	19,887	—	(105)	19,782
Commercial paper	798	—	—	798
Asset-backed securities	565	—	(1)	564
Total short-term investments	$27,263	$—	$(149)	$27,114

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	March 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
As of March 31, 2023
U.S. Treasury securities	$3,001	$(13)	$—	$—	$3,001	$(13)
Corporate bonds	8,552	(32)	—	—	8,552	(32)
	$11,553	$(45)	$—	$—	$11,553	$(45)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
As of December 31, 2022
U.S. Treasury securities	$5,970	$(43)	$—	$—	$5,970	$(43)
Corporate bonds	19,782	(105)	—	—	19,782	(105)
Asset-backed securities	564	(1)	—	—	564	(1)
	$26,316	$(149)	$—	$—	$26,316	$(149)
The following table summarizes the contractual underlying maturities of our available-for-sale securities:

	March 31, 2023
	Cost	Fair Value

	(in thousands)
Due in one year or less	$11,598	$11,553
4. Goodwill
The following table reflects the changes in goodwill for the three months ended March 31, 2023:

(in thousands)
Balance at December 31, 2022	$2,380,059
Foreign currency translation	8,940
Balance at March 31, 2023	$2,388,999
As of March 31, 2023, the accumulated goodwill impairment on our condensed consolidated balance sheet was $895.1 million.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of March 31, 2023 and December 31, 2022. There have been no transfers between fair value measurement levels during the three months ended March 31, 2023.

	Fair Value Measurements at March 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$73,771	$—	$—	$73,771
Total cash equivalents	73,771	—	—	73,771
Short-term investments:
U.S. Treasury securities	—	3,001	—	3,001
Corporate bonds	—	8,552	—	8,552
Total short-term investments	—	11,553	—	11,553
Total assets	$73,771	$11,553	$—	$85,324

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$48,833	$—	$—	$48,833
Total cash equivalents	48,833	—	—	48,833
Short-term investments:
US Treasury bonds	—	5,970	—	5,970
Corporate bonds	—	19,782	—	19,782
Commercial paper	—	798	—	798
Asset backed securities	—	564	—	564
Total short-term investments	—	27,114	—	27,114
Total assets	$48,833	$27,114	$—	$75,947
As of March 31, 2023 and December 31, 2022, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 6. Debt for additional information regarding our debt.
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Debt
The following table summarizes information relating to our debt:

	March 31,		December 31,
	2023		2022
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2027	1,245,000	8.81%	1,245,000	8.32%
Total principal amount	1,245,000		1,245,000
Unamortized discount and debt issuance costs	(40,274)		(42,897)
Total debt	1,204,726		1,202,103
Less: Current portion of long-term debt	(12,450)		(9,338)
Total long-term debt	$1,192,276		$1,192,765
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate which is, at our option, either (1) a secured overnight financing rate (“SOFR”) rate for a specified interest period plus an applicable margin of 2.75% or (2) a base rate plus an applicable margin of 1.75%, respectively. The SOFR rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%.
Borrowings under our First Lien Term Loan bear interest at a floating rate which is, at our option, either (1) a SOFR rate for a specified interest period plus an applicable margin of 4.00% or (2) a base rate plus an applicable margin of 3.00%. The SOFR rate applicable to the First Lien Term Loan is subject to a “floor” of 0.0%.
The base rate for any day is a fluctuating rate per annum equal to the highest of (a) the rate of interest in effect for such day as publicly announced by Credit Suisse as its “prime rate” and (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the one-month SOFR rate plus 1.0% per annum.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the principal amount.
In addition to paying interest on loans outstanding under the Revolving Credit Facility and the First Lien Term Loan, we are required to pay a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility. The commitment fee is subject to a reduction to 0.375% per annum based on our first lien net leverage ratio.
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of March 31, 2023, we were in compliance with all covenants of the First Lien Credit Agreement.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Loss Per Share
A reconciliation of the number of shares in the calculation of basic and diluted loss per share follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Basic loss per share
Numerator:
Net loss	$(5,621)	$(4,659)
Earnings allocated to unvested restricted stock	—	—
Net loss available to common stockholders	$(5,621)	$(4,659)
Denominator:
Weighted-average shares used in computing basic net loss per share	162,773	159,847

Diluted net loss per share
Numerator:
Net loss available to common stockholders	$(5,621)	$(4,659)
Denominator:
Weighted-average shares used in computing basic loss per share	162,773	159,847
Add dilutive impact of employee equity plans	—	—
Weighted-average shares used in computing diluted net loss per share	162,773	159,847
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Total anti-dilutive shares	12,699	9,618
The calculation of diluted loss per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options or proceeds from the employee stock purchase plan.
8. Income Taxes
For the three months ended March 31, 2023 and 2022, we recorded income tax expense of $12.8 million and income tax benefit of $0.2 million, respectively, resulting in an effective tax rate of 178.5% and 3.2%, respectively. The increase in the effective tax rate for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the increase in income before income taxes and an increase in the valuation allowance resulting from deduction limitations associated with the U.S. Tax Cuts and Jobs Act of 2017.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2023, we had accrued interest and penalties related to unrecognized tax benefits of approximately $3.9 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through February 2016 and 2019 through 2022 tax years generally remain open and subject to examination by federal tax authorities. The 2015 through 2022 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. We are under audit by the Indian Tax Authority for the 2017 tax year. We are currently under audit by the Texas Comptroller for the 2015 through 2020 tax years. We are not currently under audit in any other taxing jurisdictions.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Commitments and Contingencies
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the Cyber Incident. We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident.
Expenses Incurred
We recorded pre-tax expenses (proceeds) related to the Cyber Incident as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cost of recurring revenue	$—	$156
Sales and marketing	—	68
Research and development	—	2
General and administrative	2,028	5,490
Total gross expenses related to the Cyber Incident	2,028	5,716
Less: proceeds received or expected to be received under our insurance coverage	(9,798)	—
Total net expenses (proceeds) related to the Cyber Incident	$(7,770)	$5,716
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
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to multiple lawsuits and investigations. A consolidated putative class action lawsuit alleging violations of the federal securities laws is pending against us and certain of our current and former officers. The complainants seek certification of a class of all persons who purchased or otherwise acquired our securities between October 18, 2018 and December 17, 2020 and seek unspecified monetary damages, costs and attorneys’ fees. On October 28, 2022, the parties entered into a binding settlement term sheet with respect to the securities class action lawsuit and lead plaintiff filed the parties’ Stipulation and Agreement of Settlement with the court on December 8, 2022. The settlement is subject to certain conditions, including notice to potential class members and final court approval. On February 8, 2023, the court granted preliminary approval of the settlement, and on March 2, 2023, we paid $26 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. The settlement resolves all claims asserted against us and the other named defendants in connection with the class action litigation and contains provisions that the settlement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing of any kind by us or any defendant. There can be no assurance that the settlement agreement will be approved by the court. The settlement sum was authorized and approved by our insurers, and if the settlement agreement is approved by the court, we expect that the settlement payment will be reimbursed entirely by applicable directors’ and officers’ liability insurance. In addition, two shareholder derivative actions have been filed, purportedly on behalf of the Company, one in the Western District of Texas and one in the Delaware Court of Chancery, in each case asserting breach of duty and other claims against certain of our current and former officers and directors in connection with the Cyber Incident. On September 30, 2022, the Company and other named defendants filed a motion to dismiss the case filed in the Western District of Texas, which motion remains pending before that court. On October 13, 2022, the Delaware Court of Chancery entered an order dismissing the case in that court with prejudice, and on November 1, 2022 the plaintiffs filed an appeal of such order. We dispute the allegations in these complaints and intend to defend against the claims.
In addition, there are several pending investigations and inquiries by U.S. regulatory authorities related to the Cyber Incident, including from the Department of Justice and the SEC. We are cooperating and providing information in connection with these investigations and inquiries and are incurring, and in future periods expect to incur, costs and other expenses in connection with these investigations and inquiries. On October 28, 2022, the enforcement staff of the SEC provided us with a “Wells Notice” relating to its investigation into the Cyber Incident. The Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against us alleging violations of certain provisions of the U.S. federal securities laws with respect to our cybersecurity disclosures and public statements, as well as our

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

internal controls and disclosure controls and procedures. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. We maintain that our disclosures, public statements, controls and procedures were appropriate, and we currently intend to continue to vigorously defend ourselves, including against any enforcement action or other charges. If the SEC were to authorize an action against us, it could seek an order enjoining us from engaging in future violations of provisions of the federal securities laws subject to the action, imposing civil monetary penalties and/or providing for other equitable relief within the SEC’s authority. The results of the Wells Notice process and any corresponding enforcement action and the costs, timing and other potential consequences of responding and complying therewith are unknown at this time.
While we believe it is reasonably possible that we could incur losses associated with these proceedings and investigations, other than with respect to the securities class action settlement, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the fact that alleged damages have not been specified and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations could be material to our business, results of operations, financial condition or cash flows in future periods.
Additional lawsuits and claims related to the Cyber Incident may be asserted by or on behalf of customers, stockholders or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which renews annually. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident such as the securities class action settlement, which renews annually. As of March 31, 2023, we have a loss recovery asset of $40.0 million recorded for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our condensed consolidated balance sheet.
Indemnification
In connection with the separation and distribution of our managed service provider (“N-able”) business into a newly created and separately traded public company, N-able, Inc. (“Separation”), we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements as of March 31, 2023.
Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
Overview
SolarWinds is a leading provider of simple, powerful, and secure information technology, or IT, management and observability software. Our solutions are designed to give organizations worldwide, regardless of type, size, or complexity, the power to optimize performance of their hybrid IT environments, no matter where they are in their digital transformation journeys.
We offer a broad portfolio of solutions designed to help technology professionals and leaders to monitor, manage, and optimize networks, systems, databases and applications across on-premises, multi-cloud and hybrid IT infrastructures. Most of our offerings are built on a platform-based approach, that we call the SolarWinds Platform, to enable our customers to easily purchase and deploy our products individually or as an integrated offering as their needs evolve. We utilize a cost-efficient, integrated global product development model and have expanded our offerings over time through both organic development and strategic acquisitions. We intend to continue to innovate and invest in areas of product development to bring new products to market and enhance the functionality, ease of use, and integration of our current products. Over time, we intend to grow our subscription revenue by focusing more on selling subscriptions over perpetual licenses, which we call our subscription-first approach.
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
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to several lawsuits and investigations or inquiries as described in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Future Costs
We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods. We expect to recognize these expenses as services are received. Costs related to the Cyber Incident that will be incurred in future periods may include increased expenses associated with ongoing claims, investigations and inquiries, and any new claims, investigations and inquiries. See Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for information related to the legal proceedings and governmental investigations related to the Cyber Incident. While we will incur costs and other expenses associated with these proceedings and investigations, other than the settlement of the consolidated putative class action lawsuit, it is currently not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the fact that alleged damages have not been specified and the lack of resolution on significant factual and legal issues. We also expect to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements.
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which renews annually. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident such as the securities class action settlement, which renews annually. As of March 31, 2023, we have a loss recovery asset of $40.0 million recorded for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our condensed consolidated balance sheet.
Impacts of Macroeconomic Conditions
As a global company, we are subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the ongoing conflict between Russia and Ukraine and resulting sanctions and other actions against Russia and Belarus, geopolitical tensions involving China, market conditions related to inflation and action taken by central banks to counter inflation, fluctuating foreign currency exchange rates, changes in interest rates, instability in the banking sector and financial services industry, supply chain disruption issues and the COVID-19 pandemic. During the second quarter of 2022, we suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. Foreign currency exchange rate fluctuations during the past year negatively impacted our revenues and may continue to impact our revenues in 2023. In addition, rising interest rates have increased our borrowing expense under our credit agreement, and if rates continue to rise, our borrowing costs may continue to increase. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events may continue to negatively impact our results of operation. See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A “Risk Factors” below for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
First Quarter Highlights
Below are our key financial highlights for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Customers
Our approach allows us to both sell to a broad group of potential customers and close large transactions with significant customers. As of March 31, 2023, we had over 300,000 customers. While some customers may spend as little as $100 with us over a twelve-month period, we had 945 customers who spent more than $100,000 with us for the trailing twelve-month period ended March 31, 2023 as compared to 852 for the trailing twelve-month period ended March 31, 2022.
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
Total ARR for the prior period ended March 31, 2022 presented below has been recalculated to conform to the current calculation method. The change in calculation method reduced our previously reported Total ARR as of March 31, 2022 by $5.2 million. There have been no changes in the calculation method for Subscription ARR.

	As of March 31,		Year-over-Year Growth
	2023	2022

	(in thousands, except percentages)
Subscription ARR(1)	$185,178	$141,840	30.6%
Total ARR(2)	648,000	617,635	4.9
_______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period.
The year-over-year growth in Subscription ARR was primarily driven by sales of our time-based subscription offerings as a result of customers transitioning to our subscription products and pricing models including our SolarWinds Hybrid Cloud Observability, sales of our database monitoring solution and sales of our service desk SaaS solution. Total ARR increased primarily due to the growth in Subscription ARR, partially offset by the decline in the annualized value of maintenance contracts as a result of lower new perpetual license sales and the impact of customers transitioning to our subscription offerings.
Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.
•Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.
•Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings and our time-based subscription offerings. We recognize revenue for SaaS offerings, including our SolarWinds Observability solution, ratably over the subscription term once the service is made available to the customer or when we have the right to invoice services performed. We also offer time-based subscription offerings for our SolarWinds Hybrid Cloud Observability solution along with many of our products historically sold as perpetual licenses, such as our network, systems and database management products, to give customers additional flexibility when purchasing our products. Revenue for our time-based subscription offerings, including multi-year arrangements, is recognized upfront upon delivery of the on-premise software license and ratably over the contract period for the related support. We generally invoice our time-based subscription agreements in advance at the beginning of the subscription period and invoice our SaaS offerings over the subscription period on either a monthly or annual basis and to a lesser extent, monthly based on usage. Our subscription revenue grows as customers add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. In addition, while the majority of our contracts include annual subscription periods, subscription revenue is impacted by the timing, duration and volume of multi-year time-based subscription arrangements sold during a period, which impacts the amount of revenue recognized upfront and may cause subscription revenue to fluctuate.
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
•License Revenue. We derive license revenue from sales of perpetual licenses of our on-premise network, systems, storage and database management products to new and existing customers. We include one year of maintenance services as part of our customers’ initial license purchase. License revenue is recognized upfront upon delivery of the electronic license key. We allocate revenue to the license component based upon our estimated standalone selling prices, which is derived by evaluating our historical pricing and discounting practices in observable bundled transactions.
Our continued efforts to increase sales of our subscription offerings as part of our subscription-first approach has impacted the mix of license and recurring revenue. As we introduce new subscription offerings and incentivize our sales teams to focus on more subscription sales, we expect a continued shift in our revenue mix each quarter as existing customers transition to, and new customers purchase, our subscription offerings. However, due to uncertainty regarding the level of customer adoption of our subscription offerings, the timing and impact of this transition are difficult to predict at this time. While we encourage customers to transition to our subscription offerings, we do not require them to transition and plan to continue to sell perpetual licenses and renew maintenance services for our network, systems and database management products. Our license sales and maintenance renewals may decline or fluctuate in future periods as customers transition to our subscription offerings.
Cost of Revenue
•Cost of Recurring Revenue. Cost of recurring revenue primarily consists of technical support personnel costs, public cloud infrastructure and hosting fees, amortization of capitalized development costs related to our hosted solutions and an allocation of overhead costs for our subscription revenue and maintenance services. Allocated costs consist of certain facilities, depreciation, benefits and IT costs allocated based on headcount. We expect our public cloud infrastructure and hosting fees and amortization of capitalized development costs to increase as we expand our subscription-based offerings.
•Amortization of Acquired Technologies. Amortization of acquired technologies consists of amortization related to capitalized costs of technologies acquired, including those acquired in connection with the Take Private.
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of March 31, 2023 was 2,160, as compared to 2,199 as of March 31, 2022. During the first quarter of 2023, as part of our ongoing efforts to improve our operating margins, we completed certain restructuring activities, resulting in lease impairment charges, other costs incurred in connection with the exiting of certain leased facilities and other contracts as well as costs related to headcount reductions.
While we are focused on disciplined expense management, we expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business, including continued product development and increasing our selling efforts toward enterprise customers. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any future acquisitions and any further decisions to increase our investment in our business. Our stock-based compensation expense has increased due to equity awards granted to our employees and directors, and we intend to continue to grant equity awards which will result in additional stock-based compensation expense in future periods.
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
Other Income (Expense)
Other income (expense) primarily consists of interest expense, interest income and gains (losses) resulting from changes in exchange rates on foreign currency denominated accounts. The interest expense on our debt has increased due to increases in interest rates and as a result of the increase in applicable margins resulting from the refinancing of our debt in November 2022. We expect our interest expense may continue to increase as a result of anticipated interest rate increases since the borrowings outstanding under our credit agreement currently bear interest at variable rates.
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
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$54,357	29.2%	$38,747	21.9%	$15,610
Maintenance	114,478	61.6	115,495	65.3	(1,017)
Total recurring revenue	168,835	90.8	154,242	87.2	14,593
License	17,141	9.2	22,626	12.8	(5,485)
Total revenue	$185,976	100.0%	$176,868	100.0%	$9,108
Total revenue increased $9.1 million, or 5.1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in subscription revenue partially offset by decreases in license and maintenance revenue as we continue to transition to a subscription model. Revenue from North America was approximately 70% and 69% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
As a result of macroeconomic conditions, certain of our customers have, and others may, defer renewals or cancel subscriptions which has had, and could in the future have, a negative impact on our revenue. However, despite the impact of macroeconomic conditions, our maintenance renewal rate for the trailing twelve month period was 93%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $15.6 million, or 40.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increased sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model, including our SolarWinds Hybrid Cloud Observability solution, and includes a $3.0 million increase resulting from sales of multi-year time-based arrangements during the period. Our subscription revenue increased as a percentage of our total revenue for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Our net retention rate for our subscription products was as follows:

	Trailing Twelve Months Ended March 31,
	2023	2022

Net retention rate(1)	95%	96%
_______
(1)Net retention rate for subscription products represents the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of the calculation for that same customer base.
Maintenance Revenue. Maintenance revenue decreased $1.0 million, or 0.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the impact on maintenance revenue from customers transitioning to our time-based subscription offerings and the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended March 31,
	2023	2022

Maintenance renewal rate(1)	93%	89%
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
License Revenue
License revenue decreased $5.5 million, or 24.2%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Hybrid Cloud Observability solution and other products that have historically been sold only as perpetual licenses. We expect license revenue to continue to decline as customers transition to our subscription offerings.
Cost of Revenue

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$18,394	9.9%	$17,831	10.1%	$563
Amortization of acquired technologies	3,436	1.8	17,227	9.7	(13,791)
Total cost of revenue	$21,830	11.7%	$35,058	19.8%	$(13,228)
Total cost of revenue decreased in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a decrease in amortization of acquired technologies due to certain intangible assets acquired in connection with the Take Private being fully amortized during the three months ended March 31, 2022. Cost of recurring revenue increased primarily due to increases in amortization of capitalized development costs of $1.1 million and contract services of $0.4 million, partially offset by a decrease in personnel costs of $1.1 million.

Operating Expenses

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$65,916	35.4%	$61,044	34.5%	$4,872
Research and development	23,791	12.8	23,422	13.2	369
General and administrative	25,601	13.8	32,664	18.5	(7,063)
Amortization of acquired intangibles	13,005	7.0	13,239	7.5	(234)
Total operating expenses	$128,313	69.0%	$130,369	73.7%	$(2,056)
Sales and Marketing. Sales and marketing expenses increased $4.9 million, or 8.0%, primarily due to increases in personnel costs of $3.2 million, restructuring charges primarily related to severance expense of $2.4 million and consulting, contract services and subscription costs of $1.2 million. These increases were partially offset by a decrease in marketing program costs of $2.0 million.
Research and Development. Research and development expenses increased $0.4 million, or 1.6%, primarily due to increases in costs for subscriptions used in the development of our offerings of $0.7 million and contract services of $0.6 million, partially offset by a decrease in personnel costs of $1.1 million. The decrease in personnel costs was primarily due to an increase in employee turnover and a $0.5 million increase in capitalized employee costs primarily related to work on our Observability platform.
General and Administrative. General and administrative expenses decreased $7.1 million, or 21.6%, primarily due to a $13.3 million decrease in costs related to the Cyber Incident, which includes a $9.8 million increase in expected insurance recovery proceeds. Cyber Incident costs may fluctuate period to period depending upon the status of litigation and timing of the recording of expected insurance recoveries. The decrease in Cyber Incident costs was partially offset by an increase in restructuring charges of $6.7 million primarily related to lease impairment charges and accelerated depreciation expense in connection with the exiting of certain leased facilities.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.2 million, or 1.8%, primarily due to certain intangible assets being fully amortized during the three months ended March 31, 2022.

Interest Expense, Net

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(28,581)	(15.4)%	$(16,087)	(9.1)%	$(12,494)
Interest expense, net increased by $12.5 million, or 77.7%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in interest expense is primarily due to the increase in interest rates on our debt, including an increase in applicable margins resulting from the refinancing of our debt in November 2022. The weighted-average effective interest rate on our debt was 8.5% for the three months ended March 31, 2023 compared to 2.9% for the three months ended March 31, 2022. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Expense, Net

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other expense, net	$(89)	0.0%	$(169)	(0.1)%	$80

Other expense, net decreased by $0.1 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$7,163	3.9%	$(4,815)	(2.7)%	$11,978
Income tax expense (benefit)	12,784	6.9	(156)	(0.1)	12,940
Effective tax rate	178.5%		3.2%		175.3%
Our income tax expense for the three months ended March 31, 2023 was $12.8 million as compared to an income tax benefit of $0.2 million for the three months ended March 31, 2022. The effective tax rate increased to 178.5% for the period, primarily due to the increase in income before income taxes and an increase in the valuation allowance resulting from deduction limitations associated with the U.S. Tax Cuts and Jobs Act of 2017. For additional discussion about our income taxes, see Note 8. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments, the Cyber Incident, restructuring costs, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP margin excluding such items as amortization of acquired intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition and other costs, restructuring costs and Cyber Incident costs. Management believes these measures are useful for the following reasons:
•Amortization of Acquired Intangible Assets. We provide non-GAAP information that excludes expenses related to purchased intangible assets associated with our acquisitions. We believe that eliminating this expense from our non-GAAP measures is useful to investors because the amortization of acquired intangible assets can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.
•Stock-Based Compensation Expense and Related Employer-Paid Payroll Taxes. We provide non-GAAP information that excludes expenses related to stock-based compensation and related employer-paid payroll taxes. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Employer-paid payroll taxes on stock-based compensation is dependent on our stock price and the timing of the taxable events related to the equity awards, over which our management has little control and does not correlate to the core operation of our business. Because of these unique characteristics of stock-based compensation and related employer-paid payroll taxes, management excludes these expenses when analyzing the organization’s business performance.
•Acquisition and Other Costs. We exclude certain expense items resulting from acquisitions, such as legal, accounting and advisory fees, changes in fair value of contingent consideration, costs related to integrating the acquired businesses, deferred compensation, severance and retention expense. In addition, we exclude certain other costs including expenses related to our offerings. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that we would not have otherwise incurred in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition and other costs, allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.
•Restructuring Costs. We provide non-GAAP information that excludes restructuring costs such as severance, lease impairments and other costs incurred in connection with the exiting of certain leased facilities and other contracts as they relate to our corporate restructuring and exit activities and costs related to the separation of employment with executives of the Company. In addition, we exclude certain costs resulting from the spin-off of N-able, Inc. These costs are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these costs for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.
•Cyber Incident Costs. We exclude certain expenses resulting from the Cyber Incident. Expenses include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services, and consulting services being provided to customers at no charge. Cyber Incident costs are provided net of expected and received insurance reimbursements, although the timing of recognizing insurance reimbursements may differ from the timing of recognizing the associated expenses. We expect to incur significant legal and other professional services expenses associated with the Cyber Incident in future periods. The Cyber Incident results in operating expenses we would not have otherwise incurred in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance. We continue to invest significantly in cybersecurity and expect to make additional investments. These estimated investments are in addition to the Cyber Incident costs and not included in the net Cyber Incident costs reported.

	Three Months Ended March 31,
	2023	2022

	(in thousands, except percentages)
GAAP operating income	$35,833	$11,441
Stock-based compensation expense and related employer-paid payroll taxes	17,157	15,937
Amortization of acquired technologies	3,436	17,227
Amortization of acquired intangibles	13,005	13,239
Acquisition and other costs	55	168
Restructuring costs	10,959	1,423
Cyber Incident costs, net	(7,770)	5,716
Non-GAAP operating income	$72,675	$65,151
GAAP operating margin	19.3%	6.5%
Non-GAAP operating margin	39.1%	36.8%
Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income (loss), excluding amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring costs, acquisition and other costs, Cyber Incident costs, net, interest expense, net, debt-related costs including fees related to our credit agreements, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

	Three Months Ended March 31,
	2023	2022

	(in thousands, except margin data)
Net loss	$(5,621)	$(4,659)
Amortization and depreciation	20,931	33,928
Income tax expense (benefit)	12,784	(156)
Interest expense, net	28,581	16,087
Unrealized foreign currency losses	184	280
Acquisition and other costs	55	168
Debt-related costs	105	102
Stock-based compensation expense and related employer-paid payroll taxes	17,157	15,937
Restructuring costs	10,959	1,387
Cyber Incident costs, net	(7,770)	5,716
Adjusted EBITDA	$77,365	$68,790
Adjusted EBITDA margin	41.6%	38.9%
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $140.7 million as of March 31, 2023. Our international subsidiaries held approximately $46.9 million of cash and cash equivalents, of which 68.4% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. We continue to evaluate the nature and extent of the impact of the Cyber Incident to our business and financial position. Other than with respect to the settlement of the consolidated putative class action lawsuit, currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of the other proceedings and investigations resulting from the Cyber Incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In addition, there continues to be uncertainty in the rapidly changing market and macroeconomic conditions related in part to the war in Ukraine, market conditions related to inflation, fluctuating foreign currency exchange rates, changes in interest rates, geopolitical tensions involving China and instability in the banking sector and financial services industry. However, despite these uncertainties, we believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.
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
Indebtedness
As of March 31, 2023, our total indebtedness was $1.2 billion, with up to $130.0 million of available borrowings under our revolving credit facility. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the principal amount and has a final maturity date of February 5, 2027.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$799	$40,258
Net cash provided by (used in) investing activities	12,119	(10,800)
Net cash used in financing activities	(5,272)	(9,629)
Effect of exchange rate changes on cash and cash equivalents	(204)	(727)
Net increase in cash and cash equivalents	$7,442	$19,102
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, the decrease in cash provided by operating activities was primarily due to increased cash outflows resulting from the changes in our operating assets and liabilities related to the timing of sales and cash payments and receipts. The net cash outflow resulting from the changes in our operating assets and liabilities was $43.1 million for the three months ended March 31, 2023 as compared to $0.9 million for the three months ended March 31, 2022.
Cash flow from operating activities during the three months ended March 31, 2023 includes the $26.0 million consolidated putative class action lawsuit settlement payment made during the period. We expect that this settlement payment will be reimbursed entirely by the applicable directors’ and officers’ liability insurance in a future period. In addition, cash flow from operating activities was impacted by an increase in cash paid for interest and an increase in the receivable for expected insurance recoveries related to Cyber Incident litigation costs of $9.8 million. Cash flow from operations for the three months ended March 31, 2022 included a cash inflow of $5.0 million of cybersecurity insurance proceeds received for costs incurred related to the Cyber Incident.

Investing Activities
Investing cash flows consist primarily of cash used for acquisitions, purchases and maturities of investments, capital expenditures and purchases of intangible assets. Our capital expenditures primarily relate to purchases of computers, servers and equipment and leasehold improvements to support our domestic and international office locations. Purchases of intangible assets consist primarily of capitalized research and development costs.
Net cash provided by investing activities increased in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to $15.0 million in maturities of short-term investments and the absence in the period of cash used for the acquisition of Monalytic, Inc., a monitoring, analytics and professional services company we acquired during the prior year period.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash used in financing activities decreased in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a $5.0 million decrease in repayments of debt under our First Lien Term Loan. In connection with our debt refinancing in November 2022, no quarterly debt repayment was required in the three months ended March 31, 2023.
In the three months ended March 31, 2023 and 2022, we withheld and retired shares of common stock to satisfy $7.0 million and $6.4 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
Contractual Obligations and Commitments
As of March 31, 2023, there have been no material changes in our contractual obligations and commitments as of December 31, 2022 that were disclosed in our Annual Report on Form 10-K.
During the three months ended March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
•revenue recognition;
•stock-based compensation;
•income taxes; and
•loss contingencies.
A full description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 22, 2023. There have been no material changes to our critical accounting policies and estimates since that time.

Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, if any, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $129.2 million and $121.7 million at March 31, 2023 and December 31, 2022, respectively. We also had short-term investments classified as available-for-sale securities of $11.6 million and $27.1 million at March 31, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of bank demand deposits, money market funds and investments with original maturities of three months or less. Our short-term investments consist primarily of corporate bonds and U.S. Treasury securities. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at March 31, 2023. We strive to maintain our cash deposits and invest in money market funds with multiple financial institutions of reputable credit and perform periodic evaluations of the relative credit standing of the financial institutions. We believe the financial institutions that hold our cash and cash equivalents are financially sound and minimal credit risk exists with respect to cash.
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
We had total indebtedness with an outstanding principal balance of $1.25 billion at each of March 31, 2023 and December 31, 2022. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or a secured overnight financing rate (“SOFR”) with a 0% floor. As of March 31, 2023 and December 31, 2022, the annual rate on borrowings was 8.81% and 8.32%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $12.5 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2022 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.25 billion U.S. dollar term loans as of March 31, 2023, not subject to market pricing. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, Europe, Canada, South America and Australia. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Australian Dollar against the United States Dollar, or USD. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact of the war in Ukraine, geopolitical tensions involving China, instability in the banking sector and financial services industry, inflation, or changes in interest rates on the global economy. Changes in foreign currency exchange rates have had and could continue to have an adverse impact on our financial results and cash flows.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of March 31, 2023 and December 31, 2022, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three months ended March 31, 2023 and 2022.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
With the exception of the following updated risk factors, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Risks Related to Our Business and Industry
Adverse developments affecting the financial services industry could have an adverse impact on our business, financial condition or results of operations.
Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, have in the past and may in the future lead to market-wide liquidity problems. For example, the closures of Silicon Valley Bank ("SVB") and Signature Bank in March 2023 have created bank-specific and broader financial institution liquidity risk and concerns. Although the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.
Although we do not hold any cash or cash equivalents at SVB or Signature Bank, and we do not have any banking, credit or other relationship with either SVB or Signature Bank, if other banks and financial institutions wind down and liquidate, enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. In addition, the residual effects of the collapse of SVB and Signature Bank and related instability in the global financial markets may cause difficulties for our customers and channel partners, resulting in reduced spending by them on our solutions. Finally, if any of our vendors have relationships with any of the banks that have been closed, it could negatively impact their ability to deliver their services to the Company.
More generally, these events have resulted in market disruption and volatility and could lead to greater instability in the credit and financial markets and a deterioration in confidence in economic conditions. Our operations may be adversely affected by any such economic downturn, liquidity shortages, volatile business environments, or unpredictable market conditions. The future effect of these events on the financial services industry and broader economy are unknown and difficult to predict but could include failures of other financial institutions to which we or our customers, partners, vendors, or other counterparties face direct or more significant exposure. Any such developments could adversely impact our results of operation and financial position, and we cannot guarantee we will be able to avoid any negative consequences relating to these recent developments or any future related developments.

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

SOLARWINDS CORPORATION

Dated:	May 4, 2023	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)