Form 10-Q
period 2023-06-30
SolarWinds Corp
filed 2023-08-09
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On August 4, 2023, 164,738,253 shares of common stock, par value $0.001 per share, were outstanding.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•numerous risks related to the Cyber Incident, including with respect to (1) numerous financial, legal, reputational and other risks to us related to the Cyber Incident, including risks that the incident or SolarWinds’ response thereto, may result in the loss of business as a result of termination or non-renewal of agreements or reduced purchases or upgrades of our products, reputational damage adversely affecting customer, partner and vendor relationships and investor confidence, increased attrition of personnel and distraction of key and other personnel, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations and the incurrence of other liabilities, (2) litigation and investigation risks related to the Cyber Incident, including as a result of U.S. regulatory investigations and enforcement actions, including any proceeding that may be commenced against us or our current and former executive officers and employees by the Securities and Exchange Commission, in each case relating to the previously disclosed Wells Notices, and exposure to judgements, fines, settlements and other costs and liabilities related thereto, (3) risks that our insurance coverage may not be available or sufficient to compensate for all liabilities we incur related to these matters and (4) the possibility that our steps to secure our internal environment, improve our product development environment and ensure the security and integrity of the software that we deliver to our customers may not be successful or sufficient to protect against future threat actors or attacks or be perceived by existing and prospective customers as sufficient to address the harm caused by Cyber Incident;
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
•risks related to using artificial intelligence in our business and our solutions, including risks related to evolving regulation of artificial intelligence, machine learning and the receipt, collection, storage, processing and transfer of data;
•potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;
•any of the following factors either generally or as a result of the impacts of global macroeconomic conditions, including the war in Ukraine, geopolitical tensions involving China, inflation, instability in the banking sector and financial services industry, foreign currency exchange rates and the effects of the COVID-19 pandemic on the global economy or on our business operations and financial condition or on the business operations and financial conditions of our customers, their end-customers and our prospective customers:
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
◦changes in interest rates;
◦risks associated with our international operations and any international expansion efforts; and
◦ongoing sanctions and export controls;
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
•risks associated with our status as a controlled company; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and this Quarterly Report on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$177,194	$121,738
Short-term investments	995	27,114
Accounts receivable, net of allowances of $2,425 and $1,173 as of June 30, 2023 and December 31, 2022, respectively	83,446	100,204
Income tax receivable	1,998	987
Prepaid and other current assets	67,046	57,350
Total current assets	330,679	307,393
Property and equipment, net	21,114	26,634
Operating lease assets	43,837	61,418
Deferred taxes	136,509	134,922
Goodwill	2,386,896	2,380,059
Intangible assets, net	212,592	243,980
Other assets, net	48,807	45,600
Total assets	$3,180,434	$3,200,006
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,928	$14,045
Accrued liabilities and other	39,982	68,284
Current operating lease liabilities	14,847	15,005
Accrued interest payable	307	579
Income taxes payable	25,656	11,841
Current portion of deferred revenue	332,309	337,541
Current debt obligation	12,450	9,338
Total current liabilities	436,479	456,633
Long-term liabilities:
Deferred revenue, net of current portion	42,018	38,945
Non-current deferred taxes	4,995	8,582
Non-current operating lease liabilities	52,276	59,235
Other long-term liabilities	54,194	74,193
Long-term debt, net of current portion	1,191,816	1,192,765
Total liabilities	1,781,778	1,830,353
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 164,710,793 and 161,928,532 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	165	162
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,654,178	2,627,370
Accumulated other comprehensive loss	(40,561)	(48,114)
Accumulated deficit	(1,215,126)	(1,209,765)
Total stockholders’ equity	1,398,656	1,369,653
Total liabilities and stockholders’ equity	$3,180,434	$3,200,006
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	$53,389	$36,980	$107,746	$75,727
Maintenance	116,056	113,972	230,534	229,467
Total recurring revenue	169,445	150,952	338,280	305,194
License	15,589	25,082	32,730	47,708
Total revenue	185,034	176,034	371,010	352,902
Cost of revenue:
Cost of recurring revenue	18,533	15,460	36,927	33,291
Amortization of acquired technologies	3,425	3,648	6,861	20,875
Total cost of revenue	21,958	19,108	43,788	54,166
Gross profit	163,076	156,926	327,222	298,736
Operating expenses:
Sales and marketing	59,838	64,615	125,754	125,659
Research and development	24,081	22,108	47,872	45,530
General and administrative	34,418	41,283	60,019	73,947
Amortization of acquired intangibles	12,094	13,103	25,099	26,342
Goodwill impairment	—	612,395	—	612,395
Total operating expenses	130,431	753,504	258,744	883,873
Operating income (loss)	32,645	(596,578)	68,478	(585,137)
Other income (expense):
Interest expense, net	(29,443)	(18,401)	(58,024)	(34,488)
Other income (expense), net	13	726	(76)	557
Total other expense	(29,430)	(17,675)	(58,100)	(33,931)
Income (loss) before income taxes	3,215	(614,253)	10,378	(619,068)
Income tax expense	2,955	7,871	15,739	7,715
Net income (loss)	$260	$(622,124)	$(5,361)	$(626,783)
Net income (loss) available to common stockholders	$260	$(622,124)	$(5,361)	$(626,783)
Net income (loss) available to common stockholders per share:
Basic income (loss) per share	$—	$(3.87)	$(0.03)	$(3.91)
Diluted income (loss) per share	$—	$(3.87)	$(0.03)	$(3.91)
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic income (loss) per share	164,193	160,663	163,487	160,257
Shares used in computation of diluted income (loss) per share	165,386	160,663	163,487	160,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$260	$(622,124)	$(5,361)	$(626,783)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,950)	(53,670)	7,433	(70,565)
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $10 and $(34) for the three months ended June 30, 2023 and 2022, respectively, and $31 and $(34) for the six months ended June 30, 2023 and 2022, respectively	37	(152)	120	(152)
Other comprehensive income (loss)	(2,913)	(53,822)	7,553	(70,717)
Comprehensive income (loss)	$(2,653)	$(675,946)	$2,192	$(697,500)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	163,667	$164	$2,638,670	$(37,648)	$(1,215,386)	$1,385,800
Foreign currency translation adjustment	—	—	—	(2,950)	—	(2,950)
Unrealized gain on investments, net of taxes	—	—	—	37	—	37
Net income	—	—	—	—	260	260
Comprehensive loss						(2,653)
Exercise of stock options	115	—	104	—	—	104
Restricted stock units issued, net of shares withheld for taxes	929	1	(3,177)	—	—	(3,176)
Stock-based compensation	—	—	18,581	—	—	18,581
Balance at June 30, 2023	164,711	$165	$2,654,178	$(40,561)	$(1,215,126)	$1,398,656

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	161,929	$162	$2,627,370	$(48,114)	$(1,209,765)	$1,369,653
Foreign currency translation adjustment	—	—	—	7,433	—	7,433
Unrealized gain on investments, net of taxes	—	—	—	120	—	120
Net loss	—	—	—	—	(5,361)	(5,361)
Comprehensive income						2,192
Exercise of stock options	121	—	112	—	—	112
Restricted stock units issued, net of shares withheld for taxes	2,460	3	(10,170)	—	—	(10,167)
Issuance of stock	3	—	18	—	—	18
Issuance of stock under employee stock purchase plan	198	—	1,711	—	—	1,711
Stock-based compensation	—	—	35,137	—	—	35,137
Balance at June 30, 2023	164,711	$165	$2,654,178	$(40,561)	$(1,215,126)	$1,398,656

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	160,456	$160	$2,577,818	$(15,589)	$(285,011)	$2,277,378
Foreign currency translation adjustment	—	—	—	(53,670)	—	(53,670)
Unrealized loss on investments, net of taxes	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	(622,124)	(622,124)
Comprehensive loss						(675,946)
Exercise of stock options	18	—	25	—	—	25
Restricted stock units issued, net of shares withheld for taxes	391	1	(1,476)	—	—	(1,475)
Issuance of stock	6	—	11	—	—	11
Stock-based compensation	—	—	17,814	—	—	17,814
Balance at June 30, 2022	160,871	$161	$2,594,192	$(69,411)	$(907,135)	$1,617,807

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	159,176	$159	$2,566,783	$1,306	$(280,352)	$2,287,896
Foreign currency translation adjustment	—	—	—	(70,565)	—	(70,565)
Unrealized loss on investments, net of taxes	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	(626,783)	(626,783)
Comprehensive loss						(697,500)
Exercise of stock options	34	—	37	—	—	37
Restricted stock units issued, net of shares withheld for taxes	1,454	2	(7,884)	—	—	(7,882)
Issuance of stock	57	—	227	—	—	227
Issuance of stock under employee stock purchase plan	150	—	1,753	—	—	1,753
Stock-based compensation	—	—	33,276	—	—	33,276
Balance at June 30, 2022	160,871	$161	$2,594,192	$(69,411)	$(907,135)	$1,617,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(5,361)	$(626,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,132	54,059
Goodwill and indefinite-lived intangible asset impairment	—	621,760
Provision for losses on accounts receivable	1,293	366
Stock-based compensation expense	34,494	32,684
Amortization of debt issuance costs	5,361	4,536
Deferred taxes	(3,593)	(9,027)
(Gain) loss on foreign currency exchange rates	116	(440)
Lease impairment charges	11,689	—
Other non-cash expenses	245	142
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	15,873	8,912
Income taxes receivable	(999)	(110)
Prepaid and other assets	(9,522)	6,566
Accounts payable	(3,048)	252
Accrued liabilities and other	(29,736)	(3,976)
Accrued interest payable	(272)	81
Income taxes payable	(6,171)	(4,700)
Deferred revenue	(3,734)	(2,998)
Other long-term liabilities	—	116
Net cash provided by operating activities	49,767	81,440
Cash flows from investing activities
Purchases of investments	(988)	(55,885)
Maturities of investments	26,535	—
Purchases of property and equipment	(1,387)	(3,533)
Purchases of intangible assets	(6,867)	(7,508)
Acquisitions, net of cash acquired	—	(6,500)
Other investing activities	564	—
Net cash provided by (used in) investing activities	17,857	(73,426)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,711	1,753
Repurchase of common stock and incentive restricted stock	(10,167)	(7,921)
Exercise of stock options	112	37
Repayments of borrowings from credit agreement	(3,113)	(9,950)
Net cash used in financing activities	(11,457)	(16,081)
Effect of exchange rate changes on cash and cash equivalents	(711)	(1,609)
Net increase (decrease) in cash and cash equivalents	55,456	(9,676)
Cash and cash equivalents
Beginning of period	121,738	732,116
End of period	$177,194	$722,440

Supplemental disclosure of cash flow information
Cash paid for interest	$54,935	$30,933
Cash paid for income taxes	$24,140	$19,422

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
Recently Issued Accounting Pronouncements
During the six months ended June 30, 2023, there have been no recently issued accounting pronouncements that are expected to have a material impact to our financial position, results of operations or cash flows.
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
Throughout the period since the quantitative assessment on September 30, 2022, there have been no unanticipated changes or negative indicators in the qualitative factors or valuation assumptions that would negatively impact the fair value of our

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

reporting unit. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value at June 30, 2023.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments, Net of Tax	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2022	$(47,996)	$(118)	$(48,114)
Other comprehensive gain before reclassification	7,433	120	7,553
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	7,433	120	7,553
Balance at June 30, 2023	$(40,563)	$2	$(40,561)

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue
Details of our total deferred revenue balance are as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2022	$376,486
Deferred revenue recognized	(263,271)
Additional amounts deferred	261,112
Balance at June 30, 2023	$374,327
We expect to recognize revenue related to these remaining performance obligations as of June 30, 2023 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$374,327	$332,309	$40,932	$1,086
Deferred Commissions
Details of our deferred commissions balance are as follows:

		Deferred Commissions
		(in thousands)
Balance at December 31, 2022		$22,540
Commissions capitalized		4,832
Amortization recognized		(4,065)
Balance at June 30, 2023		$23,307

	June 30,	December 31,
	2023	2022

	(in thousands)
Classified as:
Current	$7,557	$6,936
Non-current	15,750	15,604
Total deferred commissions	$23,307	$22,540
Leases
During the six months ended June 30, 2023, as part of our ongoing efforts to align our office lease arrangements with our anticipated operating needs, we exited certain leased facilities and recognized impairment charges for the related operating lease assets of $11.7 million, which are included in general and administrative expense.

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription offerings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Amortization of acquired license technologies	$924	$921	$1,846	$15,404
Amortization of acquired subscription technologies	2,501	2,727	5,015	5,471
Total amortization of acquired technologies	$3,425	$3,648	$6,861	$20,875

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The decrease in amortization of acquired license technologies for the six months ended June 30, 2023 in comparison to the same period in 2022 was primarily due to certain intangible assets acquired in connection with the Take Private being fully amortized.
3. Investments
Our short-term investments as of June 30, 2023 and December 31, 2022 consist of available-for-sale securities, such as U.S. Treasury securities and other federal agency bonds, corporate bonds, commercial paper and asset-backed securities.
The following table summarizes our short-term investments:

	June 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. government agency bonds	$993	$2	$—	$995
Total short-term investments	$993	$2	$—	$995

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$6,013	$—	$(43)	$5,970
Corporate bonds	19,887	—	(105)	19,782
Commercial paper	798	—	—	798
Asset-backed securities	565	—	(1)	564
Total short-term investments	$27,263	$—	$(149)	$27,114
The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
As of December 31, 2022
U.S. Treasury securities	$5,970	$(43)	$—	$—	$5,970	$(43)
Corporate bonds	19,782	(105)	—	—	19,782	(105)
Asset-backed securities	564	(1)	—	—	564	(1)
	$26,316	$(149)	$—	$—	$26,316	$(149)
The following table summarizes the contractual underlying maturities of our available-for-sale securities:

	June 30, 2023
	Cost	Fair Value

	(in thousands)
Due in one year or less	$993	$995

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Goodwill
The following table reflects the changes in goodwill for the six months ended June 30, 2023:

(in thousands)
Balance at December 31, 2022	$2,380,059
Foreign currency translation	6,837
Balance at June 30, 2023	$2,386,896
As of June 30, 2023, the accumulated goodwill impairment on our condensed consolidated balance sheet was $894.6 million.
5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of June 30, 2023 and December 31, 2022. There have been no transfers between fair value measurement levels during the six months ended June 30, 2023.

	Fair Value Measurements at June 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$115,930	$—	$—	$115,930
U.S. Treasury securities	—	4,714	—	4,714
U.S. government agency bonds	—	1,994	—	1,994
Commercial paper	—	13,739	—	13,739
Total cash equivalents	115,930	20,447	—	136,377
Short-term investments:
U.S. government agency bonds	—	995	—	995
Total short-term investments	—	995	—	995
Total assets	$115,930	$21,442	$—	$137,372

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$48,833	$—	$—	$48,833
Total cash equivalents	48,833	—	—	48,833
Short-term investments:
U.S. Treasury bonds	—	5,970	—	5,970
Corporate bonds	—	19,782	—	19,782
Commercial paper	—	798	—	798
Asset-backed securities	—	564	—	564
Total short-term investments	—	27,114	—	27,114
Total assets	$48,833	$27,114	$—	$75,947

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2023 and December 31, 2022, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 6. Debt for additional information regarding our debt.
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
6. Debt
The following table summarizes information relating to our debt:

	June 30,		December 31,
	2023		2022
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2027	1,241,888	8.85%	1,245,000	8.32%
Total principal amount	1,241,888		1,245,000
Unamortized discount and debt issuance costs	(37,622)		(42,897)
Total debt	1,204,266		1,202,103
Less: Current portion of long-term debt	(12,450)		(9,338)
Total long-term debt	$1,191,816		$1,192,765
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate which is, at our option, either (1) a secured overnight financing rate (“SOFR”) rate for a specified interest period plus an applicable margin of 2.25% or (2) a base rate plus an applicable margin of 1.25%, respectively. The SOFR rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%.
Borrowings under our First Lien Term Loan bear interest at a floating rate which is, at our option, either (1) a SOFR rate for a specified interest period plus an applicable margin of 3.75% or (2) a base rate plus an applicable margin of 2.75%. The SOFR rate applicable to the First Lien Term Loan is subject to a “floor” of 0.0%.
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
In addition to paying interest on loans outstanding under the Revolving Credit Facility and the First Lien Term Loan, we are required to pay a commitment fee of 0.375% per annum of unused commitments under the Revolving Credit Facility.
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of June 30, 2023, we were in compliance with all covenants of the First Lien Credit Agreement.
7. Income (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted income (loss) per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Basic income (loss) per share
Numerator:
Net income (loss)	$260	$(622,124)	$(5,361)	$(626,783)
Earnings allocated to unvested restricted stock	—	—	—	—
Net income (loss) available to common stockholders	$260	$(622,124)	$(5,361)	$(626,783)
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	164,193	160,663	163,487	160,257

Diluted net income (loss) per share
Numerator:
Net income (loss) available to common stockholders	$260	$(622,124)	$(5,361)	$(626,783)
Denominator:
Weighted-average shares used in computing basic income (loss) per share	164,193	160,663	163,487	160,257
Add dilutive impact of employee equity plans	1,193	—	—	—
Weighted-average shares used in computing diluted net income (loss) per share	165,386	160,663	163,487	160,257
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Total anti-dilutive shares	7,429	12,954	14,089	11,074
The calculation of diluted income (loss) per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options or proceeds from the employee stock purchase plan.
8. Income Taxes
For the three months ended June 30, 2023 and 2022, we recorded income tax expense of $3.0 million and $7.9 million, respectively, resulting in an effective tax rate of 91.9% and (1.3)%, respectively. For the six months ended June 30, 2023 and 2022, we recorded income tax expense of $15.7 million and $7.7 million, respectively, resulting in an effective tax rate of 151.7% and (1.2)%, respectively. The increase in the effective tax rates for the three and six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the effect of the goodwill impairment recognized in 2022, which is primarily non-deductible for income tax purpose, as well as an increase in the valuation allowance resulting from deduction limitations associated with the U.S. Tax Cuts and Jobs Act of 2017, or U.S. Tax Act.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2023, we had accrued interest and penalties related to unrecognized tax benefits of approximately $4.2 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through February 2016 and 2019 through 2022 tax years generally remain open and subject to examination by federal tax authorities. The 2015 through 2022 tax years generally remain open and subject to examination by the state tax authorities and foreign tax

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Expenses Incurred
We recorded pre-tax expenses (proceeds) related to the Cyber Incident as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of recurring revenue	$—	$7	$—	$163
Sales and marketing	—	62	—	130
Research and development	—	—	—	2
General and administrative	5,580	3,679	7,608	9,169
Total gross expenses related to the Cyber Incident	5,580	3,748	7,608	9,464
Less: proceeds received or expected to be received under our insurance coverage	(5,000)	—	(14,798)	—
Total net expenses (proceeds) related to the Cyber Incident	$580	$3,748	$(7,190)	$9,464
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
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to multiple lawsuits and investigations. A consolidated putative class action lawsuit alleging violations of the federal securities laws was filed against us and certain of our current and former officers. The complainants sought certification of a class of all persons who purchased or otherwise acquired our securities between October 18, 2018 and December 17, 2020 and sought unspecified monetary damages, costs and attorneys’ fees. On October 28, 2022, the parties entered into a binding settlement term sheet with respect to the securities class action lawsuit and lead plaintiff filed the parties’ Stipulation and Agreement of Settlement with the court on December 8, 2022. On February 8, 2023, the court granted preliminary approval of the settlement, and on March 2, 2023, we paid $26 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. The settlement resolves all claims asserted against us and the other named defendants in connection with the class action litigation and contains provisions that the settlement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing of any kind by us or any defendant. On July 28, 2023, the court held a final settlement hearing after which the court entered an order and final judgment approving the settlement. The settlement sum was authorized and approved by our insurers, and we expect that the settlement payment will be reimbursed entirely by applicable directors’ and officers’ liability insurance. In addition, two shareholder derivative actions were filed, purportedly on behalf of the Company, one in the Western District of Texas and one in the Delaware Court of Chancery, in each case asserting breach of duty and other claims against certain of our current and former officers and directors in connection with the Cyber Incident. On October 13, 2022, the Delaware Court of Chancery entered an order dismissing the case in that court with prejudice, and on May 17, 2023, the Supreme Court of the State of Delaware entered an order affirming the Delaware Court of Chancery’s judgment. On July 12, 2023, the United States District Court for the Western District of Texas entered a final judgment dismissing the case in that court without prejudice.
In addition, there are several pending investigations and inquiries by U.S. regulatory authorities related to the Cyber Incident, including from the Department of Justice and the SEC. We are cooperating and providing information in connection with these investigations and inquiries and are incurring, and in future periods expect to incur, costs and other expenses in connection with these investigations and inquiries. On October 28, 2022, the enforcement staff of the SEC provided us with a

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

“Wells Notice” relating to its investigation, or the Investigation, into the Cyber Incident. Subsequently, certain of our current and former executive officers and employees, including our Chief Financial Officer and Chief Information Security Officer, also received “Wells Notices” from the SEC staff, each in connection with the Investigation. The Wells Notices state that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against us and each such individual, respectively, alleging violations of certain provisions of the U.S. federal securities laws with respect to our cybersecurity disclosures and public statements, as well as our internal controls and disclosure controls and procedures. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. We maintain that our disclosures, public statements, controls and procedures were appropriate, and we currently intend to continue to vigorously defend ourselves, including against any enforcement action or other charges. If the SEC were to authorize an action against us or such individuals, it could seek an order enjoining us or the individuals from engaging in future violations of provisions of the federal securities laws subject to the action and, in the case of the individuals, imposing a bar from serving as an officer or director of a public company, imposing civil monetary penalties and/or providing for other equitable relief within the SEC’s authority. The results of the Wells Notice process and any corresponding enforcement action and the costs, timing and other potential consequences of responding and complying therewith are unknown at this time.
While we believe it is reasonably possible that we could incur losses associated with these proceedings and investigations, other than with respect to the securities class action settlement and the two shareholder derivative actions, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the fact that alleged damages have not been specified and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations could be material to our business, results of operations, financial condition or cash flows in future periods.
Additional lawsuits and claims related to the Cyber Incident may be asserted by or on behalf of customers, stockholders or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which renews annually. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident such as the securities class action settlement, which renews annually. As of June 30, 2023, we have a loss recovery asset of $45 million recorded for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our condensed consolidated balance sheet.
Indemnification
In connection with the separation and distribution of our managed service provider (“N-able”) business into a newly created and separately traded public company, N-able, Inc. (“Separation”), we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements as of June 30, 2023.
Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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
Expenses
Expenses incurred related to the Cyber Incident include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services, and consulting services provided to customers at no charge, all of which were expensed as incurred. See Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding expenses incurred related to the Cyber Incident.
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
Future Costs
We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods. We expect to recognize these expenses as services are received. Costs related to the Cyber

Incident that will be incurred in future periods may include increased expenses associated with ongoing claims, investigations and inquiries, and any new claims, investigations and inquiries. See Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for information related to the legal proceedings and governmental investigations related to the Cyber Incident. While we will incur costs and other expenses associated with these proceedings and investigations, other than with respect to the settlement of the consolidated putative class action lawsuit and dismissal of the two derivative cases, it is currently not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of such proceedings and investigations based on the fact that alleged damages have not been specified and the lack of resolution on significant factual and legal issues. We also expect to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements.
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which renews annually. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident such as the securities class action settlement, which renews annually. As of June 30, 2023, we have a loss recovery asset of $45 million recorded for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our condensed consolidated balance sheet.
Impacts of Macroeconomic Conditions
As a global company, we are subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the ongoing conflict between Russia and Ukraine and resulting sanctions and other actions against Russia and Belarus, geopolitical tensions involving China, market conditions related to inflation and action taken by central banks to counter inflation, fluctuating foreign currency exchange rates, changes in interest rates, instability in the banking sector and financial services industry, supply chain disruption issues and the effects of the COVID-19 pandemic. We have suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. Foreign currency exchange rate fluctuations during the past year negatively impacted our revenues and may continue to impact our revenues in 2023. In addition, rising interest rates have increased our borrowing expense under our credit agreement, and if rates continue to rise, our borrowing costs may continue to increase. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events may continue to negatively impact our results of operation. See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
Second Quarter Highlights
Below are our key financial highlights for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Customers
Our approach allows us to both sell to a broad group of potential customers and close large transactions with significant customers. As of June 30, 2023, we had over 300,000 customers. While some customers may spend as little as $100 with us over a twelve-month period, we had 933 customers who spent more than $100,000 with us for the trailing twelve-month period ended June 30, 2023 as compared to 879 for the trailing twelve-month period ended June 30, 2022.
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
Total ARR for the prior period ended June 30, 2022 presented below has been recalculated to conform to the current calculation method. The change in calculation method reduced our previously reported Total ARR as of June 30, 2022 by $4.0 million. There have been no changes in the calculation method for Subscription ARR.

	As of June 30,		Year-over-Year Growth
	2023	2022

	(in thousands, except percentages)
Subscription ARR(1)	$197,725	$148,277	33.3%
Total ARR(2)	657,104	621,449	5.7
_______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period.
The year-over-year growth in Subscription ARR was primarily driven by sales of our time-based subscription offerings as a result of customers transitioning to our subscription products and pricing models including our SolarWinds Hybrid Cloud Observability. Total ARR increased primarily due to the growth in Subscription ARR, partially offset by the decline in the annualized value of maintenance contracts as a result of lower new perpetual license sales and the impact of customers transitioning to our subscription offerings.
Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.
•Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.
•Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings and our time-based subscription offerings. We recognize revenue for SaaS offerings, including our SolarWinds Observability solution, ratably over the subscription term once the service is made available to the customer or when we have the right to invoice services performed. We also offer time-based subscription offerings for our SolarWinds Hybrid Cloud Observability solution along with many of our products historically sold as perpetual licenses, such as our network, systems and database management products, to give customers additional flexibility when purchasing our products. Revenue for our time-based subscription offerings, including multi-year arrangements, is recognized upfront upon delivery of the on-premise software license and ratably over the contract period for the related support. We generally invoice our time-based subscription agreements in advance at the beginning of the subscription period and invoice our SaaS offerings over the subscription period on either a monthly or annual basis and to a lesser extent, monthly based on usage. Our subscription revenue grows as customers transition to our subscription model, add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. In addition, while the majority of our contracts include annual subscription periods, subscription revenue is impacted by the timing, duration and volume of multi-year time-based subscription arrangements sold during a period, which impacts the amount of revenue recognized upfront and may cause subscription revenue to fluctuate.
•Maintenance Revenue. We derive maintenance revenue from the sale of maintenance services associated with our perpetual license products. Perpetual license customers pay for maintenance services based on the products they have purchased. We recognize maintenance revenue ratably on a daily basis over the contract period. Our maintenance revenue grows when we renew existing maintenance contracts and add new perpetual license customers, and as existing customers add new products. In addition, we typically implement annual price increases for our maintenance services. We also include professional services and other revenue in maintenance revenue, which is generally recognized ratably or as delivered.

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
Our continued efforts to increase sales of our subscription offerings as part of our subscription-first approach has impacted the mix of license and recurring revenue. As we introduce new subscription offerings and incentivize our sales teams to focus on more subscription sales, we expect a continued shift in our revenue mix each quarter as existing customers transition to, and new customers purchase, our subscription offerings. However, due to uncertainty regarding the level of customer adoption of our subscription offerings, the timing and impact of this transition are difficult to predict at this time. While we encourage customers to transition to our subscription offerings, we do not require them to transition and we plan to continue to sell perpetual licenses and renew maintenance services for our network, systems and database management products. Our license sales and maintenance renewals may decline or fluctuate in future periods as customers transition to our subscription offerings.
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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of June 30, 2023 was 2,129, as compared to 2,215 as of June 30, 2022. During 2023, as part of our ongoing efforts to improve our operating margins, we completed certain restructuring activities, resulting in lease impairment charges, other costs incurred in connection with the exiting of certain leased facilities and other contracts as well as costs related to headcount reductions.
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
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing and maintenance renewal and subscription retention teams. Sales and marketing expenses also includes the cost of digital marketing programs such as paid search, search engine optimization and management, website maintenance and design. As part of our ongoing efforts to improve our operating margins, we have and expect to continue to invest selectively in our marketing programs as we look to optimize our sales and marketing productivity and expand our routes to market.
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
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$53,389	28.9%	$36,980	21.0%	$16,409
Maintenance	116,056	62.7	113,972	64.7	2,084
Total recurring revenue	169,445	91.6	150,952	85.8	18,493
License	15,589	8.4	25,082	14.2	(9,493)
Total revenue	$185,034	100.0%	$176,034	100.0%	$9,000
Total revenue increased $9.0 million, or 5.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase in recurring revenue partially offset by a decrease in license revenue as we continue to transition to a subscription model. Revenue from North America was approximately 69% of total revenue for both the three months ended June 30, 2023 and 2022. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
As a result of macroeconomic conditions, certain of our customers have, and others may, defer renewals or cancel subscriptions which has had, and could in the future have, a negative impact on our revenue. However, despite the impact of macroeconomic conditions, our maintenance renewal rate for the trailing twelve month period was 94%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $16.4 million, or 44.4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to increased sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model, including our SolarWinds Hybrid Cloud Observability solution, and includes a $3.0 million increase resulting from sales of multi-year time-based arrangements during the period. Our subscription revenue increased as a percentage of our total revenue for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve Months Ended June 30,
	2023	2022

Net retention rate(1)	93%	97%
_______
(1)Net retention rate for subscription products represents the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of the calculation for that same customer base.
The decrease in net retention rate for the period is primarily attributable to the impacts of customer attrition in certain of our established subscription products, partially offset by stronger net retention rates of our Observability solutions.
Maintenance Revenue. Maintenance revenue increased $2.1 million, or 1.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to increased sales of professional services and other revenue as well as the impact of price increases on our maintenance services, partially offset by the impact on maintenance revenue from conversions of customers to subscription-based products.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended June 30,
	2023	2022

Maintenance renewal rate(1)	94%	91%
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
License Revenue
License revenue decreased $9.5 million, or 37.8%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Hybrid Cloud Observability solution and other products that have historically been sold only as perpetual licenses. We expect license revenue to continue to decline as customers transition to our subscription offerings.
Cost of Revenue

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$18,533	10.0%	$15,460	8.8%	$3,073
Amortization of acquired technologies	3,425	1.9	3,648	2.1	(223)
Total cost of revenue	$21,958	11.9%	$19,108	10.9%	$2,850
Total cost of revenue increased in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to increases in public cloud infrastructure and hosting fees related to our subscription products of $2.2 million and amortization of capitalized development costs of $1.4 million, partially offset by a decrease in personnel costs of $0.7 million.

Operating Expenses

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$59,838	32.3%	$64,615	36.7%	$(4,777)
Research and development	24,081	13.0	22,108	12.6	1,973
General and administrative	34,418	18.6	41,283	23.5	(6,865)
Amortization of acquired intangibles	12,094	6.5	13,103	7.4	(1,009)
Goodwill impairment	—	—	612,395	347.9	(612,395)
Total operating expenses	$130,431	70.5%	$753,504	428.0%	$(623,073)
Sales and Marketing. Sales and marketing expenses decreased $4.8 million, or 7.4%, primarily due to a decrease in marketing program costs of $4.4 million and personnel costs of $0.8 million, partially offset by an increase in travel costs of $0.4 million.
Research and Development. Research and development expenses increased $2.0 million, or 8.9%, primarily due to an increase in personnel costs of $2.2 million and cost for subscriptions used in the development of our offerings of $0.5 million, partially offset by a decrease in professional fees of $0.5 million.
General and Administrative. General and administrative expenses decreased $6.9 million, or 16.6%, primarily due to a $9.4 million decrease in non-cash impairment charges related to the impairment of the SolarWinds trade name recognized in the three months ended June 30, 2022. In addition, Cyber Incident costs, net decreased $3.1 million, primarily due to a $5.0 million increase in expected insurance recoveries, as well as a $1.3 million decrease in directors and officers liability and cybersecurity insurance costs and professional fees. These decreases were partially offset by an increase in restructuring charges of $7.2 million primarily related to lease impairment charges and accelerated depreciation expense in connection with the exiting of certain leased facilities.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $1.0 million, or 7.7%, primarily due to certain acquired intangibles being fully amortized.
Goodwill Impairment. As a result of the interim goodwill impairment analysis as of June 30, 2022, we recognized a $612.4 million non-cash goodwill impairment charge. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Interest Expense, Net

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(29,443)	(15.9)%	$(18,401)	(10.5)%	$(11,042)
Interest expense, net increased by $11.0 million, or 60.0%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in interest expense is primarily due to the increase in interest rates on our debt, including an increase in applicable margins resulting from the refinancing of our debt in November 2022. The weighted-average effective interest rate on our debt was 8.9% for the three months ended June 30, 2023 compared to 3.5% for the three months ended June 30, 2022. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Other Income (Expense), Net

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$13	0.0%	$726	0.4%	$(713)
Other income (expense), net decreased by $0.7 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$3,215	1.7%	$(614,253)	(348.9)%	$617,468
Income tax expense	2,955	1.6	7,871	4.5	(4,916)
Effective tax rate	91.9%		(1.3)%		93.2%
Our income tax expense for the three months ended June 30, 2023 was $3.0 million as compared to $7.9 million for the three months ended June 30, 2022. The effective tax rate increased to 91.9% for the period, primarily due to an increase in the valuation allowance resulting from deduction limitations associated with the U.S. Tax Act. Additionally, the effective tax rate for the three months ended June 30, 2022 included the effect of the goodwill impairment, which is primarily non-deductible for income tax purposes. For additional discussion about our income taxes, see Note 8. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$107,746	29.0%	$75,727	21.5%	$32,019
Maintenance	230,534	62.1	229,467	65.0	1,067
Total recurring revenue	338,280	91.2	305,194	86.5	33,086
License	32,730	8.8	47,708	13.5	(14,978)
Total revenue	$371,010	100.0%	$352,902	100.0%	$18,108
Total revenue increased $18.1 million, or 5.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in recurring revenue, partially offset by a decrease in license revenue. Revenue from North America was approximately 69% of total revenue for both the six months ended June 30, 2023 and 2022. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $32.0 million, or 42.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increased sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model, including our SolarWinds Hybrid Cloud Observability solution, and includes a $6.0 million increase resulting from sales of multi-year time-based arrangements during the period.

Our net retention rate for our subscription products was as follows:

	Trailing Twelve Months Ended June 30,
	2023	2022

Net retention rate(1)	93%	97%
_______
(1)Net retention rate for subscription products represents the implied monthly subscription revenue at the end of a period for the base set of customers from which we generated subscription revenue in the year prior to the calculation, divided by the implied monthly subscription revenue one year prior to the date of the calculation for that same customer base.
The decrease in net retention rate for the period is primarily attributable to the impacts of customer attrition in certain of our established subscription products, partially offset by stronger net retention rates of our Observability solutions.
Maintenance Revenue. Maintenance revenue increased $1.1 million, or 0.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increased sales of professional services and other revenue as well as the impact of price increases on our maintenance services, partially offset by the impact on maintenance revenue from conversions of customers to subscription-based products and the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended June 30,
	2023	2022

Maintenance renewal rate(1)	94%	91%
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
License Revenue
License revenue decreased $15.0 million, or 31.4%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Hybrid Cloud Observability solution and other products that have historically been sold only as perpetual licenses.
Cost of Revenue

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$36,927	10.0%	$33,291	9.4%	$3,636
Amortization of acquired technologies	6,861	1.8	20,875	5.9	(14,014)
Total cost of revenue	$43,788	11.8%	$54,166	15.3%	$(10,378)
Total cost of revenue decreased in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in amortization of acquired technologies due to certain intangible assets, acquired in connection with the Take Private, being fully amortized. Cost of recurring revenue increased primarily due to increases in amortization of capitalized development costs of $2.5 million, public cloud infrastructure and hosting fees related to our subscription products of $2.2 million and contract services of $0.7 million. These increases were partially offset by a decrease in personnel costs of $1.8 million.

Operating Expenses

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$125,754	33.9%	$125,659	35.6%	$95
Research and development	47,872	12.9	45,530	12.9	2,342
General and administrative	60,019	16.2	73,947	21.0	(13,928)
Amortization of acquired intangibles	25,099	6.8	26,342	7.5	(1,243)
Goodwill impairment	—	—	612,395	173.5	(612,395)
Total operating expenses	$258,744	69.7%	$883,873	250.5%	$(625,129)
Sales and Marketing. Sales and marketing expenses increased $0.1 million, or 0.1%, primarily due to an increase in restructuring charges primarily related to severance expense of $2.5 million, personnel costs of $2.4 million and consulting, contract services and subscription costs of $1.6 million. These increases were partially offset by a decrease in marketing program costs of $6.4 million.
Research and Development. Research and development expenses increased $2.3 million, or 5.1%, primarily due to an increase in costs for subscriptions used in the development of our offerings of $1.2 million and personnel costs of $1.1 million primarily related to an increase in stock-based compensation expense.
General and Administrative. General and administrative expenses decreased $13.9 million, or 18.8%, primarily due to a decrease in Cyber Incident costs, net of $16.4 million, primarily related to an increase in expected insurance recoveries of $14.8 million. In addition, non-cash impairment charges decreased $9.4 million related to the impairment of the SolarWinds trade name recognized in the six months ended June 30, 2022 and directors and officers liability and cybersecurity insurance costs and professional fees decreased $2.4 million. These decreases were partially offset by an increase in restructuring charges of $13.9 million primarily related to lease impairment charges and accelerated depreciation expense in connection with the exiting of certain leased facilities.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $1.2 million, or 4.7%, primarily due to certain acquired intangibles being fully amortized during the period and the impact of changes in foreign currency exchange rates.
Goodwill Impairment. As a result of the interim goodwill impairment analysis performed at June 30, 2022, we recognized $612.4 million in non-cash goodwill impairment charges. See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Interest Expense, Net

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(58,024)	(15.6)%	$(34,488)	(9.8)%	$(23,536)
Interest expense, net increased by $23.5 million, or 68.2%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in interest expense is primarily due to increases in interest rates on our debt, including an increase in applicable margins resulting from the refinancing of our debt in November 2022. The weighted-average effective interest rate on our debt for the six months ended June 30, 2023 was 8.7% compared to 3.2% for the six months ended June 30, 2022. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Other Income (Expense), Net

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(76)	—%	$557	0.2%	$(633)
Other income (expense), net decreased by $0.6 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$10,378	2.8%	$(619,068)	(175.4)%	$629,446
Income tax expense	15,739	4.2	7,715	2.2	8,024
Effective tax rate	151.7%		(1.2)%		152.9%
Our income tax expense for the six months ended June 30, 2023 was $15.7 million as compared to $7.7 million for the six months ended June 30, 2022. The effective tax rate increased to 151.7% for the period primarily due to an increase in the valuation allowance resulting from deduction limitations associated with the U.S. Tax Act. Additionally, the effective tax rate for the six months ended June 30, 2022 included the effect of the goodwill impairment, which is primarily non-deductible for income tax purposes. For additional discussion about our income taxes, see Note 8. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP margin excluding such items as amortization of acquired intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition and other costs, restructuring costs, Cyber Incident costs and goodwill and indefinite-lived asset impairment. Management believes these measures are useful for the following reasons:
•Amortization of Acquired Intangible Assets. We provide non-GAAP information that excludes expenses related to purchased intangible assets associated with our acquisitions including our acquired technologies. We believe that eliminating this expense from our non-GAAP measures is useful to investors because the amortization of acquired intangible assets can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except percentages)
GAAP operating income (loss)	$32,645	$(596,578)	$68,478	$(585,137)
Stock-based compensation expense and related employer-paid payroll taxes	18,543	17,541	35,700	33,478
Amortization of acquired technologies	3,425	3,648	6,861	20,875
Amortization of acquired intangibles	12,094	13,103	25,099	26,342
Acquisition and other costs	69	118	124	286
Restructuring costs(1)	7,235	7	18,194	1,430
Cyber Incident costs, net	580	3,748	(7,190)	9,464
Goodwill and indefinite-lived intangible asset impairment	—	621,760	—	621,760
Non-GAAP operating income	$74,591	$63,347	$147,266	$128,498
GAAP operating margin	17.6%	(338.9)%	18.5%	(165.8)%
Non-GAAP operating margin	40.3%	36.0%	39.7%	36.4%
_______
(1)Restructuring costs for the three and six months ended June 30, 2023 includes $7.1 million and $13.9 million, respectively, of non-cash lease impairment and other charges incurred in connection with the exiting of certain leased facilities.

Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income (loss), excluding amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring costs, acquisition and other costs, Cyber Incident costs, net, goodwill and indefinite-lived intangible asset impairment charges, interest expense, net, debt-related costs including fees related to our credit agreements, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except margin data)
Net income (loss)	$260	$(622,124)	$(5,361)	$(626,783)
Amortization and depreciation	20,027	20,131	40,958	54,059
Income tax expense	2,955	7,871	15,739	7,715
Interest expense, net	29,443	18,401	58,024	34,488
Unrealized foreign currency (gains) losses	(68)	(720)	116	(440)
Acquisition and other costs	69	118	124	286
Debt-related costs	98	95	203	197
Stock-based compensation expense and related employer-paid payroll taxes	18,543	17,541	35,700	33,478
Restructuring costs	7,235	3	18,194	1,390
Cyber Incident costs, net	580	3,748	(7,190)	9,464
Goodwill and indefinite-lived intangible asset impairment	—	621,760	—	621,760
Adjusted EBITDA	$79,142	$66,824	$156,507	$135,614
Adjusted EBITDA margin	42.8%	38.0%	42.2%	38.4%
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $178.2 million as of June 30, 2023. Our international subsidiaries held approximately $28.8 million of cash and cash equivalents, of which 49.2% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. We continue to evaluate the nature and extent of the impact of the Cyber Incident to our business and financial position. Other than with respect to the settlement of the consolidated putative class action lawsuit and the dismissal of the two shareholder derivative actions, currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of any other proceedings and the investigations resulting from the Cyber Incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In addition, there continues to be uncertainty in the rapidly changing market and macroeconomic conditions related in part to the war in Ukraine, market conditions related to inflation, fluctuating foreign currency exchange rates, changes in interest rates, geopolitical tensions involving China and instability in the banking sector and financial services industry. However, despite these uncertainties, we believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.
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
Indebtedness
As of June 30, 2023, our total indebtedness was $1.2 billion, with up to $130.0 million of available borrowings under our revolving credit facility. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the principal amount and has a final maturity date of February 5, 2027. We have made voluntary debt prepayments in prior periods and expect to continue to evaluate opportunities for additional debt prepayments in order to reduce our levels of gross debt.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$49,767	$81,440
Net cash provided by (used in) investing activities	17,857	(73,426)
Net cash used in financing activities	(11,457)	(16,081)
Effect of exchange rate changes on cash and cash equivalents	(711)	(1,609)
Net increase (decrease) in cash and cash equivalents	$55,456	$(9,676)
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, the decrease in cash provided by operating activities was primarily due to increased cash outflows resulting from the changes in our operating assets and liabilities related to the timing of sales and cash payments and receipts. The net cash outflow resulting from the changes in our operating assets and liabilities was $37.6 million for the six months ended June 30, 2023 as compared to net cash inflows of $4.1 million for the six months ended June 30, 2022.
Cash flow from operating activities during the six months ended June 30, 2023 includes the $26.0 million consolidated putative class action lawsuit settlement payment made during the period. We expect that this settlement payment will be reimbursed entirely by the applicable directors’ and officers’ liability insurance in a future period. In addition, cash flow from operating activities was impacted by an increase in cash paid for interest due to increases in interest rates and as a result of the increase in applicable margins resulting from the refinancing of our debt in November 2022. Cash flow from operations for the six months ended June 30, 2022 included a cash inflow of $5.0 million of cybersecurity insurance proceeds received for costs incurred related to the Cyber Incident.
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
Net cash provided by investing activities increased in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to $26.5 million of maturities of short-term investments during the current period compared to $55.9 million of purchases of short-term investments and the acquisition of Monalytic, Inc., a monitoring, analytics and professional services company, during the prior period.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.

Net cash used in financing activities decreased in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a $6.8 million decrease in repayments of debt under our First Lien Term Loan. In connection with our debt refinancing in November 2022, our quarterly principal repayments were reduced and no quarterly debt repayment was required in the three months ended March 31, 2023.
In the six months ended June 30, 2023 and 2022, we withheld and retired shares of common stock to satisfy $10.2 million and $7.9 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
Contractual Obligations and Commitments
As of June 30, 2023, there have been no material changes in our contractual obligations and commitments as of December 31, 2022 that were disclosed in our Annual Report on Form 10-K.
During the six months ended June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $177.2 million and $121.7 million at June 30, 2023 and December 31, 2022, respectively. We also had short-term investments classified as available-for-sale securities of $1.0 million and $27.1 million at June 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of bank demand deposits, money market funds and investments with original maturities of three months or less. Our short-term investments consist primarily of corporate bonds and U.S. Treasury securities and other federal agency bonds. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2023. We strive to maintain our cash deposits and invest in money market funds with multiple financial institutions of reputable credit and perform periodic evaluations of the relative credit standing of the financial institutions. We believe the financial institutions that hold our cash and cash equivalents are financially sound and minimal credit risk exists with respect to cash.
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
We had total indebtedness with an outstanding principal balance of $1.24 billion and $1.25 billion as of June 30, 2023 and December 31, 2022, respectively. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or a secured overnight financing rate (“SOFR”) with a 0% floor. As of June 30, 2023 and December 31, 2022, the annual rate on borrowings was 8.85% and 8.32%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $12.5 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2022 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.24 billion U.S. dollar term loans as of June 30, 2023, not subject to market pricing. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of June 30, 2023 and December 31, 2022, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three and six months ended June 30, 2023 and 2022.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
With the exception of the following updated risk factor and the updated risk factor disclosed in Part II, Item 1A, under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to Our Technology, Cybersecurity and the Cyber Incident
As a result of the Cyber Incident, we are party to several lawsuits and we and certain of our current and former executive officers and employees are the subject of an ongoing investigation by the SEC, any of which could result in significant costs and expenses, the diversion of management’s attention, a negative impact on employee morale and an adverse effect on our business, reputation, financial condition, results of operations or stock price.
We have several pending investigations and inquiries by U.S. regulatory authorities related to the Cyber Incident, including the Department of Justice and the SEC. On October 28, 2022, we received a “Wells Notice” from the SEC relating to its investigation (the “Investigation”) into the Cyber Incident and the SEC’s preliminary determination to recommend an enforcement action against us in connection with our cybersecurity disclosures and public statements, as well as our internal controls and disclosure controls and procedures. Subsequently, certain current and former executive officers and employees of the Company, including the Company’s Chief Financial Officer and Chief Information Security Officer, received “Wells Notices” from the SEC staff, each in connection with the Investigation. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, and we maintain that our disclosures, public statements, controls and procedures were appropriate and have responded to the SEC staff’s position. If the SEC were to authorize an action against us or any of these individuals, it could seek an order enjoining us or such individuals from engaging in future violations of provisions of the federal securities laws subject to the action and, in the case of the individuals, imposing a bar from serving as an officer or director of a public company, imposing civil monetary penalties and providing for other equitable relief within the SEC’s authority. The results of the Wells Notice process and any corresponding enforcement action and the costs, timing and other potential consequences of responding and complying therewith are unknown at this time, and any fines, penalties or other remedies could impact our stock price, ability to obtain financing or the ability to attract or retain key employees.
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
We are also party to lawsuits in the U.S. and additional claims may be asserted by or on behalf of customers, stockholders or others seeking monetary damages or other relief. On October 28, 2022, we entered into a binding term sheet to settle the consolidated putative class action lawsuit and on February 8, 2023, the court granted preliminary approval of the settlement, which is subject to final court approval. On July 28, 2023, the court held a final settlement hearing. On October 13, 2022, the Delaware Court of Chancery entered an order dismissing the Delaware derivative case with prejudice, and on May 17, 2023, the

Supreme Court of the State of Delaware entered an order affirming the Delaware Court of Chancery’s judgment. On July 12, 2023, the United States District Court for the Western District of Texas entered a final judgment dismissing the Texas derivative case without prejudice. The lawsuits, investigations, claims and regulatory compliance efforts have resulted, and are expected to result in the future, in the incurrence of significant costs and expenses (which may not be covered by insurance), the diversion of management’s attention from the operation of our business and a negative impact on employee morale. The resolution or an unfavorable outcome of these lawsuits, investigations, claims and regulatory compliance efforts, including providing indemnity to our officers and directors, may result in additional costs and other liabilities, which may not be covered by insurance, and may have an adverse impact on our business, financial condition and results of operations.

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

SOLARWINDS CORPORATION

Dated:	August 9, 2023	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)