Form 10-Q
period 2023-09-30
SolarWinds Corp
filed 2023-11-08
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On November 3, 2023, 165,845,600 shares of common stock, par value $0.001 per share, were outstanding.

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
•expectations regarding the impact the government investigations and litigation resulting from the Cyber Incident, including the civil complaint filed by the Securities and Exchange Commission on October 30, 2023 against us and our Chief Information Security Officer relating to the previously disclosed Wells Notices, may have on our business;
•expectations regarding investment in product development and our expectations about the results of those efforts and our ability to convert our customers to subscription products;
•expectations regarding our evolution from monitoring to observability;
•expectations regarding hiring additional personnel globally in the areas of sales and marketing and research and development;
•expectations regarding the impact of macroeconomic conditions, including the wars in Israel and Ukraine, geopolitical tensions involving China, inflation, instability in the banking sector and financial services industry and foreign currency exchange rates on our business and financial results;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•risks related to the Cyber Incident, including with respect to (1) numerous financial, legal, reputational and other risks to us related to the Cyber Incident, including risks that the incident, SolarWinds’ response thereto or litigation and investigations related to the Cyber Incident may result in the loss of business as a result of termination or non-renewal of agreements or reduced purchases or upgrades of our products, reputational damage adversely affecting customer, partner and vendor relationships and investor confidence, increased attrition of personnel and distraction of key and other personnel, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations and the incurrence of other liabilities and risks related to the impact of any such costs and liabilities resulting from the exhaustion of our insurance coverage related to the Cyber Incident, (2) litigation and investigation risks related to the Cyber Incident, including as a result of the civil complaint filed by the Securities and Exchange Commission on October 30, 2023 against us and our Chief Information Security Officer relating to the previously disclosed Wells Notices, including that we may incur significant costs in defending ourselves and may be unsuccessful in doing so, resulting in exposure to potential penalties, judgements, fines, settlement-related costs and other costs and liabilities related thereto, and (3) the possibility that our steps to secure our internal environment, improve our product development environment and ensure the security and integrity of the software that we deliver to our customers may not be successful or sufficient to protect against future threat actors or attacks or be perceived by existing and prospective customers as sufficient to address the harm caused by Cyber Incident;
•other risks related to cyber security, including that we may experience other security incidents or have vulnerabilities in our systems and services exploited, whether through the actions or inactions of our employees, our customers or otherwise, which may result in compromises or breaches of our and our customers’ systems or, theft or misappropriation of our and our customers’ confidential, proprietary or personal information, as well as exposure to legal and other liabilities, including the related risk of higher customer, employee and partner attrition and the loss of key personnel, as well as negative impacts to our sales, renewals and upgrades;
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
•any of the following factors either generally or as a result of the impacts of global macroeconomic conditions, including the wars in Israel and Ukraine, geopolitical tensions involving China, inflation, instability in the banking sector and financial services industry, foreign currency exchange rates and the effects of the COVID-19 pandemic or other public health crisis on the global economy or on our business operations and financial condition or on the business operations and financial conditions of our customers, their end-customers and our prospective customers:
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
•any violation of legal and regulatory requirements or any misconduct by our employees or partners;
•risks related to the spin-off of the N-able business into a newly created and separately traded public company, including that potential indemnification liabilities incurred in connection with the separation could materially affect our business and financial results;
•our inability to successfully identify, complete and integrate acquisitions and manage our growth effectively;
•risks associated with our status as a controlled company; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and this Quarterly Report on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$232,231	$121,738
Short-term investments	2,979	27,114
Accounts receivable, net of allowances of $1,210 and $1,173 as of September 30, 2023 and December 31, 2022, respectively	91,399	100,204
Income tax receivable	1,133	987
Prepaid and other current assets	33,354	57,350
Total current assets	361,096	307,393
Property and equipment, net	20,387	26,634
Operating lease assets	45,015	61,418
Deferred taxes	133,072	134,922
Goodwill	2,371,756	2,380,059
Intangible assets, net	196,517	243,980
Other assets, net	49,829	45,600
Total assets	$3,177,672	$3,200,006
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,996	$14,045
Accrued liabilities and other	45,260	68,284
Current operating lease liabilities	14,941	15,005
Accrued interest payable	627	579
Income taxes payable	25,173	11,841
Current portion of deferred revenue	328,071	337,541
Current debt obligation	12,450	9,338
Total current liabilities	435,518	456,633
Long-term liabilities:
Deferred revenue, net of current portion	41,583	38,945
Non-current deferred taxes	7,017	8,582
Non-current operating lease liabilities	52,233	59,235
Other long-term liabilities	54,995	74,193
Long-term debt, net of current portion	1,191,378	1,192,765
Total liabilities	1,782,724	1,830,353
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 165,818,155 and 161,928,532 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	166	162
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,672,036	2,627,370
Accumulated other comprehensive loss	(58,956)	(48,114)
Accumulated deficit	(1,218,298)	(1,209,765)
Total stockholders’ equity	1,394,948	1,369,653
Total liabilities and stockholders’ equity	$3,177,672	$3,200,006
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription	$58,764	$42,248	$166,510	$117,975
Maintenance	116,415	114,381	346,949	343,848
Total recurring revenue	175,179	156,629	513,459	461,823
License	14,412	22,767	47,142	70,475
Total revenue	189,591	179,396	560,601	532,298
Cost of revenue:
Cost of recurring revenue	17,957	16,563	54,884	49,854
Amortization of acquired technologies	3,412	3,628	10,273	24,503
Total cost of revenue	21,369	20,191	65,157	74,357
Gross profit	168,222	159,205	495,444	457,941
Operating expenses:
Sales and marketing	59,675	64,813	185,429	190,472
Research and development	27,308	22,562	75,180	68,092
General and administrative	31,101	42,558	91,120	116,505
Amortization of acquired intangibles	11,613	13,045	36,712	39,387
Goodwill impairment	—	278,706	—	891,101
Total operating expenses	129,697	421,684	388,441	1,305,557
Operating income (loss)	38,525	(262,479)	107,003	(847,616)
Other income (expense):
Interest expense, net	(29,314)	(23,181)	(87,338)	(57,669)
Other income (expense), net	(121)	(2,418)	(197)	(1,861)
Total other expense	(29,435)	(25,599)	(87,535)	(59,530)
Income (loss) before income taxes	9,090	(288,078)	19,468	(907,146)
Income tax expense	12,262	4,141	28,001	11,856
Net loss	$(3,172)	$(292,219)	$(8,533)	$(919,002)
Net loss available to common stockholders	$(3,172)	$(292,219)	$(8,533)	$(919,002)
Net loss available to common stockholders per share:
Basic loss per share	$(0.02)	$(1.81)	$(0.05)	$(5.72)
Diluted loss per share	$(0.02)	$(1.81)	$(0.05)	$(5.72)
Weighted-average shares used to compute net loss available to common stockholders per share:
Shares used in computation of basic loss per share	165,275	161,111	164,089	160,545
Shares used in computation of diluted loss per share	165,275	161,111	164,089	160,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(3,172)	$(292,219)	$(8,533)	$(919,002)
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,393)	(43,534)	(10,960)	(114,099)
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $— and $(23) for the three months ended September 30, 2023 and 2022, respectively, and $31 and $(57) for the nine months ended September 30, 2023 and 2022, respectively	(2)	(62)	118	(214)
Other comprehensive loss	(18,395)	(43,596)	(10,842)	(114,313)
Comprehensive loss	$(21,567)	$(335,815)	$(19,375)	$(1,033,315)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	164,711	$165	$2,654,178	$(40,561)	$(1,215,126)	$1,398,656
Foreign currency translation adjustment	—	—	—	(18,393)	—	(18,393)
Unrealized loss on investments, net of taxes	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(3,172)	(3,172)
Comprehensive loss						(21,567)
Exercise of stock options	2	—	2	—	—	2
Restricted stock units issued, net of shares withheld for taxes	886	1	(4,530)	—	—	(4,529)
Issuance of stock under employee stock purchase plan	219	—	1,666	—	—	1,666
Stock-based compensation	—	—	20,720	—	—	20,720
Balance at September 30, 2023	165,818	$166	$2,672,036	$(58,956)	$(1,218,298)	$1,394,948

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	161,929	$162	$2,627,370	$(48,114)	$(1,209,765)	$1,369,653
Foreign currency translation adjustment	—	—	—	(10,960)	—	(10,960)
Unrealized gain on investments, net of taxes	—	—	—	118	—	118
Net loss	—	—	—	—	(8,533)	(8,533)
Comprehensive loss						(19,375)
Exercise of stock options	123	—	114	—	—	114
Restricted stock units issued, net of shares withheld for taxes	3,346	4	(14,700)	—	—	(14,696)
Issuance of stock	3	—	18	—	—	18
Issuance of stock under employee stock purchase plan	417	—	3,377	—	—	3,377
Stock-based compensation	—	—	55,857	—	—	55,857
Balance at September 30, 2023	165,818	$166	$2,672,036	$(58,956)	$(1,218,298)	$1,394,948

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	160,871	$161	$2,594,192	$(69,411)	$(907,135)	$1,617,807
Foreign currency translation adjustment	—	—	—	(43,534)	—	(43,534)
Unrealized loss on investments, net of taxes	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(292,219)	(292,219)
Comprehensive loss						(335,815)
Exercise of stock options	18	—	21	—	—	21
Restricted stock units issued, net of shares withheld for taxes	284	—	(1,201)	—	—	(1,201)
Issuance of stock	4	—	9	—	—	9
Issuance of stock under employee stock purchase plan	162	—	1,398	—	—	1,398
Stock-based compensation	—	—	18,246	—	—	18,246
Balance at September 30, 2022	161,339	$161	$2,612,665	$(113,007)	$(1,199,354)	$1,300,465

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	159,176	$159	$2,566,783	$1,306	$(280,352)	$2,287,896
Foreign currency translation adjustment	—	—	—	(114,099)	—	(114,099)
Unrealized loss on investments, net of taxes	—	—	—	(214)	—	(214)
Net loss	—	—	—	—	(919,002)	(919,002)
Comprehensive loss						(1,033,315)
Exercise of stock options	52	—	58	—	—	58
Restricted stock units issued, net of shares withheld for taxes	1,738	2	(9,085)	—	—	(9,083)
Issuance of stock	61	—	236	—	—	236
Issuance of stock under employee stock purchase plan	312	—	3,151	—	—	3,151
Stock-based compensation	—	—	51,522	—	—	51,522
Balance at September 30, 2022	161,339	$161	$2,612,665	$(113,007)	$(1,199,354)	$1,300,465
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(8,533)	$(919,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,810	74,107
Goodwill and indefinite-lived intangible asset impairment	—	906,350
Provision for losses on accounts receivable	300	612
Stock-based compensation expense	55,103	50,599
Amortization of debt issuance costs	8,050	6,794
Loss on extinguishment of debt	—	1,930
Deferred taxes	(1,532)	(10,019)
Gain on foreign currency exchange rates	(614)	(898)
Lease impairment charges	11,685	—
Other non-cash expenses (benefit)	359	(220)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	7,908	(2,326)
Income taxes receivable	(171)	4
Prepaid and other assets	24,057	(20,319)
Accounts payable	(5,020)	2,385
Accrued liabilities and other	(25,125)	18,964
Accrued interest payable	47	108
Income taxes payable	(6,024)	(6,398)
Deferred revenue	(5,211)	4,017
Other long-term liabilities	100	38
Net cash provided by operating activities	118,189	106,726
Cash flows from investing activities
Purchases of investments	(3,948)	(67,133)
Maturities of investments	27,535	16,000
Purchases of property and equipment	(3,000)	(5,570)
Purchases of intangible assets	(10,404)	(11,099)
Acquisitions, net of cash acquired	—	(6,500)
Other investing activities	564	176
Net cash provided by (used in) investing activities	10,747	(74,126)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	3,377	3,151
Repurchase of common stock and incentive restricted stock	(14,696)	(9,123)
Exercise of stock options	114	58
Repayments of borrowings from credit agreement	(6,226)	(314,925)
Net cash used in financing activities	(17,431)	(320,839)
Effect of exchange rate changes on cash and cash equivalents	(1,012)	(2,216)
Net increase (decrease) in cash and cash equivalents	110,493	(290,455)
Cash and cash equivalents
Beginning of period	121,738	732,116
End of period	$232,231	$441,661

Supplemental disclosure of cash flow information
Cash paid for interest	$83,308	$54,629
Cash paid for income taxes	$32,477	$25,177

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
Recently Issued Accounting Pronouncements
During the nine months ended September 30, 2023, there have been no recently issued accounting pronouncements that are expected to have a material impact to our financial position, results of operations or cash flows.
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
Throughout the period since the quantitative assessment on September 30, 2022, there have been no unanticipated changes or negative indicators in the qualitative factors or valuation assumptions that would negatively impact the fair value of our

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

reporting unit. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value at September 30, 2023.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments, Net of Tax	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2022	$(47,996)	$(118)	$(48,114)
Other comprehensive gain (loss) before reclassification	(10,960)	118	(10,842)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(10,960)	118	(10,842)
Balance at September 30, 2023	$(58,956)	$—	$(58,956)

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue
Details of our total deferred revenue balance are as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2022	$376,486
Deferred revenue recognized	(396,026)
Additional amounts deferred	389,194
Balance at September 30, 2023	$369,654
We expect to recognize revenue related to these remaining performance obligations as of September 30, 2023 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$369,654	$328,071	$40,656	$927
Deferred Commissions
Details of our deferred commissions balance are as follows:

		Deferred Commissions
		(in thousands)
Balance at December 31, 2022		$22,540
Commissions capitalized		6,773
Amortization recognized		(6,222)
Balance at September 30, 2023		$23,091

	September 30,	December 31,
	2023	2022

	(in thousands)
Classified as:
Current	$7,624	$6,936
Non-current	15,467	15,604
Total deferred commissions	$23,091	$22,540
Leases
During the nine months ended September 30, 2023, as part of our ongoing efforts to align our office lease arrangements with our anticipated operating needs, we exited certain leased facilities and recognized impairment charges for the related operating lease assets of $11.7 million, which are included in general and administrative expense.

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription offerings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Amortization of acquired license technologies	$924	$917	$2,770	$16,321
Amortization of acquired subscription technologies	2,488	2,711	7,503	8,182
Total amortization of acquired technologies	$3,412	$3,628	$10,273	$24,503

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The decrease in amortization of acquired license technologies for the nine months ended September 30, 2023 in comparison to the same period in 2022 was primarily due to certain intangible assets acquired in connection with the Take Private being fully amortized.
3. Investments
Our short-term investments as of September 30, 2023 and December 31, 2022 consist of available-for-sale securities, such as U.S. Treasury securities, corporate bonds, commercial paper and asset-backed securities.
The following table summarizes our short-term investments:

	September 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$2,979	$—	$—	$2,979
Total short-term investments	$2,979	$—	$—	$2,979

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$6,013	$—	$(43)	$5,970
Corporate bonds	19,887	—	(105)	19,782
Commercial paper	798	—	—	798
Asset-backed securities	565	—	(1)	564
Total short-term investments	$27,263	$—	$(149)	$27,114
The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
As of December 31, 2022
U.S. Treasury securities	$5,970	$(43)	$—	$—	$5,970	$(43)
Corporate bonds	19,782	(105)	—	—	19,782	(105)
Asset-backed securities	564	(1)	—	—	564	(1)
	$26,316	$(149)	$—	$—	$26,316	$(149)
The following table summarizes the contractual underlying maturities of our available-for-sale securities:

	September 30, 2023
	Cost	Fair Value

	(in thousands)
Due in one year or less	$2,979	$2,979

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2023:

(in thousands)
Balance at December 31, 2022	$2,380,059
Foreign currency translation	(8,303)
Balance at September 30, 2023	$2,371,756
As of September 30, 2023, the accumulated goodwill impairment on our condensed consolidated balance sheet was $891.1 million.
5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of September 30, 2023 and December 31, 2022. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2023.

	Fair Value Measurements at September 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$178,821	$—	$—	$178,821
U.S. Treasury securities	—	1,990	—	1,990
Commercial paper	—	17,129	—	17,129
Total cash equivalents	178,821	19,119	—	197,940
Short-term investments:
U.S. Treasury securities	—	2,979	—	2,979
Total short-term investments	—	2,979	—	2,979
Total assets	$178,821	$22,098	$—	$200,919

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$48,833	$—	$—	$48,833
Total cash equivalents	48,833	—	—	48,833
Short-term investments:
U.S. Treasury bonds	—	5,970	—	5,970
Corporate bonds	—	19,782	—	19,782
Commercial paper	—	798	—	798
Asset-backed securities	—	564	—	564
Total short-term investments	—	27,114	—	27,114
Total assets	$48,833	$27,114	$—	$75,947
As of September 30, 2023 and December 31, 2022, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 6. Debt for additional information regarding our debt.

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
6. Debt
The following table summarizes information relating to our debt:

	September 30,		December 31,
	2023		2022
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2027	1,238,775	9.07%	1,245,000	8.32%
Total principal amount	1,238,775		1,245,000
Unamortized discount and debt issuance costs	(34,947)		(42,897)
Total debt	1,203,828		1,202,103
Less: Current portion of long-term debt	(12,450)		(9,338)
Total long-term debt	$1,191,378		$1,192,765
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
The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the First Lien Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2023, we were in compliance with all covenants of the First Lien Credit Agreement.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Loss Per Share
A reconciliation of the number of shares in the calculation of basic and diluted loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Basic loss per share
Numerator:
Net loss	$(3,172)	$(292,219)	$(8,533)	$(919,002)
Earnings allocated to unvested restricted stock	—	—	—	—
Net loss available to common stockholders	$(3,172)	$(292,219)	$(8,533)	$(919,002)
Denominator:
Weighted-average shares used in computing basic loss per share	165,275	161,111	164,089	160,545

Diluted loss per share
Numerator:
Net loss available to common stockholders	$(3,172)	$(292,219)	$(8,533)	$(919,002)
Denominator:
Weighted-average shares used in computing basic loss per share	165,275	161,111	164,089	160,545
Add dilutive impact of employee equity plans	—	—	—	—
Weighted-average shares used in computing diluted loss per share	165,275	161,111	164,089	160,545
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or the performance condition had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Total anti-dilutive shares	14,024	12,185	14,056	11,449
The calculation of diluted loss per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options or proceeds from the employee stock purchase plan.
8. Income Taxes
For the three months ended September 30, 2023 and 2022, we recorded income tax expense of $12.3 million and $4.1 million, respectively, resulting in an effective tax rate of 134.9% and (1.4)%, respectively. For the nine months ended September 30, 2023 and 2022, we recorded income tax expense of $28.0 million and $11.9 million, respectively, resulting in an effective tax rate of 143.8% and (1.3)%, respectively. The increase in the effective tax rates for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to the effect of the goodwill impairment recognized in 2022, which is primarily non-deductible for income tax purpose, as well as an increase in the valuation allowance resulting from deduction limitations associated with the U.S. Tax Cuts and Jobs Act of 2017, or U.S. Tax Act.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2023, we had accrued interest and penalties related to unrecognized tax benefits of approximately $4.6 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through February 2016 and 2019 through 2022 tax years generally remain open and subject to examination by federal tax authorities. The 2015 through 2022 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. We are currently under audit by the Texas Comptroller for the 2015 through 2020 tax years. The audit by the Indian Tax Authority for the 2017 tax year was closed during the three months ended September 30, 2023 with no changes. We are not currently under audit in any other taxing jurisdictions.

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
Expenses Incurred
We recorded pre-tax expenses (proceeds) related to the Cyber Incident as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of recurring revenue	$—	$6	$—	$169
Sales and marketing	—	—	—	130
Research and development	—	—	—	2
General and administrative	7,901	36,823	15,509	45,992
Total gross expenses related to the Cyber Incident	7,901	36,829	15,509	46,293
Less: proceeds received or expected to be received under our insurance coverage	(5,000)	(26,000)	(19,798)	(26,000)
Total net expenses (proceeds) related to the Cyber Incident	$2,901	$10,829	$(4,289)	$20,293
General and administrative expense is presented net of insurance proceeds received and expected insurance proceeds for costs we believe are reimbursable and probable of recovery in our condensed consolidated statements of operations. Expenses include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs, legal and other professional services, and consulting services provided to customers at no charge, which were expensed as incurred, as well as estimated loss contingencies.
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to multiple lawsuits and investigations. A consolidated putative class action lawsuit alleging violations of the federal securities laws was filed against us and certain of our current and former officers. The complainants sought certification of a class of all persons who purchased or otherwise acquired our securities between October 18, 2018 and December 17, 2020 and sought unspecified monetary damages, costs and attorneys’ fees. On October 28, 2022, the parties entered into a binding settlement term sheet with respect to the securities class action lawsuit and lead plaintiff filed the parties’ Stipulation and Agreement of Settlement with the court on December 8, 2022. On March 2, 2023, we paid $26 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. On July 28, 2023, the court held a final settlement hearing after which the court entered an order and final judgment approving the settlement. The settlement resolves all claims asserted against us and the other named defendants in connection with the class action litigation and contains provisions that the settlement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing of any kind by us or any defendant. The settlement sum was reimbursed entirely by applicable directors’ and officers’ liability insurance. In addition, two shareholder derivative actions were filed, purportedly on behalf of the Company, one in the Western District of Texas and one in the Delaware Court of Chancery, in each case asserting breach of duty and other claims against certain of our current and former officers and directors in connection with the Cyber Incident. On October 13, 2022, the Delaware Court of Chancery entered an order dismissing the case in that court with prejudice, and on May 17, 2023, the Supreme Court of the State of Delaware entered an order affirming the Delaware Court of Chancery’s judgment. On July 12, 2023, the United States District Court for the Western District of Texas entered a final judgment dismissing the case in that court without prejudice.
In addition, there are several pending investigations and inquiries by U.S. regulatory authorities related to the Cyber Incident, including from the Department of Justice and the SEC. We are incurring, and in future periods expect to incur, costs and other expenses in connection with these investigations and inquiries. On October 30, 2023, the SEC filed a civil complaint, or the SEC Complaint, relating to the previously disclosed Wells Notices received by us and certain of our current and former executive officers and employees, in the United States District Court for the Southern District of New York naming us and our Chief Information Security Officer, or CISO, as defendants. The SEC Complaint alleges violations of the Exchange Act and the Securities Act relating to our cybersecurity disclosures and public statements, as well as our internal controls and disclosure controls and procedures. The SEC Complaint seeks permanent injunctions against the Company and our CISO, disgorgement of profits, civil penalties and a permanent officer-and-director bar against our CISO. We accrued an immaterial loss contingency

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

related to the SEC investigation during the three months ended September 30, 2023. We maintain that our disclosures, public statements, controls and procedures were appropriate, and intend to continue to vigorously defend ourselves. The ultimate results of the action initiated by the SEC Complaint are unknown at this time. Nevertheless, in connection with the SEC Complaint and any resulting litigation, we could incur losses that could be material. The Company will continue to evaluate information as it becomes known and will adjust our estimate for losses or will record additional losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Losses associated with any adverse judgments, settlements, penalties or other resolutions of the SEC Complaint could be material to our business, results of operations, financial condition or cash flows in future periods.
Additional lawsuits and claims related to the Cyber Incident may be asserted by or on behalf of customers, stockholders or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident, which renews annually. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers, including as a result of the legal proceedings related to the Cyber Incident, which renews annually. As of September 30, 2023, we received $40 million of proceeds from our directors and officers liability insurance and have a loss recovery asset of $10 million recorded for insurance proceeds deemed probable of recovery which is included in prepaid and other current assets in our condensed consolidated balance sheet.
Indemnification
In connection with the separation and distribution of our managed service provider (“N-able”) business into a newly created and separately traded public company, N-able, Inc. (“Separation”), we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements as of September 30, 2023.
Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 and this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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
Expenses
Expenses incurred related to the Cyber Incident include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs, legal and other professional services, and consulting services provided to customers at no charge which were expensed as incurred, as well as estimated loss contingencies. We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods as we defend ourselves in litigation with the SEC, and such costs and expenses could be material. We have exhausted our insurance coverage under our applicable insurance policies and will therefore be required to pay for such costs without reimbursement. We expect to recognize these expenses as services are received. See Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to the legal proceedings and governmental investigations related to the Cyber Incident.
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
Impacts of Macroeconomic Conditions
As a global company, we are subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the ongoing conflicts in Israel and the Ukraine, resulting sanctions and other actions against Russia and Belarus, geopolitical tensions involving China, market conditions related to inflation and action taken by central banks to counter inflation, fluctuating foreign currency exchange rates, changes in interest rates, instability in the banking sector and financial services industry, supply chain disruption issues and the effects of the COVID-19 pandemic. We have suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. In addition, although we have operations in Israel, we do not expect the recent outbreak of war to have a material impact on our operations or our financial results. Foreign currency exchange rate fluctuations during the prior year negatively impacted our revenues and may continue to impact our revenues in 2023. In addition, rising interest rates have increased our borrowing expense under our credit agreement, and if rates continue to rise, our borrowing costs may continue to increase. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events could continue to negatively impact our results of operation. See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
Third Quarter Highlights
Below are our key financial highlights for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Customers
Our approach allows us to both sell to a broad group of potential customers and close large transactions with significant customers. As of September 30, 2023, we had over 300,000 customers. While some customers may spend as little as $100 with us over a twelve-month period, we had 955 customers who spent more than $100,000 with us for the trailing twelve-month period ended September 30, 2023 as compared to 882 for the trailing twelve-month period ended September 30, 2022.
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
Total ARR for the prior period ended September 30, 2022 presented below has been recalculated to conform to the current calculation method. The change in calculation method reduced our previously reported Total ARR as of September 30, 2022 by $2.3 million. There have been no changes in the calculation method for Subscription ARR.

	As of September 30,		Year-over-Year Growth
	2023	2022

	(in thousands, except percentages)
Subscription ARR(1)	$213,385	$159,477	33.8%
Total ARR(2)	668,340	621,092	7.6
______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period.
The year-over-year growth in Subscription ARR was primarily driven by sales of our time-based subscription offerings as a result of customers transitioning to our subscription products and pricing models, including our SolarWinds Hybrid Cloud Observability, as well as sales of our database monitoring and service desk subscription solutions. Total ARR increased primarily due to the growth in Subscription ARR, partially offset by the decline in the annualized value of maintenance contracts as a result of lower new perpetual license sales and the impact of customers transitioning to our subscription offerings.
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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of September 30, 2023 was 2,093, as compared to 2,304 as of September 30, 2022. During 2023, as part of our ongoing efforts to improve our operating margins, we completed certain restructuring activities, resulting in lease impairment charges and other costs incurred in connection with the exiting of certain leased facilities and other contracts, as well as costs related to headcount reductions.
While we are focused on disciplined expense management, we expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business, including continued product development and increasing our selling efforts toward enterprise customers and expanding our routes to market. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any future acquisitions and any further decisions to increase our investment in our business. Our stock-based compensation expense has increased due to equity awards granted to our employees and directors, and we intend to continue to grant equity awards which will result in additional stock-based compensation expense in future periods.
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
•General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring costs, acquisition costs, certain Cyber Incident costs, professional fees, certain non-cash impairment charges and other general corporate expenses. The Cyber Incident has resulted in increased general and administrative expenses which we expect to continue in 2023 and beyond, although such expenses may continue to fluctuate from period to period.
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
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$58,764	31.0%	$42,248	23.6%	$16,516
Maintenance	116,415	61.4	114,381	63.8	2,034
Total recurring revenue	175,179	92.4	156,629	87.3	18,550
License	14,412	7.6	22,767	12.7	(8,355)
Total revenue	$189,591	100.0%	$179,396	100.0%	$10,195
Total revenue increased $10.2 million, or 5.7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in recurring revenue partially offset by a decrease in license revenue as we continue to transition to a subscription model. Revenue from North America was approximately 69% and 71% of total revenue for the three months ended September 30, 2023 and 2022, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
As a result of macroeconomic conditions, certain of our customers have, and others may, defer renewals or cancel subscriptions which has had, and could in the future have, a negative impact on our revenue. However, despite the impact of macroeconomic conditions, our maintenance renewal rate for the trailing twelve month period was 95%.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $16.5 million, or 39.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to increased sales of our time-based subscription offerings resulting from existing customers transitioning to our subscription pricing model and new customers purchasing our subscription solutions, including our SolarWinds Hybrid Cloud Observability solution. The increase in subscription revenue includes a $1.7 million increase resulting from an increase in sales of multi-year time-based arrangements during the period. Our subscription revenue increased as a percentage of our total revenue for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Our net retention rate for our subscription products was as follows:

	Trailing Twelve Months Ended September 30,
	2023	2022

Net retention rate(1)	93%	96%
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
Maintenance Revenue. Maintenance revenue increased $2.0 million, or 1.8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to strong maintenance renewal rates, the impact of price increases on our maintenance services and increased sales of professional services and other revenue, partially offset by the impact on maintenance revenue from conversions of customers to subscription-based products.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended September 30,
	2023	2022

Maintenance renewal rate(1)	95%	91%
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
License Revenue
License revenue decreased $8.4 million, or 36.7%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Hybrid Cloud Observability solution and other products that have historically been sold only as perpetual licenses. We expect license revenue to continue to decline as customers transition to our subscription offerings.
Cost of Revenue

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$17,957	9.5%	$16,563	9.2%	$1,394
Amortization of acquired technologies	3,412	1.8	3,628	2.0	(216)
Total cost of revenue	$21,369	11.3%	$20,191	11.3%	$1,178
Total cost of revenue increased in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in amortization of capitalized development costs of $1.6 million, partially offset by decreases in public cloud infrastructure and hosting fees related to our subscription offerings and personnel costs of $0.3 million and amortization of acquired technologies of $0.2 million.

Operating Expenses

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$59,675	31.5%	$64,813	36.1%	$(5,138)
Research and development	27,308	14.4	22,562	12.6	4,746
General and administrative	31,101	16.4	42,558	23.7	(11,457)
Amortization of acquired intangibles	11,613	6.1	13,045	7.3	(1,432)
Goodwill impairment	—	—	278,706	155.4	(278,706)
Total operating expenses	$129,697	68.4%	$421,684	235.1%	$(291,987)
Sales and Marketing. Sales and marketing expenses decreased $5.1 million, or 7.9%, primarily due to a decrease in marketing program costs.
Research and Development. Research and development expenses increased $4.7 million, or 21.0%, primarily due to an increase in personnel costs of $2.2 million, restructuring charges primarily related to severance expense of $1.7 million as well as costs for subscriptions used in the development of our offerings of $1.1 million.
General and Administrative. General and administrative expenses decreased $11.5 million, or 26.9%, primarily due to decreases in net Cyber Incident costs of $7.9 million and non-cash impairment charges related to the impairment of the SolarWinds trade name recognized in the previous year of $5.9 million, as well as a decrease in the provision for losses on accounts receivable of $1.2 million. These decreases were partially offset by an increase in personnel costs of $3.4 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $1.4 million, or 11.0%, primarily due to certain acquired intangibles being fully amortized.
Goodwill Impairment. As a result of the interim goodwill impairment analysis at September 30, 2022, we recognized a $278.7 million non-cash goodwill impairment charge for the three months ended September 30, 2022.
Interest Expense, Net

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(29,314)	(15.5)%	$(23,181)	(12.9)%	$(6,133)
Interest expense, net increased by $6.1 million, or 26.5%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in interest expense is primarily due to the increase in interest rates on our debt, including an increase in applicable margins resulting from the refinancing of our debt in November 2022. The weighted-average effective interest rate on our debt was 9.0% for the three months ended September 30, 2023 compared to 5.0% for the three months ended September 30, 2022. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(121)	(0.1)%	$(2,418)	(1.3)%	$2,297
Other income (expense), net increased by $2.3 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a $1.9 million loss on extinguishment of debt related to the partial debt repayment made in September 2022, along with the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$9,090	4.8%	$(288,078)	(160.6)%	$297,168
Income tax expense	12,262	6.5	4,141	2.3	8,121
Effective tax rate	134.9%		(1.4)%		136.3%
Our income tax expense for the three months ended September 30, 2023 was $12.3 million as compared to $4.1 million for the three months ended September 30, 2022. The effective tax rate increased to 134.9% for the period, primarily due to an increase in the valuation allowance resulting from deduction limitations associated with the U.S. Tax Act. Additionally, the effective tax rate for the three months ended September 30, 2022 included the effect of the goodwill impairment, which is primarily non-deductible for income tax purposes. For additional discussion about our income taxes, see Note 8. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$166,510	29.7%	$117,975	22.2%	$48,535
Maintenance	346,949	61.9	343,848	64.6	3,101
Total recurring revenue	513,459	91.6	461,823	86.8	51,636
License	47,142	8.4	70,475	13.2	(23,333)
Total revenue	$560,601	100.0%	$532,298	100.0%	$28,303
Total revenue increased $28.3 million, or 5.3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in recurring revenue, partially offset by a decrease in license revenue as we continue to transition to a subscription model. Revenue from North America was approximately 69% and 70% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $48.5 million, or 41.1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increased sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model, including our SolarWinds Hybrid Cloud Observability solution, and includes a $7.7 million increase resulting from an increase in sales of multi-year time-based arrangements during the period.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve Months Ended September 30,
	2023	2022

Net retention rate(1)	93%	96%

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
Maintenance Revenue. Maintenance revenue increased $3.1 million, or 0.9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increased sales of professional services and other revenue, as well as strong maintenance renewal rates and the impact of price increases on our maintenance services, partially offset by the impact on maintenance revenue from conversions of customers to subscription-based products.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended September 30,
	2023	2022

Maintenance renewal rate(1)	95%	91%
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
License Revenue
License revenue decreased $23.3 million, or 33.1%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Hybrid Cloud Observability solution and other products that have historically been sold only as perpetual licenses.
Cost of Revenue

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$54,884	9.8%	$49,854	9.4%	$5,030
Amortization of acquired technologies	10,273	1.8	24,503	4.6	(14,230)
Total cost of revenue	$65,157	11.6%	$74,357	14.0%	$(9,200)
Total cost of revenue decreased in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease in amortization of acquired technologies due to certain intangible assets, acquired in connection with the Take Private, being fully amortized. Cost of recurring revenue increased primarily due to increases in amortization of capitalized development costs of $4.1 million, public cloud infrastructure and hosting fees related to our subscription offerings of $2.1 million and contract services of $1.2 million. These increases were partially offset by a decrease in personnel costs of $1.9 million.

Operating Expenses

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$185,429	33.1%	$190,472	35.8%	$(5,043)
Research and development	75,180	13.4	68,092	12.8	7,088
General and administrative	91,120	16.3	116,505	21.9	(25,385)
Amortization of acquired intangibles	36,712	6.5	39,387	7.4	(2,675)
Goodwill impairment	—	—	891,101	167.4	(891,101)
Total operating expenses	$388,441	69.3%	$1,305,557	245.3%	$(917,116)
Sales and Marketing. Sales and marketing expenses decreased $5.0 million, or 2.6%, primarily due to a decrease in marketing program costs of $11.4 million, partially offset by increases in personnel costs of $3.0 million, which includes an increase in stock-based compensation expense of $2.2 million, restructuring charges primarily related to severance expense of $2.7 million and subscription costs of $0.9 million.
Research and Development. Research and development expenses increased $7.1 million, or 10.4%, primarily due to increases in personnel costs of $3.3 million, which includes an increase in stock-based compensation expense of $1.4 million, costs for subscriptions used in the development of our offerings of $2.3 million and restructuring charges primarily related to severance expense of $1.9 million.
General and Administrative. General and administrative expenses decreased $25.4 million, or 21.8%, primarily due to a decrease of $24.3 million in costs related to the Cyber Incident, net of expected insurance proceeds. In addition, non-cash impairment charges decreased $15.2 million related to the impairment of the SolarWinds trade name recognized in the prior year, and directors and officers liability and cybersecurity insurance costs and professional fees decreased $2.1 million. These decreases were partially offset by increases in restructuring charges of $13.9 million primarily related to lease impairment charges and accelerated depreciation expense in connection with the exiting of certain leased facilities and personnel costs of $5.0 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $2.7 million, or 6.8%, primarily due to certain acquired intangibles being fully amortized during the period and the impact of changes in foreign currency exchange rates.
Goodwill Impairment. As a result of the interim goodwill impairment analyses performed at June 30, 2022 and September 30, 2022, we recognized $891.1 million in non-cash goodwill impairment charges.
Interest Expense, Net

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(87,338)	(15.6)%	$(57,669)	(10.8)%	$(29,669)
Interest expense, net increased by $29.7 million, or 51.4%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in interest expense is primarily due to increases in interest rates on our debt, including an increase in applicable margins resulting from the refinancing of our debt in November 2022. The weighted-average effective interest rate on our debt for the nine months ended September 30, 2023 was 8.8% compared to 3.8% for the nine months ended September 30, 2022. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(197)	—%	$(1,861)	(0.3)%	$1,664
Other income (expense), net increased by $1.7 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a $1.9 million loss on extinguishment of debt related to the partial debt repayment made in September 2022, offset by the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$19,468	3.5%	$(907,146)	(170.4)%	$926,614
Income tax expense	28,001	5.0	11,856	2.2	16,145
Effective tax rate	143.8%		(1.3)%		145.1%
Our income tax expense for the nine months ended September 30, 2023 was $28.0 million as compared to $11.9 million for the nine months ended September 30, 2022. The effective tax rate increased to 143.8% for the period primarily due to an increase in the valuation allowance resulting from deduction limitations associated with the U.S. Tax Act. Additionally, the effective tax rate for the nine months ended September 30, 2022 included the effect of the goodwill impairment, which is primarily non-deductible for income tax purposes. For additional discussion about our income taxes, see Note 8. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10‑Q.
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
•Acquisition and Other Costs. We exclude certain expense items resulting from acquisitions, such as legal, accounting and advisory fees, changes in fair value of contingent consideration, costs related to integrating the acquired businesses, deferred compensation, severance and retention expense. In addition, we exclude certain other non-recurring costs, including internal investigation costs. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that we would not have otherwise incurred in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition and other costs, allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.
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
•Cyber Incident Costs. We exclude certain expenses resulting from the Cyber Incident. Expenses include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services, consulting services being provided to customers at no charge and estimated loss contingencies. Cyber Incident costs are provided net of expected and received insurance reimbursements, although the timing of recognizing insurance reimbursements may differ from the timing of recognizing the associated expenses. We expect to incur significant legal and other professional services expenses associated with the Cyber Incident in future periods. The Cyber Incident results in operating expenses we would not have otherwise incurred in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance. We continue to invest significantly in cybersecurity and expect to make additional investments. These estimated investments are in addition to the Cyber Incident costs and not included in the net Cyber Incident costs reported.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except percentages)
GAAP operating income (loss)	$38,525	$(262,479)	$107,003	$(847,616)
Stock-based compensation expense and related employer-paid payroll taxes	20,887	17,991	56,587	51,469
Amortization of acquired technologies	3,412	3,628	10,273	24,503
Amortization of acquired intangibles	11,613	13,045	36,712	39,387
Acquisition and other costs	1,804	146	1,928	432
Restructuring costs(1)	2,020	43	20,214	1,473
Cyber Incident costs, net	2,901	10,829	(4,289)	20,293
Goodwill and indefinite-lived intangible asset impairment	—	284,590	—	906,350
Non-GAAP operating income	$81,162	$67,793	$228,428	$196,291
GAAP operating margin	20.3%	(146.3)%	19.1%	(159.2)%
Non-GAAP operating margin	42.8%	37.8%	40.7%	36.9%
_______
(1)Restructuring costs for the nine months ended September 30, 2023 includes $13.9 million of non-cash lease impairment and other charges incurred in connection with the exiting of certain leased facilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except margin data)
Net loss	$(3,172)	$(292,219)	$(8,533)	$(919,002)
Amortization and depreciation	19,678	20,048	60,636	74,107
Income tax expense	12,262	4,141	28,001	11,856
Interest expense, net	29,314	23,181	87,338	57,669
Unrealized foreign currency (gains) losses	(730)	(458)	(614)	(898)
Acquisition and other costs	1,804	146	1,928	432
Debt-related costs(1)	98	2,025	301	2,222
Stock-based compensation expense and related employer-paid payroll taxes	20,887	17,991	56,587	51,469
Restructuring costs	2,020	43	20,214	1,433
Cyber Incident costs, net	2,901	10,829	(4,289)	20,293
Goodwill and indefinite-lived intangible asset impairment	—	284,590	—	906,350
Adjusted EBITDA	$85,062	$70,317	$241,569	$205,931
Adjusted EBITDA margin	44.9%	39.2%	43.1%	38.7%
_______
(1)Debt related costs for both the three and nine months ended September 30, 2022 includes a non-cash loss on extinguishment of debt of $1.9 million.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $235.2 million as of September 30, 2023. Our international subsidiaries held approximately $26.7 million of cash and cash equivalents, of which 40.9% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. We continue to evaluate the nature and extent of the impact of the Cyber Incident to our business and financial position. Although we recorded an immaterial estimated loss contingency, the amount of loss that might result from adverse judgments, settlements, penalties, or other resolution of the SEC Complaint or any other proceedings is unknown. Such potential payments, if great enough, could have an adverse effect on our liquidity. In addition, there continues to be uncertainty in the rapidly changing market and macroeconomic conditions related in part to the wars in Israel and Ukraine, market conditions related to inflation, fluctuating foreign currency exchange rates, changes in interest rates, geopolitical tensions involving China and instability in the banking sector and financial services industry. However, despite these uncertainties, we believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.
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
Indebtedness
As of September 30, 2023, our total indebtedness was $1.2 billion, with up to $130.0 million of available borrowings under our revolving credit facility. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the principal amount and has a final maturity date of February 5, 2027. We have made voluntary debt prepayments in prior periods and may continue to evaluate opportunities for additional debt prepayments in order to reduce our levels of gross debt.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$118,189	$106,726
Net cash provided by (used in) investing activities	10,747	(74,126)
Net cash used in financing activities	(17,431)	(320,839)
Effect of exchange rate changes on cash and cash equivalents	(1,012)	(2,216)
Net increase (decrease) in cash and cash equivalents	$110,493	$(290,455)
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, the $11.5 million increase in cash provided by operating activities was primarily due to the increase in our operating income, adjusted for non-cash items including the goodwill and indefinite-lived intangible asset impairment charges recorded during the nine months ended September 30, 2022. This increase was partially offset by increased cash outflows resulting from the changes in our operating assets and liabilities related to the timing of sales and cash payments and receipts. The net cash outflow resulting from the changes in our operating assets and liabilities was $9.4 million for the nine months ended September 30, 2023 as compared to $3.5 million for the nine months ended September 30, 2022.
Cash flow from operating activities during the nine months ended September 30, 2023 includes $40.0 million in insurance proceeds received from our directors and officers liability insurance related to the Cyber Incident. These proceeds were partially offset by the $26.0 million consolidated putative class action lawsuit settlement payment made during the period, along with other costs related to the Cyber Incident. In addition, cash flow from operating activities was impacted by a $28.7 million increase in cash paid for interest due to increases in interest rates partially due to the increase in applicable margins resulting from the refinancing of our debt in November 2022 and, to a lesser extent, an increase of $7.3 million in cash paid for income taxes.
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
Net cash provided by investing activities increased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a decrease of purchases of short-term investments of $63.2 million and an increase of maturities of short-term investments of $11.5 million when comparing the periods. Additionally, the prior period included the acquisition of Monalytic, Inc., a monitoring, analytics and professional services company.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of unvested incentive restricted stock and common stock to satisfy withholding tax requirements related to the settlement of restricted stock units.
Net cash used in financing activities decreased in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a $300.0 million voluntary principal repayment of debt under our First Lien Term Loan in the prior year and the reduction of our required quarterly principal repayments resulting from our debt refinancing in November 2022.
In the nine months ended September 30, 2023 and 2022, we withheld and retired shares of common stock to satisfy $14.7 million and $9.1 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
Contractual Obligations and Commitments
As of September 30, 2023, there have been no material changes in our contractual obligations and commitments as of December 31, 2022 that were disclosed in our Annual Report on Form 10-K.
During the nine months ended September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $232.2 million and $121.7 million at September 30, 2023 and December 31, 2022, respectively. We also had short-term investments classified as available-for-sale securities of $3.0 million and $27.1 million at September 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of bank demand deposits, money market funds and investments with original maturities of three months or less. Our short-term investments consist primarily of corporate bonds and U.S. Treasury securities and other federal agency bonds. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2023. We strive to maintain our cash deposits and invest in money market funds with multiple financial institutions of reputable credit and perform periodic evaluations of the relative credit standing of the financial institutions. We believe the financial institutions that hold our cash and cash equivalents are financially sound and minimal credit risk exists with respect to cash.
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
We had total indebtedness with an outstanding principal balance of $1.24 billion and $1.25 billion as of September 30, 2023 and December 31, 2022, respectively. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or a secured overnight financing rate (“SOFR”) with a 0% floor. As of September 30, 2023 and December 31, 2022, the annual rate on borrowings was 9.07% and 8.32%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $12.5 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2022 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.24 billion U.S. dollar term loans as of September 30, 2023, not subject to market pricing. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of September 30, 2023 and December 31, 2022, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three and nine months ended September 30, 2023 and 2022.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
With the exception of the following updated risk factor and the updated risk factors disclosed in Part II, Item 1A, under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to Our Technology, Cybersecurity and the Cyber Incident

As a result of the Cyber Incident, we are subject to pending litigation with the SEC, which could result in significant costs, penalties and expenses, the diversion of management’s attention, unfavorable publicity, a negative impact on employee morale and an adverse effect on our business, reputation, financial condition, results of operations and/or stock price, as well as a bar against our Chief Information Security Officer from serving as an officer or director of a publicly traded company.
On October 30, 2023, in connection with the previously disclosed SEC investigation related to the Cyber Incident, the SEC filed a civil complaint (the “SEC Complaint”) naming the Company and our Chief Information Security Officer (“CISO”) as defendants (the “Defendants”). The SEC Complaint alleges violations of certain provisions of the Securities Act and the Exchange Act by the Company and our CISO, and seeks, among other things, permanent injunctions from engaging in future violations of provisions of the federal securities laws at issue in the SEC Complaint, disgorgement of profits, civil penalties against the Defendants and an officer-and-director bar against our CISO.
The Company disputes the allegations made in the SEC Complaint and intends to defend itself in this matter. However, although the impact of the SEC Complaint, including the costs, timing, results and other potential consequences thereof, are unknown at this time, the filing of the SEC Complaint, any resulting litigation and/or an adverse resolution of the SEC Complaint could have a material impact on our reputation, business, financial condition, results of operation, cash flow, stock price, ability to obtain financing and/or the ability to attract or retain key employees.
Furthermore, regardless of the outcome of the SEC Complaint, the investigation by the SEC and resulting complaint itself has resulted, and will continue to result, in substantial costs, use of resources and diversion of the attention of management and other employees, which could adversely affect our business. Furthermore, publicity surrounding the SEC Complaint could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows. We have incurred and will continue to incur legal and other expenses in connection with this matter and anticipate that we will be required to indemnify certain current and former officers with respect thereto. Moreover, we have exhausted our coverage limits under our applicable insurance policies and will therefore be required to cover such costs without insurance reimbursement.
Although we have resolved the other lawsuits in the U.S. related to the Cyber Incident to which we were a party, additional claims may be asserted by or on behalf of other government agencies, customers, stockholders or others seeking monetary damages or other relief. Any such lawsuits could result in the incurrence of additional significant costs and expenses, further diversion of management’s attention from the operation of our business and a negative impact on employee morale. The pendency or resolution, including any unfavorable outcome, of any such lawsuits, may result in additional costs and other liabilities, including providing indemnity to our officers and directors, and may have an adverse impact on our business, financial condition and results of operations.

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
10.1
Contractor Agreement, effective as of November 15, 2023, between Rohini Kasturi and SolarWinds Worldwide, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on August 30, 2023)

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

SOLARWINDS CORPORATION

Dated:	November 8, 2023	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)