Form 10-K
period 2023-12-31
SolarWinds Corp
filed 2024-02-16
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s aggregate market value of its shares held by non-affiliates was approximately $525.8 million.
On February 12, 2024, 166,671,373 shares of common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•expectations regarding the impact on our business of the SEC litigation resulting from the cyberattack on our Orion Software Platform and internal systems (the “Cyber Incident”);
•expectations regarding our evolution from monitoring to observability and our subscription-first approach;
•expectations regarding investment in product development and the results of those efforts;
•expectations regarding our selling efforts toward enterprise customers as well as our ability to convert our maintenance customers to subscription products;
•expectations regarding the impact of macroeconomic conditions, including the wars in Ukraine and Israel, rising escalations in the Middle East, geopolitical tensions involving China, disruptions in the global supply chain and energy markets, inflation, uncertainty over liquidity concerns in the broader financial services industry, rising interest rates, changes in foreign exchange rates or other geopolitical events globally on our business and financial results;
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

PART I
ITEM 1.     BUSINESS
Overview
SolarWinds is a leading provider of observability and information technology, or IT, management software. Our mission is to help customers accelerate their digital transformations with simple, powerful and secure solutions designed for today's hybrid IT and multi-cloud environments. We offer full-stack observability solutions designed to provide organizations worldwide, regardless of type, size, or complexity, with a comprehensive and unified view of today’s modern, distributed and hybrid network environments.
Our business is focused on building products to enable technology professionals and leaders to securely monitor and manage the performance of their IT environments, whether on-premises, in the cloud or in hybrid deployments.
Organizations across industries use technology and software to drive business transformation and competitive differentiation. As organizations deploy and rely on a mix of on-premises, public and private cloud and hybrid IT environments to support their business transformations, they require observability, monitoring and management solutions designed to work across their increasingly complex environments and provide full, unified visibility into the performance of the entire IT stack.
Our products are designed to monitor and manage networks, systems, databases and applications across on-premises, multi-cloud and hybrid IT environments without the need for customization or, in most cases, professional services. Since the launch of our Network Performance Monitor product in 2001, we have significantly expanded our product offerings and established a leadership position in observability, network, systems, database, application and cloud monitoring markets by delivering simple and compelling value-based solutions. In addition, our IT service management solutions provide complementary cloud-based and on-premises service desk management capabilities.
Our approach has enabled us to market and sell our products directly to network and systems engineers, database administrators, storage administrators, DevOps, SecOps and service desk professionals. These technology professionals have become empowered to influence the selection, and often the purchase, of products needed to rapidly solve the problems they face.
We continuously engage with IT service and operations professionals, DevOps and SecOps professionals, and database administrators (DBAs) to understand the challenges they face maintaining high-performing and highly available hybrid IT infrastructures. The insights we gain from them, in places like THWACK, our online user community of more than 195,000 registered members, help us to address customers’ needs now, and in the future. The THWACK community provides direct connections between our engineers and their end users to understand what they need to solve their biggest problems—and how they want those problems solved. It also creates an open forum to hear first-hand the emerging challenges these technology professionals encounter and acts as a valuable sounding board to understand what they think on many topics. Where other vendors prioritize product requirements based on the needs of a small set of large customers, we prioritize the requirements voiced by our user community.
Today, as the problems organizations face deepen in complexity, and the time available to identify and resolve issues shrinks, technology investments have increased in their strategic importance, and we have expanded the customer profiles we serve. In addition to the technology professionals we have directly served since our inception, we increasingly engage with technology and business leaders to help them solve more complicated and connected challenges. In our account-based marketing motion, we recognize there are multiple stakeholders who influence buying decisions, and we believe these customers feel better supported by their ongoing partnerships with SolarWinds. As a result, these customers place their confidence in a vendor capable of supporting their needs across a unified and expandable platform of solutions, rather than an assortment of point products.
We believe our continued transition to a platform-based approach that we call the "SolarWinds Platform" addresses a significant portion of the observability market, which includes IT operations management, network management, IT service management, security analytics, intelligence, response and orchestration and database administration and development tools.
Most of our offerings are purpose-built on the SolarWinds Platform so our customers can easily purchase and deploy our products individually or as an integrated offering as their needs evolve. We utilize a cost-efficient, integrated global product development model and have expanded our offerings over time through both organic development and strategic acquisitions.

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
SolarWinds Corporation was incorporated in the State of Delaware in 2015. On February 5, 2016, we were acquired by affiliates of Silver Lake Group, L.L.C. and Thoma Bravo, LLC in a take-private transaction, or the Take Private. In October 2018, we completed our initial public offering, or IPO, and once again became a publicly traded company.
Execution Core Principles
At the heart of everything we do as a company are five principles that guide our business and help explain why technology professionals and leaders choose our products:
Focus on Technology Professionals and Leaders
We are committed to understanding technology professionals and leaders and the challenges they face managing the complex, ever-changing demands of business-critical IT environments and the end-user experience they deliver. We have a substantial customer base and community of technology professionals and leaders. We engage with them daily through digital marketing, customer success programs and online communications, including through THWACK, our online community that provides forums to registered members, as well as tools and valuable resources. We also manage several corporate and company-sponsored blogs in which we provide perspectives and information relevant to the observability, IT management, database and service management markets, as well as web-based events designed to train and inform participants about deeper aspects of our products. These resources allow us to ask what a broad sample of technology professionals and leaders need rather than ask or react to a few opinions.
Build Great Products for the Entire Market
Organizations of all sizes have complex IT environments that make managing IT challenging. Our commitment to technology professionals and leaders allows us to deliver products built to solve well-understood IT problems with simple, powerful and secure solutions for the entire market, from very small businesses to the largest of global enterprises, regardless of whether their IT is located on-premises, in the public or private cloud, or some combination of all.
We design our products to be easy to access, try, buy, deploy and use. Most of our offerings are built on the SolarWinds Platform, which allows our customers to purchase and implement these products individually, and then add more of these products as needed or buy a combination of these products as an integrated offering. This allows customers to buy what they need when they need it and grow as their needs evolve. Over time, we intend to offer more and more of our products on the SolarWinds Platform, allowing customers the simplicity of buying additional products than they can today.
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
The size and organization of our sales force enables us to reach thousands of technology professionals and leaders each day. We close transactions from the smallest and most simple to our largest and most complex deals efficiently and in most cases without the need for a traditional outside sales force, product customization or professional services. Depending on the needs and complexity of our end users’ environments, we now provide optional professional services offerings to assist with deployment. Our sales team uses a prescriptive approach designed to manage leads and quickly sell our products under our standardized pricing and contract terms. We believe our selling motion reflects how our customers prefer to do business.
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
Growth Strategies
We intend to extend our leadership in observability and IT infrastructure management and grow our market share in adjacent areas, including IT service management and database performance management. The following are key elements of our land, adopt, expand and retain growth strategy designed to reach organizations ranging in size from very small businesses to large enterprises:
Execute our Subscription-First Approach
We will lead with selling subscriptions first across our product portfolios through our on-premises, multi-cloud, and hybrid solutions. This requires continuous engagement with our customers, and the ability to evolve customers forward as new offering capabilities are delivered.
Win New Customers
Our commitment to the value of selling from the inside allows us to win new customers in existing markets where the breadth and strength of our product offerings give us a competitive advantage. Our efficient marketing and sales model and powerful brand recognition and trust among technology professionals enable us to increase our customer base both with practitioners and with IT and business leaders whose IT management challenges require solutions that can grow as their needs expand and evolve.
Increase Penetration Within Our Existing Customer Base
Many of our customers make an initial purchase to meet an immediate need, such as network, application or database performance monitoring in a small portion of their IT infrastructure, and subsequently purchase additional products for other use cases or expansion across their organization. We continue to refine our sales efforts to expand the sales of our products within organizations, particularly those that have multiple purchasers of our IT management products. For example, an important component of our sales execution strategy is to focus on upsell and cross-sell opportunities when renewing expiring contracts.
Invest in and Grow Partner Channel
Channel partners are integral to the overall success SolarWinds has in delivering an excellent customer experience and supporting and driving growth for our valued global channel partners. We are transforming our strategy, team, solutions and customer experience and increasing our focus on the channel growth and development of our partners.
Continue to Solve Old and New Problems
We intend to continue our focus on innovation and bring new products and tools to market to address the problems that technology professionals and leaders ask us to solve. We also intend to continue providing frequent feature releases to our existing products and provide quarterly releases for our on-premises and self-hosted products, and twice-monthly releases for our SaaS products. We are focused on enhancing the overall integration of our products to improve our value proposition and allow our customers to further benefit from expanding their usage of our products as their needs evolve.

Increase Our International Footprint
We believe a substantial market opportunity exists to increase our international footprint across all our product lines. Our observability and service desk products, which are currently sold primarily in North America, have strong international expansion potential. We have made significant investments in recent years to increase our sales and marketing operations internationally and expect continued focus on our international sales and global brand awareness.
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
As part of our "Secure by Design" framework, we have made adaptations and enhancements to the security of our internal environment, software development processes and deployment of our products, including further hardening the security of our environment and systems, adopting zero-trust, assume-breach and least-privilege access mechanisms, addressing the possible risks associated with third-party applications access and redesigning our automated build process to further increase the security and integrity of our products.
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
•Our suite of infrastructure management products monitors and analyzes the performance of applications and their supporting infrastructure, including servers, physical, virtual and cloud infrastructure, storage and databases. We also help our customers strengthen their security and compliance posture with our automated network configuration, log and event management, Security Information and Event Management (SIEM), access rights management, identity monitoring, server configuration monitoring and patching, and secure gateway and file transfer products.
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
Evolving from Monitoring to Observability
Specialized monitoring solutions will continue to be relevant and needed to support customers' requirements, but to address the growing complexity faced by technology professionals and leaders, we believe that we must evolve, further integrate and extend these point products into robust and extensive observability offerings on the SolarWinds Platform. Because of the continually elevated needs of the modern enterprise—and the intensifying complexity of the challenges IT practitioners and leaders face—we believe that the future convergence of our Hybrid Cloud Observability and SolarWinds Observability solutions on the SolarWinds Platform, enriched by our service management offerings, will deliver the solution these audiences have voiced in the input we have gathered from them. The SolarWinds approach to observability goes beyond conventional monitoring to accelerate problem resolution through cross-domain analytics and actionable intelligence, delivering greater visibility, service dependency insight, and operational predictability.
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

Act / Remediate
Networks
Infrastructure
Automate/
Configure
Security
Applications
Visualize/
Alert
Databases
Cloud
Services
Analyze/Predict
SAAS PLATFORM
Infrastructure
Services
Security
Services
Common Platform
Services
Data, AI/ML
Services
United Agent
Services

Our Customers
As of December 31, 2023, we had over 300,000 customers worldwide. We define customers as individuals or entities that have purchased one or more of our products under a unique customer identification number since our inception for our perpetual license products and individuals or entities that have an active subscription for at least one of our subscription products. Each unique customer identification number constitutes a separate customer regardless of the amount purchased. We may have multiple purchasers of our products within a single organization, each of which may be assigned a unique customer identification number and deemed a separate customer.
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
As the landscape for IT infrastructure and software deployment worldwide rapidly changes to meet businesses’ evolving needs, the performance, speed, availability and security of IT have become critical to business strategy. The job of the technology professionals who deploy and manage these environments—and the IT leaders who are responsible for the performance of both internal and external end-user experiences—is more challenging than ever.
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
Empowerment of the Technology Professional
The technology professionals charged with managing these complex and business-critical infrastructures are increasingly responsible for making technology choices to help ensure the performance of their IT infrastructure meets the needs of the business. Additionally, the democratization of IT spend has expanded influence in software purchase decisions from only the highest levels of an organization’s IT department to technology professionals, who can offer additional perspectives from those of CIOs or other IT decision-makers. We have found that technology professionals prefer to trial software products in real time to determine if the products meet their needs. They also want the flexibility to select from a range of IT management products to find those best suited to address their specific challenges. In this environment, technology professionals are among the biggest influencers of software-purchasing decisions within their organizations. Further, the technology professionals who have relied on SolarWinds continue to trust us as their careers progress, and we routinely engage with CIOs and other IT leaders who bring us into their organization as they move up in leadership ranks.
Limitations of Alternative Solutions
Alternative IT management solutions have limitations that impair their ability to efficiently serve the unique needs of technology professionals. These solutions can be expensive, complicated and inflexible and may require significant professional services to customize, implement, operate and maintain.
Given the challenges associated with operating across a complex range of dynamic, hybrid IT environments and the limited ability of existing solutions to address these challenges in the ways that technology professionals want them addressed, we believe there is a significant market opportunity for broad hybrid IT management and observability solutions purpose-built to serve the needs of technology professionals.
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
Our sales organization is divided into our dedicated sales team and our retention and maintenance renewal team. Our dedicated sales team focuses on sales of new products to new and existing customers, along with transitioning our maintenance customers to our subscription offerings. Our dedicated sales team receives high-quality leads from our marketing motion and engages with the prospect to close the sale. We adhere to a disciplined, data-driven approach to converting leads quickly and efficiently based on our understanding of the prospect’s specific product demands and the inflection points in the selling process. As we expand and evolve our sales motion, we also intend to grow our partner relationships and routes to market.
Our retention and maintenance renewal team focuses on renewing our subscription and maintenance agreements with our customers, along with transitioning our maintenance customers to our subscription offerings. Our conversations with these customers begin months before the renewal date to support our customers, and we work with them through the renewal process.
Partners
We sell our software through a variety of partners to supplement and complement our direct sales force, expand our global presence, reach various market segments and help us to initiate and fulfill sales orders from state, local and federal governments and those commercial customers that prefer to make purchases through a partner. We contract directly with end customers when we sell our products through channel partners. We have partners who proactively create demand for our products and bring new opportunities and customers to us. Our partner network includes channel partners, cloud service providers, global systems integrators, technology distributors, value-added resellers and managed service providers. In October 2022, we announced our Transform Partner Program, which provides incentives to drive partner demand, as well as resources to enable partners to position SolarWinds more effectively and efficiently.
Research and Development
Our research and development organization is primarily responsible for the design, development, testing and deployment of new products and improvements to existing products, with a focus on ensuring that our products integrate with and complement one another. Our focus is on building and scaling observability and service management applications and solutions across multiple deployment and operating environments—private, hybrid and multi-cloud, all on a foundation of "Secure by Design".
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
•network management and IT vendors such as BMC Software, Cisco Systems, IBM and Micro Focus;
•cloud and application performance monitoring vendors, including Datadog, Dynatrace and New Relic;
•IT service management vendors such as Atlassian, FreshWorks and ServiceNow; and
•database management vendors, including Quest and Redgate.
We believe the principal competitive factors in our market are:
•brand awareness and reputation among technology professionals and leaders, including IT professionals and executives, DBAs and DevOps and SecOps professionals;
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
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. As of December 31, 2023, we owned 34 issued U.S. patents and 233 issued foreign patents, with expiration dates ranging from October 2026 to August 2041. We have also filed approximately 25 currently pending patent applications, but we cannot guarantee that patents will be issued with respect to our current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
We endeavor to enter into confidentiality and invention assignment agreements with our employees and contractors and with parties with which we do business to limit access to and disclosure of—and safeguard our ownership of—our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe on our intellectual property, and policing unauthorized use of our technology and intellectual property rights can be difficult. The enforcement of our intellectual property rights also depends on any legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed.
Furthermore, effective patent, trademark, trade dress, copyright and trade secret protection may not be available in every country in which our products are available or where we have operations. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.
Human Capital Management
As of December 31, 2023, we had 2,103 employees, of which 742 were employed in the United States and 1,361 were employed outside of the United States. We strive to be a people-first company and believe we have a positive relationship with our employees, which we continue to nurture and develop. We are not party to any collective bargaining agreement. In certain of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils and/or industry-wide collective bargaining agreements. We are often required to consult and seek the consent or advice of these works’ councils.
Our mission is to enrich the lives of the people we serve, our employees, customers, shareholders, partners, and communities. Our success is the result of our talented, experienced, and high-performing employees across our organization, including functions such as research and development, sales and marketing, partner success and general and administrative.
We are an equal opportunity employer, committed to inclusion, diversity, and belonging. We seek talent from a wide range of backgrounds and beliefs which help us drive our global company culture and foster our CARE values (Collaborative, Accountable, Ready, and Empathetic). We make employment decisions based on merit, qualifications, and business needs, and without regard to legally protected characteristics or beliefs such as race, color, religion, sex, gender, age, pregnancy, national origin, physical or mental disability, sexual orientation, veteran or military status, citizenship, marital status, or genetic information, or any other any characteristic or belief protected under the applicable law. Our CARE values enable us to build lasting relationships with our communities around the world. We continue to invest heavily in attracting top talent, training and development initiatives and motivating and retaining high-potential employees.
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
People Culture and Engagement
Our culture and experience philosophy starts with what we call "Solarian Life and Communities," which encompasses enriching employees’ lives through continuous engagement and proliferating our CARE values across internal and external communities. Our communities span inclusion and belonging, wellness, sustainability, and giving and are all managed by a group of volunteer employees that we call "Culture Connectors." Managed and enabled by our culture and engagement team, these Culture Connectors run live events, asynchronous activities and challenges, and open-forum roundtable discussions to ensure all employees are energized and engaged by our culture. Central to this is a rich, transparent, and omnichannel communications strategy that bridges the gap between executives and individual contributors, keeps employees informed on important company developments, and provides centralized places to connect and share with other employees.
People Development
Our growth philosophy is driven by the desire for our employees to constantly learn, continuously improve, and eternally evolve. We invest significant resources to actively foster a learning culture throughout the company and to empower our employees to drive their personal and professional growth by equipping them with various learning programs, as well as extensive onboarding and training programs. Our learning programs are available for our employees at all levels of career progression and include e-learning programs, live classes, diversity and inclusion training, mentoring communities, customized learning workshops, management enablement and skills training for current, new and future managers, and employee wellness programs. We believe that by empowering our employees as they strive to grow personally and professionally, we will be able to build a flexible and resilient workforce and maintain and nurture a robust pipeline of talent to fuel our future growth and strategy.
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
•As a result of the Cyber Incident, we are subject to pending litigation with the SEC, which has and may continue to result in additional costs and expenses, the diversion of management’s attention, unfavorable publicity and a negative impact on employee morale, and in the future could result in significant penalties, an adverse effect on our business, reputation, financial condition, results of operations and/or stock price.
•Interruptions or performance problems associated with our internal infrastructure, and its reliance on technologies from third parties, may adversely affect our ability to manage our business and meet reporting obligations.
Risks Related to Our Business and Industry
•Our quarterly revenue and operating results may fluctuate from time to time.
•If we are unable to capture significant volumes of high-quality sales leads from our digital marketing initiatives, account-based marketing and our outbound sales motion, our revenue and operating results could be adversely affected.
•If we are unable to sell products to new customers or to sell additional products or upgrades to our existing customers, it could adversely affect our revenue.
•If we fail to manage our solutions evolution, our financial results could be negatively impacted.
Risks Related to Regulatory, Compliance and Legal Matters
•We are subject to various global data privacy and security regulations, which have and could continue to result in additional costs and liabilities to us.
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
•The application of, or changes in, tax laws or regulations may increase our tax obligations and negatively affect our financial performance.
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
We are heavily dependent on our technology infrastructure to operate our business, and our customers rely on our products to help manage and secure their own IT infrastructure and environments, including their and their customers’ confidential information. Despite our implementation of security measures and controls, our systems and those of third parties upon whom we rely are vulnerable to attack from numerous threat actors, including sophisticated nation-state and nation-state-supported actors (including advanced persistent threat intrusions), as well as events that may arise from human error, fraud or malice on the part of employees, contractors or other third parties as well as other insider threats. In addition, as artificial intelligence (“AI”) capabilities improve and are increasingly adopted, we may see cyberattacks created through AI or leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. Threat actors have been, and may in the future be, able to compromise our security measures or otherwise exploit vulnerabilities in our IT systems or products, including vulnerabilities that may arise from, or have been introduced through, the actions, inactions or errors of our employees or contractors or defects in the design or manufacture of our products and systems or the products and systems that we procure from third parties. In addition, our legacy products have been and may in the future be more vulnerable to compromise. Vulnerabilities may also arise from, or be introduced through our or our customers and partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI-generated source code. As a result, threat actors have been, and may in the future be, able to breach or compromise our IT systems, including those which we use to design, develop, deploy and support our products, and access and misappropriate our, our current or former employees’ and our customers’ proprietary and confidential information, including our software source code, introduce malware, ransomware or vulnerabilities into our products and systems and create system disruptions or shutdowns. In addition, our customers have in the past and may in the future incorrectly configure our software, which has resulted in and may in the future result in loss or a breach of business data or other security incidents. We also rely on third-party and open source software that has in the past and may in the future contain bugs, vulnerabilities, or errors that have been or in the future could be exploited or disclosed before a patch or fix is available. By virtue of the role our products play in helping to manage and secure the environments and systems of our customers, attacks on our systems and products can result in similar impacts on our customers’ systems and data.
Moreover, the number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks such as the Cyber Incident, malware, ransomware, viruses, denial of service attacks, insider threats and phishing and social engineering attacks, continue to evolve at a rapid pace. In particular, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our solutions and networks or the systems and networks of third parties that support us and our solutions. As a result, we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. We have experienced, and may in the future experience, security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our systems, our products, the proprietary data contained therein, our customers and ultimately, our business. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address identified vulnerabilities in our products, we and such third parties must make determinations as to how we prioritize developing and deploying the respective fixes, which can delay, limit or prevent development or deployment of a mitigation and harm our reputation. We have and continue to expend significant financial and development resources to address and eliminate vulnerabilities. Likewise, even once a vulnerability has been addressed, for certain of our products, the fix will only be effective once a customer has updated the impacted product with the latest release, and customers that do not install and run the latest supported versions of our products may remain vulnerable to attack. Additionally, we use third-party service providers to provide some services to us that involve the cloud hosting, storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they could experience operational outages, or various cybersecurity threats, suffer cybersecurity incidents, or other security breaches, which would adversely impact our business.
Cyberattacks, including the Cyber Incident, and other security incidents such as phishing schemes, have resulted, and in the future may result, in numerous risks and adverse consequences to our business, including that:
•our prevention, mitigation and remediation efforts may not be successful or sufficient;
•our confidential and proprietary information, including our source code, as well as information that related to current or former employees and customers may be accessed, exfiltrated, misappropriated, compromised or corrupted;
•we incur significant financial, legal, reputational and other harms to our business, including loss of business, decreased sales, severe reputational damage adversely affecting current and prospective customer, employee or vendor relations and investor confidence, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, significant costs for remediation, impairment of our ability to protect our intellectual property, stock price volatility and other significant liabilities;
•our insurance coverage, including coverage relating to certain security and privacy damages and claim expenses, may not be available or sufficient to compensate for all liabilities we incur related to these matters or that we may face increased costs to obtain and maintain insurance in the future; and
•our steps to secure our internal environment, adapt and enhance our software development and build environments and ensure the security and integrity of the products that we deliver to customers may not be successful or sufficient to protect against future threat actors or cyberattacks.
We have incurred and expect to continue to incur significant expenses related to our cybersecurity initiatives.
As a result of the Cyber Incident, we are subject to pending litigation with the SEC, which has and may continue to result in additional costs and expenses, the diversion of management’s attention, unfavorable publicity and a negative impact on employee morale, and in the future could result in significant penalties, an adverse effect on our business, reputation, financial condition, results of operations and/or stock price, as well as a bar against our Chief Information Security Officer from serving as an officer or director of a publicly traded company.
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
Currently, we use NetSuite to manage our order management and financial processes, salesforce.com to track our sales and marketing efforts and other third-party vendors to manage online marketing and web services. In addition, we rely on third-party cloud providers, including Microsoft Azure, to provide hosting services for certain business applications and services. We believe the availability of these services is essential to the management of our high-volume, transaction-oriented business model. We also use third-party vendors to manage our equity compensation plans, certain aspects of our financial reporting processes, human resource management systems and payroll processing, among others. We expect to continue to utilize additional systems and service providers that may also be essential to managing our business, and our business may suffer if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships. Although the systems and services that we require are typically available from a number of providers, it is time-consuming and costly to qualify and implement these relationships. Therefore, if one or more of our providers suffer an interruption in their business, experience delays, disruptions or quality-control problems in their operations, experience difficulty meeting our requirements or standards, or we have to otherwise change or add additional systems and services, our ability to manage our business and our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened, or our business operations could be disrupted. Any disruptions to our business as a result of our dependence on such third-party relationships may adversely affect our financial condition, results of operations or cash flows until we replace such providers or develop replacement technology or operations.
Interruptions or performance problems associated with our products, including disruptions at any third-party data centers or public cloud providers upon which we rely, may impair our ability to support our customers.
Our continued growth, including with respect to our transition to a subscription-first approach, depends in part on the ability of our existing and potential customers to access our websites, software or cloud-based products within an acceptable amount of time. In some cases, third-party cloud providers run their own platforms that we access to host our subscription solutions, and we are, therefore, vulnerable to their service interruptions. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance and the performance of our cloud-based solutions hosted on third-party cloud-based infrastructure, especially during peak usage times and as our cloud capabilities become more complex and our user traffic increases. If our websites are unavailable or if our customers are unable to access our software or cloud-based products within a reasonable amount of time or at all, our business would be negatively affected. Additionally, our data centers, networks and third-party data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base. In addition, similar to other organizations with cloud-based products, we have standing agreements with our vendors to offer services during a specific period of time and for a specific minimum amount. If our commitment levels drop below our contractual obligations, we may be required to pay penalties which could impact our future cash flows.
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
As discussed above, we are party to lawsuits and the subject of governmental investigations related to the Cyber Incident. In addition, as a result of the Cyber Incident and market forces beyond our control, the cost of our cybersecurity insurance has increased, and may in the future continue to increase, and we may not be able to obtain additional or comparable insurance coverage on commercially reasonable terms. In addition, as described above, the SEC has filed a civil complaint, and other governmental authorities investigating the Cyber Incident may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our software development and related expenses or otherwise require us to alter how we operate our business.

While we have concluded our internal investigations relating to the Cyber Incident, the discovery of new or different information regarding the Cyber Incident, including with respect to its scope and impact on our systems, products or customers, could increase our costs and liabilities related to the Cyber Incident and result in further damage to our business, reputation, intellectual property, results of operations and financial condition. In addition, the Cyber Incident has emboldened and in the future may continue to embolden other threat actors to further target our systems, which could result in additional harm to our business, reputation, intellectual property, results of operations and financial conditions. Although we have deployed and expect to continue to deploy significant resources as part of our Secure by Design plan, we cannot ensure that our steps to secure our internal environment, improve our software development and build environments and protect the security and integrity of the products that we deliver will be successful or sufficient to protect against future threat actors or cyberattacks or perceived by existing and prospective customers as sufficient to address the harm caused by the Cyber Incident.
Risks Related to Our Business and Industry
Our quarterly revenue and operating results may fluctuate from time to time because of a number of factors, which makes our periodic results difficult to predict and could cause our operating results to fall below expectations or the guidance we may provide.
We believe our quarterly revenue and operating results may vary significantly from time to time. As a result, you should not rely on the results of any one quarter as an indication of future performance and period-to-period comparisons of our revenue and operating results may not be meaningful.
Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:
•our ability to maintain and increase sales to existing customers and to attract new customers;
•our ability to convert our maintenance customers to subscription products;
•changes in the timing of our revenue recognition and revenue growth as a result of conversions from maintenance to subscription;
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
•the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure, including third-party hosting costs, and customer acquisition;
•our ability to increase and manage the growth of our international operations, including our international sales force, and our ability to manage the risks associated therewith, including increased turnover rates;
•fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations;
•occasional large customer orders, including in particular those placed by the U.S. federal government;
•unpredictability and timing of buying decisions by the U.S. federal government, including, if one were to occur, any impact on buying decisions and timing resulting from any government shutdown;
•our ability to work with our partners to attract new customers or expand our existing customer base;
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
•changes in the manner of use of our long-lived assets, including finite-lived intangible assets, operating lease assets and capitalized software development assets;

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
•significant cybersecurity breaches, technical difficulties or interruptions to our products;
•changes in tax rates in jurisdictions in which we operate;
•fluctuations in interest rates; and
•continued uncertainties in the market and our business operations as a result of global macroeconomic conditions.
Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly, and we could face costly securities class action suits or other unanticipated issues.
If we are unable to capture significant volumes of high-quality sales leads from our digital marketing initiatives, account-based marketing and our outbound sales motion, it could adversely affect our revenue growth and operating results.
Our digital marketing program is designed to drive a high volume of website traffic and deliver high-quality leads, which are often trials of our products, to our sales teams efficiently and cost-effectively. We drive website traffic and capture leads through various digital marketing initiatives, including search engine optimization, or SEO, paid media placement, targeted email campaigns, localized websites, social media, e-book distribution, video content, blogging and webcasts. In addition, we have added programs and technologies to support an account-based marketing motion as we seek to capture more expansion opportunities within our large customer base and better visibility within key enterprise accounts. If we fail to drive a sufficient amount of website traffic or capture a sufficient volume of high-quality sales leads from these activities, our revenue may not grow as expected or could decrease. If we devote additional resources to our selling efforts toward enterprise customers at the expense of our digital marketing program, the success of our traditional sales approach may be negatively impacted. In addition, if either our customer success efforts or the efforts of our channel partners fail to generate sufficient sales leads, our revenue may not grow as expected. If these activities are unsuccessful, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue, and could adversely affect our operating results.
Our increased investments in account-based marketing may divert our sales teams' attention and may not be successful in obtaining large enterprise customers despite the resources we devote to it. In addition, our digital marketing initiatives may be unsuccessful in driving high volumes of website traffic and generating trials of our products, resulting in fewer high-quality sales leads, for a number of reasons. For example, technology professionals and leaders often find our products when they are online searching for a solution to address a specific need. Search engines typically provide two types of search results, algorithmic and purchased listings, and we rely on both. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control and may change frequently. Our SEO techniques have been developed to work with existing search algorithms used by the major search engines. However, major search engines frequently modify their search algorithms, and such modifications could cause our websites to receive less favorable placements, which could reduce the number of technology professionals who visit our websites. In addition, websites must comply with search engine guidelines and policies that are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indexes. If our websites are displayed less prominently or fail to appear in search result listings in response to search inquiries regarding observability, IT monitoring and management, database performance management or service management problems through Internet search engines for any reason, our website traffic could significantly decline, requiring us to incur increased marketing expenses to replace this traffic. Any failure to replace this traffic could reduce our revenue.
In addition, the success of our digital marketing initiatives depends in part on our ability to collect customer data and communicate with existing and potential customers online and through phone calls. As part of the product evaluation trial process and during our sales process, most of our customers agree to receive emails and other communications from us. We also use tracking technologies, including cookies and related technologies, to help us track the activities of the visitors to our websites. However, as discussed in greater detail below, we are subject to a wide variety of data privacy and security laws and regulations in the U.S. and internationally that affect our ability to collect and use customer data and communicate with customers through email and phone calls. Many jurisdictions have proposed or adopted laws that restrict or prohibit unsolicited email or “spam” or regulate the use of cookies, including the European Union’s General Data Protection Regulation and ePrivacy Directive. These new laws and regulations may impose significant monetary penalties for violations and complex and often burdensome requirements in connection with sending commercial emails or other data-driven marketing practices. As a result of such regulation, we may be required to modify or discontinue our existing marketing practices, which could increase our marketing costs.
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
We primarily rely on our direct sales force to sell our products to new and existing customers and convert qualified leads into sales using our high-velocity "selling from the inside" sales model, which we augment with a targeted, high-touch enterprise sales team and Customer Success motion. Accordingly, our ability to achieve significant growth in revenue in the future will depend on our ability to recruit, train and retain sufficient numbers of sales personnel, and on the productivity of those personnel. We plan to continue to expand our sales force both domestically and internationally. Our recent and planned personnel additions may not become as productive as we would like or in a timely manner, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do or plan to do business. In addition, as we augment our sales model and our solutions expand, additional training for new hires and our existing personnel may be required to successfully execute those strategies. If we are unable to sell products to new customers and additional products or upgrades to our existing customers through our direct sales force or through our channel partners, which supplement our direct sales force by distributing our products and generating sales opportunities, we may be unable to grow our revenue and our operating results could be adversely affected.
If we fail to successfully manage the evolution of our solutions, our financial results could be negatively impacted.
We currently derive our revenue from a combination of subscription revenue from the sale of observability, application performance management and service desk products, and license and maintenance revenue from the sale of our on-premises network, systems, storage and database management perpetual license products. As we continue our evolution from monitoring to observability and our subscription-first approach, our revenue mix has shifted, and we expect it to continue to shift, to a greater percentage of subscription revenue, resulting in variation in the timing of how and when we recognize revenue. This shift to a subscription model depends on customer choice, and we may not be successful in converting our customers from perpetual licenses to subscription licenses which may lead to customer attrition or slower revenue growth. In addition, as a part of this shift, we continue to make changes to how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we build and deliver our technology are ineffective, our business could be harmed. Whether our solutions transformation will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, customer acceptance of our subscription products, renewal and expansion rates, our ability to further develop and scale our cloud-based infrastructure, our pricing and our costs. If we do not successfully execute this transition, our business and future operating results could be adversely affected.
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

It is difficult to accurately predict long-term customer retention. Our customers’ maintenance renewal rates and subscription net retention rates may decline or fluctuate as a result of a number of factors, such as our customers’ level of satisfaction with our products and services, the prices of our products, the prices of products and services offered by our competitors, how our products are subjectively evaluated in industry analyst assessments, reductions in our customers’ spending levels or customer perceptions of the Cyber Incident. If our customers do not renew their maintenance or subscription arrangements or if they renew them on less favorable terms, our revenue may decline, and our business will suffer. A substantial portion of our quarterly maintenance and subscription revenue is attributable to agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance or subscription agreements in any one quarter, only a small portion of the decline will be reflected in our revenue recognized in that quarter and the rest will be reflected in our revenue recognized in the following four quarters or more.
Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to customers located outside of the United States, our business has been and continues to be susceptible to risks associated with international operations and global macroeconomic conditions.
We have international operations in the Republic of Ireland, the United Kingdom, Canada, the Czech Republic, Poland, Germany, France, India, Sweden, Israel, Australia, Japan, South Korea, Turkey, Singapore, the Philippines and the United Arab Emirates and we market and sell our products worldwide. We expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. Our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:
•fluctuations in currency exchange rates (which we hedge only to a limited extent at this time);
•dependence on resellers, distributors and other global channel partners to increase customer acquisition or drive localization efforts;
•the complexity of, or changes in, foreign regulatory requirements;
•any violation of legal and regulatory requirements or any misconduct by our international employees or partners;
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
•potentially adverse tax consequences, including the complexities of foreign value-added tax systems, overlapping tax regimes, restrictions on the repatriation of earnings and changes in tax rates;
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
The occurrence of any one of these risks could negatively affect our international business and, consequently, our operating results. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce the desired levels of revenue or profitability. If we are unable to effectively manage our expansion into additional geographic markets, our financial condition and results of operations could be harmed.

In particular, we operate much of our research and development activities internationally and outsource a portion of the coding and testing of our products and product enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our product development. Unrest in certain countries may pose security risks to our people, our facilities, our systems, our operations and local infrastructure, such as utilities and network services, and the disruption of any or all of them could materially adversely affect our operations and/or financial results. In particular, we outsource to contract development vendors located in Ukraine and we also have operations, including research and development personnel, located in Israel. Although we do not expect the wars in Ukraine or Israel to have a material impact on us given our operations in Ukraine and Israel do not currently constitute a material portion of our development operations or our revenue, the conflicts have and may continue to increase our costs, disrupt or delay current or future planned development activities in Ukraine and Israel or force us to shift development efforts to resources in other geographies that may not possess the same level of cost efficiencies. Whether in these countries or in others in which we operate, civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could require us to re-balance our geographic concentrations and could have an adverse effect on our operations and financial performance, including through increased costs of compliance, restrictions on our ability to sell into specific regions, higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our business resulting from deteriorating general economic conditions and adverse impacts to the operations and financial condition of our suppliers, partners and customers.
If one or more of these risks occur, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results could suffer.
We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers at historic rates.
We operate in a highly competitive, fragmented and evolving industry. Competition in our market is based primarily on brand awareness and reputation; product capabilities, including scalability, performance, security and reliability; ability to solve problems for companies of all sizes and infrastructure complexities; ease of use; total cost of ownership; flexible deployment models, including on-premises, in the cloud or in a hybrid environment; strength of sales and marketing efforts; and focus on customer service. We often compete to sell our products against existing products or systems that our potential customers have already made significant expenditures to install. Many of our current and potential competitors enjoy substantial competitive advantages over us, such as greater brand awareness and substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. Given their larger size, greater resources and existing customer relationships, our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards or customer and end-user requirements.
We face competition from IT vendors offering enterprise-wide software frameworks and services and companies in the observability, network, servers, storage, database, cloud and application performance monitoring markets. We also compete with IT equipment vendors and IT operations management product providers, as well as infrastructure providers and their native applications, whose products and services also address observability and IT management requirements for networks, applications, servers, storage, databases and digital experiences. Our principal and potential competitors vary depending on the product we offer and have included and may include large network management and IT vendors such as Cisco Systems, Micro Focus, IBM and BMC Software, companies in the cloud and application performance monitoring market, including Datadog, Dynatrace and New Relic, IT service management vendors such as Atlassian, Freshworks and ServiceNow and database management vendors such as Quest and Redgate.
Some of our competitors have made acquisitions or entered into strategic relationships with one another to offer more comprehensive, bundled or integrated product offerings. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Companies and alliances resulting from these possible consolidations and partnerships may create more compelling product offerings and be able to offer more attractive pricing, making it more difficult for us to compete effectively.
The ability to recruit, retain and develop key employees and management personnel is critical to our success and growth, and our inability to attract and retain qualified personnel could harm our business.
Our business requires certain expertise and intellectual capital, particularly within our management team. We rely on our management team in the areas of operations, security, marketing, sales, research and development, support and general and administrative functions. The loss of one or more of our management team could have an adverse effect on our business. In recent years, we have made significant changes, and may make additional changes in the future, to our senior management team and other key personnel. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business. In addition, we cannot provide assurances that key personnel, including our executive officers, will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future.
For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and products. We have experienced significant attrition in recent years, including of those with significant institutional knowledge and expertise, which has and may continue to negatively impact productivity. In addition, as we move into new geographic areas, we will need to attract, recruit and retain qualified personnel in those locations. The market for qualified personnel is competitive and we may not succeed in retaining and recruiting key personnel or may fail to effectively replace current key personnel who depart with qualified or effective successors. We believe that replacing our key personnel with qualified successors is particularly challenging given that our evolving business model and approach to marketing and selling our products are unique, as well as uncertain global macroeconomic conditions. Any successors that we hire from outside of the company would likely be unfamiliar with our business model and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether, or we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Other factors that may affect our ability to attract and retain talented employees include our compensation and benefits programs, opportunities for advancement, flexible working conditions and our reputation. Our effort to retain and develop personnel has and may continue to result in significant additional resources and costs, including stock-based compensation expenses, which could adversely affect our profitability. Additionally, we may periodically implement business strategies that impact our employees, including changes to our organizational structure or workforce restructurings. Changes in business strategies or workforce restructurings could have an adverse effect on our business, including creating negative employee morale and hindering our ability to meet operational targets.
New regulations and volatility or lack of performance in our stock price could also affect the value of our equity awards, which could affect our ability to attract and retain our key employees. In addition, our current and future flexible work policies may not meet the expectations of our employees or prospective employees. Further, we may be unsuccessful in retaining key personnel of businesses we acquire. Failure to retain or attract key personnel, or if we need to continue to increase our compensation expenses to retain our key personnel, could have an adverse effect on our business, results of operations, financial condition and cash flows.
We have experienced changes in our growth in recent years, and if we fail to manage such changes effectively, we may be unable to execute our business plan, maintain high levels of customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.
Our business model has evolved in recent years, which has resulted in increases in our number of employees internationally, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. While we intend to further expand our overall business, customer base, and number of employees in selected regions, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The changes in our business generally and our management of a growing workforce and customer base geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. To support our business evolution, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to plan for and manage these changes effectively. If we fail to anticipate and manage our business evolution or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
Our actual operating results may differ significantly from information we may provide in the future regarding our financial outlook.
From time to time, we provide information regarding our financial outlook and business expectations in our quarterly earnings releases, quarterly earnings conference calls, investor conferences, analyst days or otherwise, that represents our management’s estimates as of the date of release. When provided, this information regarding our financial outlook, which includes forward-looking statements, will be based on projections prepared by our management. Neither our independent registered public accounting firm nor any other independent expert or outside party will compile or examine the projections nor, accordingly, will any such person express any opinion or any other form of assurance with respect thereto.
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
A portion of our on-premises license sales, including maintenance renewals associated with such products, as well as sales of our time-based subscription offerings, are to a number of different departments of the U.S. federal government. In certain calendar quarters, particularly the first and third calendar quarters, this portion may be meaningful. Any factors that cause a decline, delay or disruption in government expenditures generally or government IT expenditures in particular could cause our revenue to grow less rapidly or even to decline. Following the Cyber Incident, our government contracts have received enhanced scrutiny and negative media attention. If we are unable to secure the data we maintain, our ability to maintain our existing and acquire new government contracts may be substantially impacted. Other challenges include, but are not limited to, constraints on the budgetary process, including changes in the policies and priorities of the U.S. federal government, continuing resolutions, adherence to government audit and certification requirements such as FedRAMP, OMB Memo 22-18 and the NIST Secure Software Development Framework, debt ceiling disruptions, deficit-reduction legislation, and any shutdown or default of the U.S. federal government. Furthermore, sales orders from the U.S. federal government tend to be dependent on many factors and thus the timing of the procurement process can be unpredictable. Any sales we expect to make in a quarter may not be made in that quarter or at all, and our operating results for that quarter may therefore be adversely affected.
Our operating margins and cash flows from operations could fluctuate as we make further expenditures to expand our product offerings and sales motion and continue our increased investments in our Secure by Design initiatives and our Customer Success motion.
We have made significant investments in our operations to support additional growth and expand our business, such as hiring new personnel, establishing and broadening our international operations and investing in our research and development as we evolve our solutions from monitoring to observability and continue our subscription-first approach. We have made substantial investments in recent years to broaden our subscription offerings as well as increase our sales and marketing operations in the EMEA and APJ regions, and we expect to make selected investments in the future to grow our international sales and global brand awareness. In addition, we have made increased investments in our Customer Success motion to support and retain our customers as we adopt a subscription-first approach. We have invested and expect to continue to invest to grow our research and development organization, in particular as part of our evolution of our solutions from monitoring to observability as well as our ongoing initiatives related to our "Secure by Design" framework. All of these investments may not yield increased revenue, and even if they do, the increased revenue may not offset the amount of the investments, including third-party hosting costs. We may also continue to pursue acquisitions in order to expand our presence in current markets or new markets, many or all of which may increase our operating costs more than our revenue. As a result of any of these factors, our operating income could fluctuate and may continue to decline as a percentage of revenue relative to our prior annual periods.
Our success depends on our ability to maintain a product portfolio that responds to the needs of technology professionals and leaders and the evolving observability, IT management and service management markets.
Our product portfolio has grown from on-premises network management products to broad-based on-premises systems monitoring and management products, products for the growing multi-cloud markets and cloud-native SaaS offerings. We offer a broad portfolio of observability, IT management and service management products designed to solve the strategic and day-to-day problems encountered by technology professionals and leaders managing complex IT infrastructure, spanning on-premises, multi-cloud, and hybrid IT environments. We utilize AI and machine learning in some of our products, and we believe this may be a significant enabler for driving value for customers within our product portfolio. Our long-term growth depends on our ability to continually enhance and improve our existing products and develop or acquire new products that address the common problems encountered by technology professionals and leaders on a day-to-day basis in evolving observability, IT management and service management markets. The success of any enhancement or new product depends on a number of factors, including its relevance to our existing and potential customers, timely completion and introduction and market acceptance. As with many developing technologies, AI presents risks and challenges that could affect further development, adoption and use, including flawed algorithms, poor quality, incomplete datasets or biased data practices. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. In addition, new products and enhancements, including any AI-based applications, that we develop or acquire may not sufficiently address the evolving needs of our existing and potential customers, may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate the amount of revenue necessary to realize returns on our investments in developing or acquiring such products or enhancements. In addition, if our expanded product portfolio, in particular our cloud-native SaaS offerings, do not garner widespread market adoption, or there is a reduction in demand due to a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies or decreases in corporate spending, our financial results could suffer. If our new products and enhancements are not successful for any reason, certain products in our portfolio may become obsolete, less marketable and less competitive, and our business will be harmed.
If we are unable to develop and maintain successful relationships with channel partners, our business, results of operations and financial condition could be harmed.
We have established relationships with certain channel partners to distribute our products and generate sales opportunities, particularly internationally. We believe that continued growth in our business is dependent in part upon identifying, developing, and maintaining strategic relationships with our existing and potential channel partners, such as resellers, managed service providers, or MSPs, as well as hyperscalers and general systems integrators and this can drive substantial revenue and provide additional valued-added services to our customers. These partners form an increasingly important element of our go to market motion worldwide, and accordingly any changes to these relationships may have a significant impact on our market strategy. Our agreements with these business partners are non-exclusive, meaning our partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our products. In addition, these strategic relationships may disrupt our direct and indirect sales motions and marketing efforts, lengthen our sales cycles, or create conflict within our sales channels, each of which could negatively impact our business. If we fail to identify appropriate or additional channel partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently distributing and deploying our products, our business, results of operations and financial condition could be harmed. If our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, or fail to meet their contractual and/or compliance obligations, our reputation and ability to grow our business may also be harmed. Our channel strategy is evolving and we may be subjected to lawsuits, regulatory scrutiny or investigations, potential liability or reputational harm if a channel partner does not abide by their contractual obligations as a SolarWinds partner or our representatives fail to follow applicable policies.
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
Adverse global macroeconomic conditions, including as a result of the wars in Ukraine and Israel, may negatively affect our business.
Recent macroeconomic conditions, including as a result of the wars in Ukraine and Israel, rising escalations in the Middle East, geopolitical tensions involving China and the global COVID pandemic have created significant volatility, uncertainty and disruption in the global economy, while the U.S. capital markets have experienced and continue to experience volatility and disruption. Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. Any prolonged weakening of the economy in the United States, or other North American, Latin American, or South American countries, EMEA, APJ and of the global economy, increased inflation, rising interest rates, more limited availability of credit, supply chain and energy markets disruptions, a reduction in business confidence and activity, decreased government spending, armed conflicts, international sanctions, and other difficulties may affect one or more of the sectors or countries in which we sell our products. These global macroeconomic conditions have caused and may continue to cause some of our customers or potential customers to curtail spending generally or IT management spending specifically, and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. These adverse conditions could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.
The extent to which the conflicts in Ukraine and Israel, the global COVID pandemic, increased inflation and changes in interest rates may continue to impact our business, results of operations and financial condition is uncertain and will depend on numerous evolving factors outside of our control that we are not able to accurately predict, including: the duration and scope of the conflicts in Ukraine and Israel; governmental actions taken in response to the global COVID pandemic or other public health emergency that restrict or disrupt global economic activity; business failures, reductions in information technology spending, late or missed payments, or delays in purchasing decisions by our customers, their end-customers and our prospective customers, and the resulting impact on demand for our products, our ability to collect payments for our products or our ability to add new customers and retain existing customers; our ability to continue to effectively market, sell and support our products through disruptions to our operations, the operations of our customers and partners and the communities in which our and their employees are located; and risks associated with exposures of our information technology systems to potential cyber interference and disruption of work activities based on availability and performance of internet access in the regions in which our employees reside as a result of certain of our employees being engaged in remote work from their homes.
Any sustained adverse impacts from these and other recent macroeconomic events could have an adverse effect on our business, operating results and financial position.

Adverse developments affecting the financial services industry could have an adverse impact on our business, financial condition or results of operations.
Events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, have in the past and may in the future lead to market-wide liquidity problems. For example, the closures of Silicon Valley Bank ("SVB") and Signature Bank in March 2023 created bank-specific and broader financial institution liquidity risk and concerns. Although the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.
Although we did not hold any cash or cash equivalents at, or have any banking, credit or other relationship with, SVB or Signature Bank, if other banks and financial institutions wind down and liquidate, enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. In addition, the residual effects of the collapse of SVB and Signature Bank and related instability in the global financial markets may cause difficulties for our customers and channel partners, resulting in reduced spending by them on our solutions. Finally, if any of our vendors have relationships with any closed banks or other banks or financial institutions that close in the future, it could negatively impact their ability to deliver their services to the Company.
More generally, these events have resulted in market disruption and volatility and could lead to greater instability in the credit and financial markets and a deterioration in confidence in economic conditions. Our operations may be adversely affected by any such economic downturn, liquidity shortages, volatile business environments, or unpredictable market conditions. The future effects of these events on the financial services industry and broader economy are unknown and difficult to predict but could include failures of other financial institutions to which we or our customers, partners, vendors, or other counterparties face direct or more significant exposure. Any such developments could adversely impact our results of operation and financial position, and we cannot guarantee we will be able to avoid any negative consequences relating to these recent developments or any future related developments.
Acquisitions present many risks that could have an adverse effect on our business and results of operations.
In order to expand our business, we have made several acquisitions in the past and may continue to do so in the future. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Our past acquisitions and any mergers and acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:
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
•our inability to increase revenue from an acquisition for a number of reasons, including our failure to drive demand in our existing customer base for acquired products and our failure to obtain maintenance or subscription renewals or upgrades and new product sales from customers of the acquired businesses;
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

Potential indemnification liabilities pursuant to the 2021 separation of the N-able business (the “Separation”) could materially affect our business and financial statements.
In connection with the Separation of the N-able business, we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. These agreements provide for specific indemnity and liability obligations of each party that can lead to disputes between us and N-able. If we are required to indemnify N-able under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which N-able has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against N-able will be sufficient to protect us against the full amount of the liabilities, or that N-able will be able to fully satisfy its indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between SolarWinds and N-able and require SolarWinds to assume responsibility for obligations allocated to N-able.
Climate change may have a long-term negative impact on our business.
The long-term effects of climate change on the global economy and the technology industry in particular are unclear, however there are inherent climate-related risks everywhere business is conducted. Climate-related events, including the increasing frequency of extreme weather events such as drought, water scarcity, heat waves, cold waves, flooding and wildfires, and their impact on regional short-term systemic failures in the U.S. and elsewhere, have the potential to disrupt our business, our third-party vendors, and/or the business of our customers and their end users, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. While we employ the use of cloud technologies, we also store some data in physical data centers which depend on predictable and reliable energy and networking capabilities, which could be affected by a variety of factors, including climate change. In addition, if new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws. These costs may be incurred across various levels of our supply chain to comply with new environmental regulations, taxes and penalties, which could cause us to incur increased costs to satisfy service obligations to customers. In addition, we may be subject to increased regulations, reporting requirements and standards, or expectations regarding the environmental impacts of our business, which may result in increased compliance costs, and any untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.
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
Risks Related to Regulatory, Compliance and Legal Matters
We are subject to various global data privacy and security regulations, which have and could continue to result in additional costs and liabilities to us.
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and have resulted in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state data protection and breach notification laws. In connection with the Cyber Incident, our investigations revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and customers. We identified all personal information contained in the emails of these accounts and provided notices to the impacted individuals and other parties as appropriate. Such notices may cause additional harm to our reputation and business and may result in a loss of customers or additional investigations, claims and other related costs and expenses. In addition, if we experience another security incident with a personal data or other privacy-related issue, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any customers whose information was disclosed, which could further harm our reputation and business.
Other states and countries have enacted different requirements for protecting personal information collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union (“EU”), the United Kingdom (“UK”) and other jurisdictions. For example, Brazil (LGPD), China (PIPL), Canada (CPPA), India (DPDP) and Europe (GDPR) have all passed privacy and data security laws, and we cannot yet determine the impact such existing and future laws, regulations and standards will have on our business or the businesses of our customers. The GDPR has an extra territorial effect and may apply outside of Europe. In addition, in the July 2020 Schrems II case, the Court determined that the E.U.-U.S. Privacy Shield, a mechanism for the transfer of personal data from the European Union to the United States, was invalid and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. On June 4, 2021, the European Commission released the final Implementing Decision on standard contractual clauses (“New SCCs”) for the transfer of personal data from the EU to “third countries,” such as the US. The New SCCs repeal and replace the existing SCCs and address the July 2020 decision in Schrems II. Although we have duly implemented the New SCCs as part of our Data Processing Addendum, data transfers from Europe to third countries remain under scrutiny by regulators and courts and further changes may occur in the future which would require further work to achieve compliance as the law develops. Following Brexit, the UK has also implemented its own data protection regime in the form of the UK GDPR and Data Protection Act 2018. While currently similar to the GDPR which applies in Europe, the UK government has stated that it intends to revise its data protection laws, and any such revisions are rapidly evolving. In March 2022, the International Data Transfer Agreement (“IDTA”), the international data transfer addendum to the European Commission’s standard contractual clauses for international data transactions, was brought into force by the UK. The IDTA safeguards data related to UK data subjects when that is transferred to third countries. As this area remains under regulatory scrutiny and may change over time, further work may be required in the future to achieve compliance with the laws in relation to data transfers to/from the UK. In addition, many other countries have, or are developing, laws regulating the processing of personal data. As an international company, we may be subject to multiple overlapping or conflicting obligations under these laws, and compliance with one law may result in non-compliance with another.
Additionally, our business and our products use AI and/or machine learning and these technologies are increasingly subject to the growing attention of regulators and lawmakers. Laws, directives and regulations governing the use of AI may be adopted domestically and globally, and this may impact our business and our products, and restrict our ability to develop products in this space or hinder our ability to sell our existing products or to conduct our business effectively. In addition such laws may conflict with practices or products already in place, or in development.
Failure to comply with any of the laws concerning privacy, data protection, AI and information security could result in enforcement action against us, including fines, the suspension of data flows from one jurisdiction to another, public reprimands, imprisonment of company officials and public censure, claims for damages by end customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end customers and prospective end customers), any of which could have a material adverse effect on our operations, financial performance and business. In addition, we could suffer adverse publicity and loss of customer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability because of the Cyber Incident or other security incidents. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time or suspend data flows as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in connection with the Cyber Incident or another security incident may result in significant costs.
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
Certain of our products are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These regulations may limit the export of our products and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, entities or end uses. The United States and other nations have imposed certain economic and other sanctions on Russia for aggression in Ukraine that have and may continue to impact our ability to generate revenues with customers who may be impacted by such sanctions. Also the United States has implemented restrictions on exports of certain technologies to China that might be used in the manufacture of semiconductor chips, and may seek to implement more protective trade measures in the future including new tariffs or more restrictive trade barriers, any of which could have an adverse impact on our business and financial results.
In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation and importation of our products and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a curtailment or denial of our ability to export our products or provide services. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions may delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons, entities or end uses altogether, which could adversely affect our business, financial condition and results of operations.
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
As internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. In addition to data privacy and security laws and regulations, taxation of products and services provided over the internet or other charges imposed by government agencies or by private organizations for accessing the internet may also be imposed. Any regulation imposing greater fees for internet use or restricting information exchange over the internet could result in a decline in the use of the internet and the viability of internet-based services and product offerings, which could harm our business and operating results. The technology industry is also subject to intense media, political, and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies including laws relating to AI and machine learning. For example, the U.S. passed an Executive Order on AI in October 2023 establishing guidelines for AI development and use, and in December 2023 the European Union agreed on the first law regulating AI with the AI Act, which is expected to be enacted in early 2024. While the AI Act will not be enforceable until at least 2026, its immediate impact is likely to be significant. Like GDPR, the AI Act is extra territorial in scope so may apply outside of Europe. The AI Act categorizes AI systems based upon risk, with some uses prohibited entirely. The costs of compliance with the AI Act as well as potential fines for violations of the AI Act are each likely to be significant. The AI Act may be seen as a benchmark for regulation and may accelerate and/or inform the drafting by other countries enacting similar laws or regulations. These new laws or regulations could have impacts on us, even if they are not intended to affect our company. The AI Act and any other new laws or regulations could require us to change our products and services or alter our business operations, which could harm our business or open us up to additional scrutiny by new AI regulators.
Future litigation could result in material adverse consequences, including judgments or settlements.
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
As of December 31, 2023, we had 34 issued U.S. patents and have also filed patent applications, but patents may not be issued with respect to these applications. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.
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
Exposure related to any disputes and litigation with respect to intellectual property could adversely affect our results of operations, profitability and cash flows.
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
As of December 31, 2023, our total indebtedness was $1.2 billion and we had $130 million available for additional borrowing under our credit facilities. Our net interest expense during the years ended December 31, 2023, 2022 and 2021 was approximately $115.8 million, $83.4 million and $64.5 million, respectively.
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
•exposing us to the risk of increased interest rates as borrowings under the credit agreement are subject to variable rates of interest; and
•limiting our ability to refinance, borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes.
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
The credit agreement governing our credit facilities contains various covenants that are operative so long as our credit facilities remain outstanding. The covenants, among other things, limit our and certain of our subsidiaries’ abilities to:
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. We also are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Any changes to these existing tax laws could adversely affect our domestic and international business operations, and our business and financial performance, including provisions of the Inflation Reduction Act of 2022. Additionally, these events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our product and maintenance prices to offset the costs of these changes, existing customers may elect not to renew their maintenance arrangements and potential customers may elect not to purchase our products. Additionally, changes in foreign taxation laws such as The Pillar Two Model Rules (also referred to as the "Global Anti-Base Erosion" or "GloBE" Rules), address the tax challenges of the digitalization of the economy and are designed to ensure large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate, could have an adverse impact to our business if we become in scope. Any new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.
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
The current U.S. presidential administration could enact changes in tax laws that could negatively impact our effective tax rate. President Biden previously proposed certain tax law changes that would, among other things, raise the rate on both domestic income (from 21% to 28%) and foreign income and impose a new alternative minimum tax on book income. If these proposals are ultimately enacted into legislation, they could materially impact our tax provision, cash tax liability and effective tax rate. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to our cash tax liability and effective tax rate.

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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has and may continue to fluctuate significantly. Factors that have and could cause fluctuations in the trading price of our common stock include the following:
•announcements of new products or technologies, commercial relationships, strategic initiatives, acquisitions or other events by us or our competitors;
•changes in how customers perceive the benefits of our products;
•shifts in the mix of revenue attributable to perpetual licenses and to subscriptions from quarter to quarter, including the mix of revenue from time-based subscription offerings and SaaS offerings;
•changes in our profitability;
•departures of key personnel;
•price and volume fluctuations in the overall stock market from time to time;
•adverse developments with respect to the pending SEC litigation resulting from the Cyber Incident;
•fluctuations in the trading volume of our shares or the size of our public float;
•sales of large blocks of our common stock, including sales by our Sponsors;
•actual or anticipated changes or fluctuations in our operating results;
•whether our operating results meet the expectations of securities analysts or investors or our forecasted guidance;
•changes in actual or future expectations of investors or securities analysts;
•litigation involving us, our industry or both;
•regulatory developments in the United States, foreign countries or both;

•general global macroeconomic conditions and trends, including market impacts related to the wars in Ukraine and Israel, rising escalations in the Middle East, geopolitical tensions in China, disruptions in the global supply chain and energy markets, inflation, changes in interest rates and the COVID pandemic;
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
We have incurred and will continue to incur increased costs and administrative burden by being a public company, including costs to maintain adequate internal controls over our financial and management systems, which could have an adverse effect on our operations and financial results.
As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the NYSE. Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses as compared to when we were a private company. For example, as a public company, we have had to institute a more comprehensive compliance function, comply with rules promulgated by the NYSE, prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws, maintain effective disclosure controls and procedures and internal controls for financial reporting, review and maintain internal policies, such as those relating to insider trading, and involve and retain to a greater degree outside counsel and accountants in the above activities. In addition, being a public company subject to these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.
Furthermore, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal controls. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently, including if we acquire additional businesses and integrate their operations or as rules and regulations change. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with GAAP. If we make acquisitions in the future, we will need to similarly assess and ensure the adequacy of the internal financial and accounting controls and procedures of such acquisitions. If we fail to maintain proper and effective internal controls, including with respect to acquired businesses, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our common stock.
In addition, as the rules and regulations applicable to public companies continue to evolve and in certain areas, expand, we have and expect to continue to invest additional time and cost related to compliance. These investments may result in increased general and administrative expenses and a diversion of management's time and attention. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate investigations, administrative proceedings or legal proceedings against us and our business may be adversely affected.
If securities analysts or industry analysts were to downgrade our stock, publish negative research or reports or fail to publish reports about our business, our competitive position could suffer, and our stock price and trading volume could decline.
The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our results fail to meet the expectations of one or more of the analysts who cover our stock, or if one or more of such analysts should downgrade our stock or publish negative research or reports, regardless of accuracy, cease coverage of our company or fail to regularly publish reports about our business, our competitive position could suffer, and our stock price and trading volume could decline.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2023, we had 166,637,506 shares of common stock outstanding.
In addition, as of December 31, 2023, there were 127,222 shares of common stock subject to outstanding options, 9,486,881 shares of common stock to be issued upon the vesting of outstanding restricted stock units and 2,000,923 shares of common stock that may be issued upon the vesting of outstanding performance stock units. We have registered all of the shares of common stock issuable upon the exercise, vesting or settlement of these awards, and any other equity incentives we may grant in the future, for public resale under the Securities Act. We also provide eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share through our ESPP. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to compliance with applicable securities laws.
Furthermore, holders of approximately 112 million shares of our common stock have certain rights with respect to the registration of such shares (and any additional shares acquired by such holders in the future) under the Securities Act. Future sales of shares of our common stock could cause the trading price of our common stock to decline and make it more difficult for you to sell shares of our common stock.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
We intend to issue additional capital stock in the future as part of our equity incentive plans, and such issuances will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.
We have not paid a cash dividend on our common stock since the spin-off of N-able and any future dividend payments are at the discretion of our board of directors.
We have not declared or paid a cash dividend on our common stock since the special cash dividend in July 2021 in connection with the spin-off of N-able. Any declaration and payment of a cash dividend on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, our level of indebtedness and restrictions imposed by our credit agreement, restrictions imposed by applicable law and other factors our board of directors deems relevant. As a result, a return on investment in our common stock may be limited to increases in the market price of our common stock.
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
•after the Lead Sponsors cease to beneficially own, in the aggregate, at least 40% of the outstanding shares of our common stock, the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, is required to amend the provisions of our restated charter relating to the management of our business (including our classified board structure) or certain provisions of our bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
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
The Sponsors beneficially owned in the aggregate 67.0% of our common stock as of December 31, 2023. The Sponsors have entered into a stockholders’ agreement whereby they each agreed, among other things, to vote the shares each beneficially owns in favor of the director nominees designated by Silver Lake and Thoma Bravo, respectively. As a result, Silver Lake and Thoma Bravo could exert significant influence over our operations and business strategy and would together have sufficient voting power to effectively control the outcome of matters requiring stockholder approval. These matters may include:
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
Of our nine directors, three are affiliated with Silver Lake. These directors have fiduciary duties to us and, in addition, have duties to Silver Lake and its affiliated funds, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Silver Lake, whose interests may be adverse to ours in some circumstances. In addition, previously, three of our directors were elected to our Board as designees of affiliates of Thoma Bravo. These three directors notified the Company in October 2022 of their decision to resign from the Board and its committees, following receipt of a letter from the US Department of Justice alleging that their service on the Board violated Section 8 of the Clayton Antitrust Act. Thoma Bravo retains the right to designate up to three directors pursuant to the Amended and Restated Stockholders’ Agreement, dated as of October 18, 2018, as amended, by and among the Company and certain stockholders named therein. To the extent that Thoma Bravo designates directors to fill the vacancies created by such resignations, such directors may face similar real or apparent conflicts of interest. In addition, any current or future designees of the Lead Sponsors could in the future face potential challenges under Section 8 of the Clayton Antitrust Act or other applicable antitrust laws.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We use, among other frameworks, the NIST Cybersecurity Framework and CIS Critical Security Controls as guides to help us identify, assess, and manage cybersecurity risks relevant to our business. Although we refer to such frameworks in developing our cybersecurity risk management approaches, our use of them as guides is not intended to suggest that we meet any particular technical standards, specifications, or requirements set forth therein.
Our cybersecurity risk management program is integrated with our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.
Our cybersecurity risk management program includes the following key elements:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•a team comprised of IT security, IT infrastructure, and IT compliance personnel principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents;
•the use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of employees with access to our IT systems;
•a cybersecurity incident response plan, incident response policy and Security Operations Center (SOC) to respond to cybersecurity incidents; and

•a third-party risk management process for key service providers, suppliers, and vendors to assess for cyber risks and to assist the business in making risk-informed technology product and services decisions. We perform due diligence, including risk assessments, as appropriate, on third parties who maintain material data or information to help us evaluate and verify third party information security capabilities.
There can be no assurance that our cybersecurity risk management program, including our controls, procedures and processes, will be fully complied with or that our program will be fully effective in protecting the confidentiality, integrity and availability of our information systems and our solutions. See Part I, Item 1A. “Risk Factors – Risks Related to Our Technology, Cybersecurity and the Cyber Incident” of this Annual Report on Form 10-K.
Other than with respect to the Cyber Incident, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item 1A. “Risk Factors – Risks Related to Our Technology, Cybersecurity and the Cyber Incident” of this Annual Report on Form 10-K.
Cybersecurity Governance
Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Board's Technology and Cybersecurity Committee (the "Technology and Cybersecurity Committee"). The Technology and Cybersecurity Committee oversees management’s design, implementation and enforcement of our information technology systems and cybersecurity risk management program. Our Technology and Cybersecurity Committee meets and reports to the full Board at least quarterly.
Our Chief Information Security Officer, or CISO, regularly reports to the Technology and Cybersecurity Committee on an at least quarterly basis and leads the Company’s overall cybersecurity function. The Technology and Cybersecurity Committee receives regular reports from our CISO on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity incidents. Technology and Cybersecurity Committee members also receive regular presentations on cybersecurity topics from our CISO, supported by our internal security staff, as part of the Board’s continuing education on topics that impact public companies.
Our CISO supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in our IT environment.
While our Board and Technology and Cybersecurity Committee oversee cybersecurity risk, our senior leadership is responsible for identifying, assessing and managing our material risks from cybersecurity threats. Our IT organization, which is led by our Chief Information Officer, is accountable for our overall cybersecurity risk management program. Reporting to our Chief Information Officer is the individual who provides day-to-day oversight of our cybersecurity program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers, our Chief Information Security Officer (“CISO”). Our CISO has an undergraduate degree in computer science and 30 years of experience in the IT, engineering and cybersecurity space. He has been with the Company since 2017, and previously served in management roles overseeing cybersecurity and security architecture at both publicly traded and private companies in the technology and software development industries. Our CISO is a recognized leader in the cybersecurity industry and often speaks at notable events throughout the world. The team that runs our cybersecurity risk management program comprises IT security, IT infrastructure and IT compliance personnel, who have prior work experience in various roles involving information technology (such as security, auditing, compliance, systems or programming) and/or relevant education or certifications.
ITEM 2. PROPERTIES
We lease our offices and do not own any real estate. Our corporate headquarters is located in Austin, Texas and currently consists of approximately 348,000 square feet. We also lease office space domestically and internationally in various locations for our operations, including facilities located in Cork, Ireland; Manila, Philippines; Brno, Czech Republic; Singapore; Krakow, Poland; Reston, Virginia and Charlotte, North Carolina.
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
On February 14, 2024, the last reported sales price of our common stock on the NYSE was $12.89 per share and, as of February 12, 2024, there were 39 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
Effective July 30, 2021, we effected a 2:1 reverse stock split of our common stock. As a result of the reverse stock split, all share and per share figures contained herein have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.
Dividend Policy
On July 30, 2021, our board of directors declared a special cash dividend (the "Special Dividend"), to be paid following the effectiveness of, and after giving effect to, the reverse stock split, equal to $1.50 per share of common stock issued and outstanding as of August 9, 2021. The Special Dividend in the aggregate amount of $237.2 million was paid on August 24, 2021.
Since the Special Dividend paid in connection with the Separation, we have not declared or paid any cash dividends on our common stock. Neither Delaware law nor our restated charter requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on a number of factors, including our financial condition, results of operations, our level of indebtedness and restrictions imposed by our credit agreement, general business conditions and other factors that our board of directors may deem relevant.
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the five-year period between December 31, 2018 and December 31, 2023, with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 500 Information Technology Index (the "Industry Index"). The graph assumes the investment of $100 at market close on December 31, 2018 in our common stock, the Russell 2000 Index and the S&P 500 Information Technology Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.
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

$400
$300
$200
$100
$—
Index Value
31-Dec-2018
31-Dec-2019
31-Dec-2020
31-Dec-2021
31-Dec-2022
31-Dec-2023
Period Ending
SolarWinds Corporation (SWI)
S&P 500 Information Technology Index
Russell 2000 Index

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
Overview
SolarWinds is a leading provider of simple, powerful and secure observability and IT management software. We offer full-stack observability solutions designed to provide organizations worldwide, regardless of type, size, or complexity, with a comprehensive and unified view of today’s modern, distributed and hybrid network environments.
Our products are designed to monitor and manage networks, systems, databases and applications across on-premises, multi-cloud and hybrid IT environments. Most of our offerings are purpose-built on the SolarWinds Platform so our customers can easily purchase and deploy our products individually or as an integrated offering as their needs evolve. We utilize a cost-efficient, integrated global product development model and have expanded our offerings over time through both organic development and strategic acquisitions. We currently derive our revenue from a combination of subscription revenue from the sale of observability, database, application performance management and service desk products, and license and maintenance revenue from the sale of our on-premises network, systems, storage and database management perpetual license products. Over time, we intend to grow our subscription revenue by focusing more on selling subscriptions over perpetual licenses, which we call our subscription-first approach.
On February 5, 2016, we were acquired by affiliates of Silver Lake Group, L.L.C. and Thoma Bravo, LLC in a take private transaction, or the Take Private. We applied purchase accounting on the date of the Take Private. In October 2018, we completed our initial public offering, or IPO, and once again become a publicly traded company.
Impacts of Macroeconomic Conditions
As a global company, we are subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the wars in Ukraine and Israel, rising escalations in the Middle East, geopolitical tensions involving China, market conditions related to inflation, fluctuating foreign currency exchange rates, changes in interest rates, uncertainty over liquidity concerns in the broader financial services industry, supply chain and energy markets disruption issues and the effects of the COVID pandemic. We have suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. In addition, although we have operations in Israel, we do not expect the ongoing war to have a material impact on our operations or our financial results given our operations in Israel do not currently constitute a material portion of our development operations. Foreign currency exchange rate fluctuations during the prior year negatively impacted our revenues and may continue to impact our revenues. In addition, rising interest rates have increased our borrowing expense under our credit agreement, and if rates continue to rise, our borrowing costs may continue to increase. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events could continue to negatively impact our results of operation. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
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

Expenses
Expenses incurred related to the Cyber Incident include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs, and legal and other professional services which are expensed as incurred, as well as estimated loss contingencies. We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods as we defend ourselves in litigation with the SEC, and such costs and expenses could be material. We have exhausted our insurance coverage under our applicable insurance policies and will therefore be required to pay for such costs without reimbursement. We expect to recognize these expenses as services are received. See Note 16. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding expenses incurred related to the Cyber Incident.
Our “Secure by Design” initiatives, which include costs to enhance our security measures across our systems and our software development and build environments, continue to be included in our ongoing research and development expense, as well as general and administrative expense.
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we are subject to several lawsuits and investigations or inquiries as described in Part I, Item 1A. Risk Factors – Risks Related to Our Technology, Cybersecurity and the Cyber Incident and Note 16. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Business Highlights
Below are our key business highlights for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
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

	As of December 31,		Year-over-Year Growth
	2023	2022

	(in thousands, except percentages)
Subscription ARR(1)	$233,176	$174,508	33.6%
Total ARR(2)	684,118	635,900	7.6%
_______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period assuming those contracts are renewed at their existing terms.
The growth in Subscription ARR was primarily driven by sales of our time-based subscription offerings as a result of customers transitioning to our subscription products and pricing models, including our SolarWinds Hybrid Cloud Observability, as well as sales of our database monitoring and service desk subscription solutions. Total ARR increased primarily due to the growth in Subscription ARR, partially offset by a decline in the annualized value of maintenance contracts as a result of lower new perpetual license sales and the impact of customers transitioning to our subscription offerings.
Customers
Our approach allows us to both sell to a broad group of potential customers and close large transactions with significant customers. As of December 31, 2023, we had over 300,000 customers. While some customers may spend as little as $100 with us over a twelve-month period, we had 945 customers that spent more than $100,000 with us for the year ended December 31, 2023, as compared to 889 customers for the year ended December 31, 2022.

As we continue our transition to a subscription-first approach, we will no longer provide the number of customers who spent more than $100,000 with us during the period and going forward will instead provide the number of customers with Total ARR greater than $100,000. We believe this metric better represents our progress toward developing and expanding our relationships with our new and existing customers as Total ARR provides a better indicator of the performance of our recurring business as we transition to a subscription model. As of December 31, 2023, we had 979 customers with Total ARR over $100,000, as compared to 853 and 785 customers as of December 31, 2022 and 2021, respectively.
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
•Maintenance Revenue. We derive maintenance revenue from the sale of maintenance services associated with our perpetual license products. Perpetual license customers pay for maintenance services based on the products they have purchased. We recognize maintenance revenue ratably on a daily basis over the contract period. Our maintenance revenue grows when we renew existing maintenance contracts and add new perpetual license customers, and as existing customers add new products. In addition, we typically implement annual price increases for our maintenance services. We also include professional services and other revenue in maintenance revenue, which is generally recognized as delivered.
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
Our continued efforts to increase sales of our subscription offerings as part of our subscription-first approach has impacted the mix of license and recurring revenue. As we introduce new subscription offerings and incentivize our sales teams to focus on more subscription sales, we expect a continued shift in our revenue mix each quarter as existing customers transition to, and new customers purchase, our subscription offerings. However, due to uncertainty regarding the level of customer adoption of our subscription offerings, the timing and impact of this transition are difficult to predict at this time. While we encourage customers to transition to our subscription offerings, we do not require them to do so, and we plan to continue to sell perpetual licenses and renew maintenance services for our network, systems and database management products. Our license sales and maintenance renewals may decline or fluctuate in future periods as customers transition to our subscription offerings.
Cost of Revenue
•Cost of Recurring Revenue. Cost of recurring revenue primarily consists of technical support personnel costs, public cloud infrastructure and hosting fees, amortization of capitalized software development costs related to our hosted solutions and an allocation of overhead costs for our subscription offerings and maintenance services. Allocated costs consist of certain facilities, depreciation, benefits and IT costs allocated based on headcount. We expect our public cloud infrastructure and hosting fees and amortization of capitalized software development costs to increase as we expand our subscription-based offerings.
•Amortization of Acquired Technologies. Amortization of acquired technologies consists of amortization related to capitalized costs of technologies acquired, including those acquired in connection with the Take Private.
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses, as well as amortization of acquired intangibles and goodwill impairment charges. Generally, personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of December 31, 2023 was 2,103, as compared to 2,305 as of December 31, 2022. During 2023, as part of our ongoing efforts to improve our operating margins, we completed certain restructuring activities, resulting in lease impairment charges and other costs incurred in connection with the exiting of certain leased facilities and other contracts, as well as costs related to headcount reductions.
While we are focused on disciplined expense management, we expect our operating expenses to increase in absolute dollars as we make long-term investments in our business, including continued product development, increasing our selling efforts toward enterprise customers and expanding our routes to market. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any further decisions to increase our investment in our business or any future acquisitions. Our stock-based compensation expense has increased due to equity awards granted to our employees and directors, and we intend to continue to grant equity awards which will result in additional stock-based compensation expense in future periods.
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing and maintenance renewal and subscription retention teams. Sales and marketing expenses also includes the cost of digital marketing programs such as paid search, search engine optimization and management, website maintenance and design, and costs related to our channel marketing programs. As part of our ongoing efforts to improve our operating margins, we have and expect to continue to invest selectively in our marketing programs as we look to optimize our sales and marketing productivity while expanding our routes to market. We have made investments to increase our sales and marketing operations internationally and expect continued focus on our international sales and global brand awareness.
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
•General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring costs, certain Cyber Incident costs, professional fees, certain non-cash impairment charges and other general corporate expenses. The Cyber Incident has resulted in increased general and administrative expenses which we expect to continue, although expenses may fluctuate from period to period depending on the timing of related activities.
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
Interest Expense, Net
Interest expense, net consists of interest paid and accrued on our debt and amortization of debt discount and issuance costs, offset by interest income earned on our cash and cash equivalents. The interest expense on our debt has increased due to increases in interest rates and as a result of the increase in applicable margins resulting from the refinancing of our debt in November 2022. Since the borrowings outstanding under our credit agreement currently bear interest at variable rates, we expect our interest expense may continue to fluctuate as a result of changes in interest rates.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains (losses) resulting from changes in exchange rates on foreign currency denominated accounts, losses on extinguishment of debt and other non-operating income (expense).
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
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$234,236	30.9%	$167,676	23.3%	$66,560
Maintenance	462,072	60.9	458,901	63.8	3,171
Total recurring revenue	696,308	91.8	626,577	87.1	69,731
License	62,432	8.2	92,790	12.9	(30,358)
Total revenue	$758,740	100.0%	$719,367	100.0%	$39,373
Total revenue increased $39.4 million, or 5.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to an increase in recurring revenue, primarily driven by an increase in subscription revenue, partially offset by a decrease in license revenue, as we continue to transition to a subscription model. Revenue from North America was approximately 69% of total revenue for both the years ended December 31, 2023 and 2022. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $66.6 million, or 39.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model and new customers purchasing our subscription solutions, including our SolarWinds Hybrid Cloud Observability solution. The increase in subscription revenue also includes a $9.3 million increase resulting from an increase in sales of multi-year time-based arrangements during the year. Our subscription revenue increased as a percentage of our total revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve-Months Ended December 31,
	2023	2022	2021

Net retention rate(1)	97%	96%	97%
_______
(1)Beginning in the fourth quarter of 2023, we now define net retention rate as the current period Subscription ARR for customers that had Subscription ARR one year ago, divided by their prior year Subscription ARR. Current period Subscription ARR includes expansion and is net of any downgrades or churn over the last 12 months. Prior period Subscription ARR includes all Subscription ARR in the prior year ending balance. We previously calculated net retention rate using implied monthly subscription revenue, but we believe using Subscription ARR better measures our success in retaining and growing revenue from our existing customers. Net retention rates for the prior years have been recalculated to conform to the current calculation method.

Maintenance Revenue. Maintenance revenue increased $3.2 million, or 0.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increased sales of professional services and other revenue, as well as increased maintenance renewal rates and the impact of price increases on our maintenance services, partially offset by the impact on maintenance revenue from conversions of existing customers to subscription-based products.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve-Months Ended December 31,
	2023	2022

Maintenance renewal rate(1)	96%	93%
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
License Revenue
License revenue decreased $30.4 million, or 32.7%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Hybrid Cloud Observability and products that have historically been sold only as perpetual licenses.

Cost of Revenue

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$73,636	9.7%	$67,848	9.4%	$5,788
Amortization of acquired technologies	13,369	1.8	28,135	3.9	(14,766)
Total cost of revenue	$87,005	11.5%	$95,983	13.3%	$(8,978)
Total cost of revenue decreased $9.0 million, or 9.4%, primarily due to a $14.8 million decrease in amortization of certain intangible assets, primarily those acquired in connection with the Take Private, being fully amortized, partially offset by a $5.8 million increase in cost of recurring revenue. The increase in cost of recurring revenue was primarily due to increases in amortization of capitalized software development costs of $4.9 million, public cloud infrastructure and hosting fees related to our subscription offerings of $1.7 million and contract services of $1.5 million. These increases were partially offset by decreases in personnel costs of $1.7 million and depreciation expense of $0.6 million.
Operating Expenses

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$249,265	32.9%	$257,746	35.8%	$(8,481)
Research and development	100,173	13.2	92,330	12.8	7,843
General and administrative	123,716	16.3	149,461	20.8	(25,745)
Amortization of acquired intangibles	48,208	6.4	52,325	7.3	(4,117)
Goodwill impairment	—	—	891,101	123.9	(891,101)
Total operating expenses	$521,362	68.7%	$1,442,963	200.6%	$(921,601)
Sales and Marketing. Sales and marketing expenses decreased $8.5 million, or 3.3%, primarily due to decreases in marketing program costs of $14.2 million and consulting and contract services of $1.0 million, partially offset by increases in stock-based compensation expense of $3.8 million and restructuring charges primarily related to severance expense of $2.7 million.
Research and Development. Research and development expenses increased $7.8 million, or 8.5%, primarily due to increases in hosting fees related to the development of our offerings of $3.5 million, personnel costs of $2.9 million and restructuring charges primarily related to severance expense of $2.1 million. These increases were partially offset by a decrease in travel expenses of $0.6 million.
General and Administrative. General and administrative expenses decreased $25.7 million, or 17.2%, primarily due to decreases in costs related to the Cyber Incident, net of insurance proceeds, of $28.0 million and non-cash impairment charges related to the SolarWinds trade name recognized in the prior year of $15.2 million. In addition, insurance costs and professional fees decreased $2.7 million, certain debt refinancing costs decreased $1.7 million and the provision for losses on accounts receivable decreased $1.3 million. These decreases were partially offset by an increase in restructuring charges of $13.8 million, primarily related to lease impairment charges and accelerated depreciation expense of leasehold improvements in connection with the exiting of certain leased facilities, along with an increase in personnel costs of $11.0 million, which includes increases in stock-based compensation expense of $5.1 million and incentive bonus expense of $5.0 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $4.1 million, or 7.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to certain acquired intangibles being fully amortized during the period.
Goodwill Impairment. As a result of the interim goodwill impairment analyses performed in the prior year, we recognized $891.1 million in non-cash goodwill impairment charges. See Note 2. Summary of Significant

Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.
Interest Expense, Net

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(115,848)	(15.3)%	$(83,374)	(11.6)%	$(32,474)
Interest expense, net increased by $32.5 million, or 38.9%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. Interest expense, net includes $122.9 million and $89.1 million of interest expense and $7.1 million and $5.7 million of interest income for the years ended December 31, 2023 and 2022, respectively.
The increase in interest expense was primarily due to increases in interest rates on our debt, including an increase in applicable margins resulting from the refinancing of our debt in November 2022. The weighted-average effective interest rate on our debt during the year ended December 31, 2023 was 8.9% compared to 4.6% for the year ended December 31, 2022. See Note 10. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
Other Income (Expense), Net

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(386)	(0.1)%	$(5,074)	(0.7)%	$4,688
Other income (expense), net increased by $4.7 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in losses on extinguishment of debt of $3.8 million resulting from the refinancing of our debt in November 2022, along with the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$34,139	4.5%	$(908,027)	(126.2)%	$942,166
Income tax expense (benefit)	43,248	5.7	21,386	3.0	21,862
Effective tax rate	126.7%		(2.4)%		129.1%
Our income tax expense for the year ended December 31, 2023 was $43.2 million as compared to $21.4 million for the year ended December 31, 2022. The effective tax rate increased to 126.7% for the period primarily due to an increase in the valuation allowance resulting from deduction limitations associated with the U.S. Tax Act. Additionally, the effective tax rate for the year ended December 31, 2022 included the effect of the goodwill impairment, which is primarily non-deductible for income tax purposes. Refer to Note 15. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion about our income taxes.

Comparison for the Years Ended December 31, 2022 and 2021
For a comparison of our results of operations for the years ended December 31, 2022 and 2021, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.
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
Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP operating margin that exclude such items as amortization of acquired intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition and other costs, restructuring costs, Cyber Incident costs, goodwill and indefinite-lived intangible asset impairment and the write-down of deferred revenue related to purchase accounting. Management believes these measures are useful for the following reasons:
•Amortization of Acquired Intangible Assets. We provide non-GAAP information that excludes expenses related to purchased intangible assets associated with our acquisitions, including our acquired technologies. We believe that eliminating this expense from our non-GAAP measures is useful to investors, because the amortization of acquired intangible assets can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.
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
•Cyber Incident Costs. We exclude certain expenses resulting from the Cyber Incident. Expenses include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services, consulting services being provided to customers at no charge and estimated loss contingencies. Cyber Incident costs have been provided net of expected and received insurance reimbursements, although the timing of recognizing insurance reimbursements has differed from the timing of recognizing the associated expenses. We expect to incur significant legal and other professional services expenses associated with the Cyber Incident in future periods. The Cyber Incident results in operating expenses that would not have otherwise been incurred by us in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance. We continue to invest significantly in cybersecurity and expect to make additional investments. These estimated investments are in addition to the Cyber Incident costs and not included in the net Cyber Incident costs reported.
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

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except margin data)
GAAP operating income (loss) from continuing operations	$150,373	$(819,579)	$(32,871)
Impact of purchase accounting	—	—	134
Stock-based compensation expense and related employer-paid payroll taxes	77,403	68,021	59,943
Amortization of acquired technologies	13,369	28,135	159,973
Amortization of acquired intangibles	48,208	52,325	55,314
Acquisition and other costs	2,612	540	1,696
Restructuring costs	20,248	1,563	11,415
Cyber Incident costs, net	(2,084)	26,233	33,114
Goodwill and indefinite-lived intangible asset impairment	—	906,350	—
Non-GAAP operating income	$310,129	$263,588	$288,718
GAAP operating margin	19.8%	(113.9)%	(4.6)%
Non-GAAP operating margin	40.9%	36.6%	40.2%

Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring costs, acquisition and other costs, Cyber Incident costs, net, goodwill and indefinite-lived intangible asset impairment charges, interest expense, net, debt-related costs including fees related to our credit agreements, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, the write-down of deferred revenue related to purchase accounting, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; adjusted EBITDA excludes the impact of restructuring impairment charges related to exited leased facilities which may continue to require future cash rent payments; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except margin data)
Net loss from continuing operations	$(9,109)	$(929,413)	$(64,470)
Amortization and depreciation	80,023	94,981	230,135
Income tax expense (benefit)	43,248	21,386	(32,469)
Interest expense, net	115,848	83,374	64,522
Impact of purchase accounting	—	—	134
Unrealized foreign currency (gains) losses	(14)	1,525	(1,479)
Acquisition and other costs	2,612	540	1,696
Debt-related costs(1)	400	5,909	378
Stock-based compensation expense and related employer-paid payroll taxes	77,403	68,021	59,943
Restructuring costs(2)	20,248	1,523	11,794
Cyber Incident costs, net	(2,084)	26,233	33,114
Goodwill and indefinite-lived intangible asset impairment	—	906,350	—
Adjusted EBITDA	$328,575	$280,429	$303,298
Adjusted EBITDA margin	43.3%	39.0%	42.2%
_______________
(1)Debt-related costs include fees related to our credit agreements of $0.4 million, $2.1 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and loss on extinguishment of debt of $3.8 million for the year ended December 31, 2022.
(2)Restructuring costs for the year ended December 31, 2023 include $13.6 million of non-cash lease impairment and accelerated depreciation expense incurred in connection with the exiting of certain leased facilities, as well as costs related to headcount reductions. Restructuring costs for the year ended December 31, 2021 are primarily related to costs of exiting and terminating facility lease commitments and certain costs resulting from the spin-off of N-able, Inc. reported in continuing operations.

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $289.2 million as of December 31, 2023. Our international subsidiaries held approximately $38.1 million of cash and cash equivalents, of which 45.9% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception of immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
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
Indebtedness
As of December 31, 2023, our total indebtedness was approximately $1.2 billion, with up to $130.0 million of available borrowings under our revolving credit facility. See Note 10. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
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
In January 2024, we entered into Amendment No. 7 to the First Lien Credit Agreement to, among other things, (i) refinance the first lien term loans, (ii) decrease the applicable margin for the existing first lien term loans with respect to secured overnight financing rate (“SOFR”) borrowings and (iii) remove the first lien net leverage ratio component of determining the applicable margin.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the amended principal amount and has a final maturity date of February 5, 2027. We have made voluntary debt prepayments in prior periods and may continue to evaluate opportunities for additional debt prepayments in order to reduce our levels of gross debt.

Summary of Cash Flows
Summarized cash flow information is as follows:

	Year Ended December 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$183,465	$154,506
Net cash provided by (used in) investing activities	4,440	(54,313)
Net cash used in financing activities	(24,648)	(709,195)
Effect of exchange rate changes on cash and cash equivalents	(300)	(1,376)
Net increase (decrease) in cash and cash equivalents	$162,957	$(610,378)
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For 2023 compared to 2022, the increase in net cash provided by operating activities was primarily due to the increase in our operating income, adjusted for non-cash items, and changes in our operating assets and liabilities for the period. The net cash inflow resulting from the changes in our operating assets and liabilities was $13.9 million for the year ended December 31, 2023 as compared to $7.0 million for the year ended December 31, 2022 and was primarily due to the timing of sales, cash payments and receipts.
Cash flow from operating activities during 2023 includes $50.0 million in insurance proceeds received from our directors and officers liability insurance related to the Cyber Incident. These proceeds were partially offset by the $26.0 million consolidated putative class action lawsuit settlement payment made during the period, along with other costs related to the Cyber Incident. In addition, cash flow from operating activities was impacted by a $32.2 million increase in cash paid for interest due to increases in interest rates, partially due to the increase in applicable interest rate margins resulting from the refinancing of our debt in November 2022, and an increase of $7.8 million in cash paid for income taxes.
Investing Activities
Investing cash flows consist primarily of purchases and maturities of investments, additions to capitalized software development costs, capital expenditures, purchases of intangible assets and cash used for acquisitions. Our capital expenditures primarily relate to purchases of computers, servers and equipment and leasehold improvements, to support our domestic and international office locations.
Net cash provided by investing activities increased in 2023 compared to 2022 primarily due to a decrease in purchases of short-term investments of $58.7 million, partially offset by a decrease in maturities of $9.1 million. Additionally, the prior period included the acquisition of Monalytic, Inc., a monitoring, analytics and professional services company.
Financing Activities
Financing cash flows consist primarily of repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of common stock to satisfy withholding tax requirements related to the settlement of restricted stock units, including our performance-based restricted stock units.
Net cash used in financing activities decreased in 2023 compared to 2022 primarily due to a $655.0 million decrease in repayments of debt under our First Lien Term Loan. In the year ended December 31, 2022, in addition to our quarterly principal payments, we made voluntary principal payments of $300.0 million. In addition, in connection with our debt refinancing in November 2022, we made a principal payment of $349.4 million and paid debt discount and issuance costs of $36.9 million.
During the years ended December 31, 2023 and 2022, we withheld and retired shares of common stock to satisfy $18.8 million and $11.1 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted and performance stock units during the relevant periods. These shares are treated as common stock repurchases in our consolidated financial statements.

Contractual and Other Obligations
Our material cash requirements from contractual and other obligations as of December 31, 2023 include our debt obligations, lease obligations, purchase obligations, long-term purchase commitments and tax obligations.
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
Borrowings under our First Lien Term Loan bear interest at a floating rate and require quarterly cash interest payments. Based upon the interest rate in effect on December 31, 2023 of 9.11%, we estimated our total cash interest expense to be approximately $348.7 million, of which $114.0 million would be paid in the next 12 months. In January 2024, we entered into Amendment No. 7 to the First Lien Credit Agreement to, among other things, decrease the applicable margin for our existing First Lien Term Loans from 3.75% to 3.25% with respect to SOFR borrowings. As a result, we estimate the decrease in applicable margin will decrease our total cash interest expense to be approximately $329.9 million, of which $108.1 million will be paid in the next 12 months.
Lease Obligations. Our short-term and long-term lease obligations relate to maturities of our operating lease liabilities. See Note 8. Leases in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details including the maturities of our operating lease liabilities as of December 31, 2023.
Purchase Obligations. Our purchase obligations primarily represent outstanding purchase orders for purchases of software subscriptions, license and support fees, contractor, legal and accounting fees, marketing activities, corporate health insurance costs, and public cloud infrastructure and hosting fees entered into in the ordinary course of business. The terms of our purchase orders generally allow us the option to cancel and adjust terms based on our business needs prior to the delivery of goods or performance of services. As of December 31, 2023, we had approximately $65.2 million in outstanding purchase obligations, of which $63.4 million require us to make cash payments in the next 12 months.
Long-term Purchase Commitments. Our long-term purchase commitments relate to non-cancellable minimum or fixed purchase commitments for third-party cloud infrastructure platform and hosting services. As of December 31, 2023, we had approximately $96.8 million in outstanding long-term purchase commitments which requires us to make cash payments over the next 4 years. See Note 16. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion of our non-cancellable purchase commitments.
Tax Obligations. Our tax obligations include periodic tax payments and the provisional one–time transition tax as a result of the U.S. Tax Act which we elected to pay over eight years through 2026. As of December 31, 2023, our remaining transition tax payable was $54.5 million, of which $20.8 million will be paid in the next 12 months. In addition, other long-term obligations on our balance sheet as of December 31, 2023 include non-current income tax liabilities of $19.6 million, which are primarily related to unrecognized tax benefits and related accrued interest and penalties. It is reasonably possible that the amount of unrecognized tax benefit and related accrued interest and penalties could decrease by up to $13.8 million within the next 12 months as we expect to conclude the IRS examination for the tax years 2013 through the period ending February 2016. See Note 15. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details.
During the year ended December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The Cyber Incident has had and may continue to have an adverse effect on our business, results of operations and financial condition. We have made estimates of the impact of the Cyber Incident and macroeconomic conditions within our financial statements as of and for the year ended December 31, 2023 which included, but were not limited to, loss contingencies, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
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
For qualitative “Step 0” analyses, the factors we assess include changes in our market capitalization, along with events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform “Step 1” of the goodwill impairment test (or "quantitative assessment") by comparing the fair value of a reporting unit with its carrying amount.
When performing a “Step 1” quantitative assessment, we utilize a combination of both an income and market approach and apply a 66.7% weighting to the income approach and a 33.3% weighting to the market approach to arrive at the total fair value of our reporting unit used for impairment testing. We apply a greater weighting to the income approach as we believe the income approach is a better indicator of fair value by using projected cash flows of the reporting unit being valued. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows which reflects our assumptions regarding revenue growth rates, operating margin, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting unit. Under the market approach, we estimate the fair value based on market multiples of revenue derived from comparable publicly traded companies with operating characteristics similar to our reporting unit. In evaluating the estimates derived by the market-based approach, we make judgments in the selection of the peer group and valuation multiples used as they apply to the reporting unit. After determining the fair value of our reporting unit, we reconcile the fair value of the reporting unit to the Company's market capitalization as of the date of the analysis.
As of June 30, 2022 and September 30, 2022, after considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform interim quantitative assessments of our reporting unit, for which we engaged a third-party valuation specialist to assist. For the June 30, 2022 and September 30, 2022 analyses, we utilized the methodology discussed above and weighted-average costs of capital of 11.5% and 12.5% as our discount rate, respectively. As a result of the interim goodwill impairment analyses, our reporting unit was determined to have a carrying value that exceeded its fair value and therefore, non-cash goodwill impairment charges of $612.4 million and $278.7 million were recognized in our consolidated statements of operations for the three months ended June 30, 2022 and September 30, 2022, respectively. Prior to performing the goodwill impairment analyses, we performed quantitative assessments of our indefinite-lived intangible assets and recoverability tests of our long-lived assets as discussed below. Throughout the period since the quantitative analysis on September 30, 2022, we have experienced increases in our market capitalization and determined there were no indicators of impairment that would negatively impact the fair value of our reporting unit.
On October 1, 2023, we performed our annual goodwill impairment analysis and assessed the above qualitative factors, including the increase in our market capitalization, along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit. As of the date of our annual impairment analysis and throughout the fourth quarter of 2023, there were no unanticipated changes or negative indicators in the qualitative factors or valuation assumptions that would negatively impact the fair value of our reporting unit, including with respect to our assumptions regarding revenue growth rates, operating margin, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting unit. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value at October 1, 2023 and December 31, 2023.
Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) timing and success of new products introduced in our evolution from monitoring to observability, (iv) the ongoing impact of the Cyber Incident including higher than estimated costs to respond and adverse loss exposure from claims, fines or penalties resulting from government litigation; and (v) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience sustained declines in our stock price or market capitalization, or there are declines in the market multiplies used in our analysis, it is possible that an impairment charge may be recorded in the future, which could be material.
Identifiable Intangible and Long-lived Assets
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for impairment annually, in the fourth quarter, or more frequently if a triggering event occurs. In the event that a triggering event exists, we perform a quantitative assessment utilizing a relief from royalty valuation method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate.
As of June 30, 2022 and September 30, 2022, we performed quantitative assessments of our indefinite-lived intangible assets and utilized a discount rate of 11.5% and 12.5%, respectively, and a royalty rate of 0.7%. For both analyses, we determined the estimated fair value of the SolarWinds trade name, recorded in connection with the Take Private, was less than its carrying value. As a result, we recorded non-cash impairment charges of $9.4 million and $5.9 million for the three months ended June 30, 2022 and September 30, 2022, respectively, which are included in general and administrative expenses in our consolidated statements of operations.
On October 1, 2023, we performed a qualitative assessment of our indefinite-lived intangible assets and determined there were no indicators that our indefinite-lived assets were impaired.
Long-lived Assets
We evaluate long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment, operating lease assets, capitalized software development costs or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results.
As of June 30, 2022 and September 30, 2022, prior to performing the goodwill impairment analyses discussed above, we performed recoverability tests of our long-lived assets, including finite-lived intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets, and determined no impairment was required. As of December 31, 2023, we assessed the qualitative factors above and determined it was more likely than not the carrying value of our long-lived assets were recoverable.
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
We identify performance obligations in a contract based on the goods and services that will be transferred to the customer that are identifiable from other promises in the contract, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Our performance obligations primarily include perpetual and time-based licenses, maintenance support including unspecified upgrades or enhancements to new versions of our software products, SaaS offerings and professional services.
We allocate the transaction price of the contract to each distinct performance obligation based on a relative standalone selling price basis. Determining standalone selling prices for our performance obligations requires judgment and are based on multiple factors including, but not limited to historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels. For our SaaS subscription offerings and maintenance services, our standalone selling prices are generally observable using standalone sales or renewals. For our perpetual and time-based license products, given there are no observable standalone sales, we estimate our standalone selling prices by evaluating our historical pricing and discounting practices in observable bundled transactions. We review the standalone selling price for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include reversal of taxable temporary differences, carryback potential, our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2023, we had a valuation allowance of $78.1 million.
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
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, if any, which is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $284.7 million and $121.7 million at December 31, 2023 and 2022, respectively. We also had short-term investments classified as available-for-sale securities of $4.5 million and $27.1 million at December 31, 2023 and 2022, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds and investments with original maturities of three months or less. Our short-term investments consist primarily of corporate bonds, commercial paper and U.S. Treasury securities. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at December 31, 2023. We seek to maintain our cash deposits and invest in money market funds with multiple financial institutions of reputable credit and perform periodic evaluations of the relative credit standing of the financial institutions. We believe the financial institutions that hold our cash and cash equivalents are financially sound and minimal credit risk exists with respect to our cash.
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
We had total indebtedness with an outstanding principal balance of $1.24 billion at December 31, 2023 and $1.25 billion at December 31, 2022. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or a secured overnight financing rate (“SOFR”) with a 0% floor. As of December 31, 2023 and 2022, the annual rate on borrowings was 9.11% and 8.32%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $12.4 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2023 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.24 billion U.S. dollar term loans as of December 31, 2023, not subject to market pricing. See Note 10. Debt in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates related to our revenue and operating expenses denominated in currencies other than the United States Dollar, or USD. Specifically, we have exposure as a result of selling in multiple currencies and our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Australian Dollar against the USD. In addition, we primarily have operations in the United States, Europe, Singapore, the Philippines, and India and a portion of our operating expenses are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change, including as a result of additional headcount in foreign countries, the impact of the wars in Ukraine and Israel, inflation, or changes in interest rates on the global economy. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of December 31, 2023 and 2022, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our consolidated statements of operations was insignificant for the years ended December 31, 2023 and 2022.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
SOLARWINDS CORPORATION
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	69
Consolidated Balance Sheets	71
Consolidated Statements of Operations	72
Consolidated Statements of Comprehensive Income (Loss)	73
Consolidated Statements of Stockholders’ Equity	74
Consolidated Statements of Cash Flows	75
Notes to Consolidated Financial Statements	77
1. Organization and Nature of Operations
2. Summary of Significant Accounting Policies
3. Discontinued Operations
4. Goodwill and Intangible Assets
5. Investments
6. Fair Value Measurements
7. Property and Equipment
8. Leases
9. Accrued Liabilities and Other
10. Debt
11. Stockholders’ Equity and Stock-Based Compensation
12. Earnings (Loss) Per Share
13. Employee Benefit Plans
14. Related Party Transactions
15. Income Taxes
16. Commitments and Contingencies
17. Operating Segments and Geographic Information
Schedule II - Valuation and Qualifying Accounts - For the years ended December 31, 2023, 2022 and 2021	111

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SolarWinds Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SolarWinds Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Standalone Selling Price for Transactions with Multiple Performance Obligations

As described in Note 2 to the consolidated financial statements, the Company recognized $62.4 million, $462.1 million and $234.2 million of license, maintenance and subscription revenue, respectively, during the year ended December 31, 2023. The Company’s performance obligations include perpetual and time-based licenses and maintenance support including unspecified upgrades or enhancements to new versions of its software products. Management allocates the transaction price of the contract to each distinct performance obligation in the contract based on a relative standalone selling price. Determining standalone selling prices for the Company’s performance obligation requires judgment and is based on multiple factors including, but not limited to, historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels.

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

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 16, 2024

We have served as the Company’s auditor since 2004.

SolarWinds Corporation
Consolidated Balance Sheets
(In thousands, except share and per share information)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$284,695	$121,738
Short-term investments	4,477	27,114
Accounts receivable, net of allowances of $743 and $1,173 as of December 31, 2023 and 2022, respectively	103,455	100,204
Income tax receivable	459	987
Prepaid and other current assets	28,241	57,350
Total current assets	421,327	307,393
Property and equipment, net	19,669	26,634
Operating lease assets	43,776	61,418
Deferred taxes	133,224	134,922
Goodwill	2,397,545	2,380,059
Intangible assets, net	183,688	243,980
Other assets, net	51,686	45,600
Total assets	$3,250,915	$3,200,006
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,701	$14,045
Accrued liabilities and other	56,643	68,284
Current operating lease liabilities	14,925	15,005
Accrued interest payable	942	579
Income taxes payable	29,240	11,841
Current portion of deferred revenue	344,907	337,541
Current debt obligation	12,450	9,338
Total current liabilities	468,808	456,633
Long-term liabilities:
Deferred revenue, net of current portion	42,070	38,945
Non-current deferred taxes	1,933	8,582
Non-current operating lease liabilities	49,848	59,235
Other long-term liabilities	55,278	74,193
Long-term debt, net of current portion	1,190,934	1,192,765
Total liabilities	1,808,871	1,830,353
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 166,637,506 and 161,928,532 shares issued and outstanding as of December 31, 2023 and 2022, respectively	167	162
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	2,688,854	2,627,370
Accumulated other comprehensive loss	(28,103)	(48,114)
Accumulated deficit	(1,218,874)	(1,209,765)
Total stockholders’ equity	1,442,044	1,369,653
Total liabilities and stockholders’ equity	$3,250,915	$3,200,006
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Operations
(In thousands, except per share information)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription	$234,236	$167,676	$124,601
Maintenance	462,072	458,901	479,415
Total recurring revenue	696,308	626,577	604,016
License	62,432	92,790	114,616
Total revenue	758,740	719,367	718,632
Cost of revenue:
Cost of recurring revenue	73,636	67,848	67,043
Amortization of acquired technologies	13,369	28,135	159,973
Total cost of revenue	87,005	95,983	227,016
Gross profit	671,735	623,384	491,616
Operating expenses:
Sales and marketing	249,265	257,746	236,383
Research and development	100,173	92,330	101,813
General and administrative	123,716	149,461	130,977
Amortization of acquired intangibles	48,208	52,325	55,314
Goodwill impairment	—	891,101	—
Total operating expenses	521,362	1,442,963	524,487
Operating income (loss)	150,373	(819,579)	(32,871)
Other income (expense):
Interest expense, net	(115,848)	(83,374)	(64,522)
Other income (expense), net	(386)	(5,074)	454
Total other expense	(116,234)	(88,448)	(64,068)
Income (loss) before income taxes	34,139	(908,027)	(96,939)
Income tax expense (benefit)	43,248	21,386	(32,469)
Net loss from continuing operations	(9,109)	(929,413)	(64,470)
Net income from discontinued operations, net of tax	—	—	13,062
Net loss	$(9,109)	$(929,413)	$(51,408)
Net loss from continuing operations available to common stockholders	$(9,109)	$(929,413)	$(64,630)
Net income from discontinued operations available to common stockholders	$—	$—	$13,062
Net income (loss) available to common stockholders per share:
Basic loss from continuing operations per share	$(0.06)	$(5.78)	$(0.41)
Basic earnings from discontinued operations per share	—	—	0.08
Basic loss per share	$(0.06)	$(5.78)	$(0.33)
Diluted loss from continuing operations per share	$(0.06)	$(5.78)	$(0.41)
Diluted earnings from discontinued operations per share	—	—	0.08
Diluted loss per share	$(0.06)	$(5.78)	$(0.33)
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share	164,631	160,841	158,040
Shares used in computation of diluted earnings (loss) per share	164,631	160,841	158,040

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(9,109)	$(929,413)	$(51,408)
Other comprehensive income (loss):
Foreign currency translation adjustment	19,893	(49,302)	(125,906)
Unrealized gain (loss) on investments, net of income tax expense (benefit) of $31 and $(31) for the years ended December 31, 2023 and 2022, respectively	118	(118)	—
Other comprehensive income (loss)	20,011	(49,420)	(125,906)
Comprehensive income (loss)	$10,902	$(978,833)	$(177,314)

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except per share information)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	156,520	$157	$3,112,262	$127,212	$(228,944)	$3,010,687
Foreign currency translation adjustment	—	—	—	(125,906)	—	(125,906)
Net loss	—	—	—	—	(51,408)	(51,408)
Comprehensive loss						(177,314)
Exercise of stock options	300	—	616	—	—	616
Restricted stock units issued, net of shares withheld for taxes	1,614	2	(13,993)	—	—	(13,991)
Issuance of stock	461	—	505	—	—	505
Issuance of stock under employee stock purchase plan	281	—	5,658	—	—	5,658
Distribution of N-able business	—	—	(366,483)	—	—	(366,483)
Special dividends paid ($1.50 per share)	—	—	(237,214)	—	—	(237,214)
Stock-based compensation	—	—	65,432	—	—	65,432
Balance at December 31, 2021	159,176	159	2,566,783	1,306	(280,352)	2,287,896
Foreign currency translation adjustment	—	—	—	(49,302)	—	(49,302)
Unrealized loss on investments, net of taxes	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	(929,413)	(929,413)
Comprehensive loss						(978,833)
Exercise of stock options	53	—	59	—	—	59
Restricted stock units issued, net of shares withheld for taxes	2,326	3	(11,085)	—	—	(11,082)
Issuance of stock	62	—	241	—	—	241
Issuance of stock under employee stock purchase plan	312	—	3,151	—	—	3,151
Stock-based compensation	—	—	68,221	—	—	68,221
Balance at December 31, 2022	161,929	162	2,627,370	(48,114)	(1,209,765)	1,369,653
Foreign currency translation adjustment	—	—	—	19,893	—	19,893
Unrealized gain on investments, net of taxes	—	—	—	118	—	118
Net loss	—	—	—	—	(9,109)	(9,109)
Comprehensive income						10,902
Exercise of stock options	131	—	143	—	—	143
Restricted stock units issued, net of shares withheld for taxes	4,158	5	(18,835)	—	—	(18,830)
Issuance of stock	3	—	18	—	—	18
Issuance of stock under employee stock purchase plan	417	—	3,377	—	—	3,377
Stock-based compensation	—	—	76,781	—	—	76,781
Balance at December 31, 2023	166,638	$167	$2,688,854	$(28,103)	$(1,218,874)	$1,442,044

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss from continuing operations	$(9,109)	$(929,413)	$(64,470)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	82,198	94,981	230,135
Goodwill and indefinite-lived intangible asset impairment	—	906,350	—
Provision for losses on accounts receivable	(389)	951	23
Stock-based compensation expense	75,727	67,050	58,763
Amortization of debt issuance costs	10,718	9,056	9,103
Loss on extinguishment of debt	—	3,822	—
Deferred taxes	(1,140)	(6,741)	(40,567)
(Gain) loss on foreign currency exchange rates	(14)	1,525	(1,479)
Lease impairment charges	11,392	—	—
Other non-cash (benefits) expenses	192	(30)	378
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(1,568)	(6,846)	(9,926)
Income taxes receivable	539	99	(281)
Prepaid and other assets	29,391	(28,898)	(13,965)
Accounts payable	(4,357)	6,751	(4,915)
Accrued liabilities and other	(15,339)	25,759	(11,047)
Accrued interest payable	362	426	(4)
Income taxes payable	(1,616)	(9,290)	(32,587)
Deferred revenue	6,389	19,689	(852)
Other long-term liabilities	89	(735)	(217)
Net cash provided by operating activities from continuing operations	183,465	154,506	118,092
Cash flows from investing activities
Purchases of investments	(8,388)	(67,133)	—
Maturities of investments	30,535	39,633	—
Purchases of property and equipment	(4,353)	(7,463)	(9,252)
Capitalized software development costs	(13,674)	(13,037)	(4,406)
Purchases of intangible assets	(244)	(250)	(258)
Acquisitions, net of cash acquired	—	(6,500)	447
Other investing activities	564	437	—
Net cash provided by (used in) investing activities from continuing operations	4,440	(54,313)	(13,469)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	3,377	3,151	5,658
Repurchase of common stock and incentive restricted stock	(18,830)	(11,130)	(14,228)
Exercise of stock options	143	59	616
Distribution from spin-off of discontinued operations, net	—	—	505,580
Dividends paid	—	—	(237,214)
Repayments of borrowings from credit agreement	(9,338)	(664,350)	(20,950)
Payment of debt discount and issuance costs	—	(36,925)	(324)
Net cash provided by (used in) financing activities from continuing operations	(24,648)	(709,195)	239,138

	Year Ended December 31,
	2023	2022	2021
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(300)	(1,376)	(4,355)
Cash flows of discontinued operations
Operating activities of discontinued operations	—	—	39,040
Investing activities of discontinued operations	—	—	(15,003)
Financing activities of discontinued operations	—	—	(903)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	—	(922)
Net cash provided by discontinued operations	—	—	22,212
Net increase (decrease) in cash and cash equivalents	162,957	(610,378)	361,618
Cash and cash equivalents
Beginning of period	121,738	732,116	370,498
End of period	$284,695	$121,738	$732,116

Supplemental disclosure of cash flow information
Cash paid for interest	$111,861	$79,614	$56,053
Cash paid for income taxes	$40,964	$33,117	$43,864

Non-cash investing and financing transactions
Stock-based compensation included in capitalized software development costs	$1,246	$1,171	$395

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations
SolarWinds Corporation, a Delaware corporation, and its subsidiaries (“Company,” “we,” “us” and “our”) is a leading provider of simple, powerful and secure observability and information technology, or IT, management software. Our solutions are designed to give organizations worldwide, regardless of type, size, or complexity, with a comprehensive and unified view of today’s modern, distributed and hybrid network environments. Our business is focused on building products to enable technology professionals and leaders to securely monitor and manage the performance of their IT environments, whether they be on-premises, in the cloud or in hybrid deployments. Our approach has enabled us to serve the entire IT market and our customers include network and systems engineers, database administrators, storage administrators, DevOps, SecOps and service desk professionals. We sell our products for use in organizations across industries ranging in size from very small businesses to large enterprises.
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
Reclassifications
Certain reclassifications have been made to prior periods' consolidated statements of cash flows to conform to the current period presentation. These reclassifications did not impact previously reported net income (loss), total assets or net operating, investing or financing cash flows.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of operations. There were no equity transactions denominated in foreign currencies for the years ended December 31, 2023 and 2022. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities.
Recently Adopted Accounting Pronouncements
During the year ended December 31, 2023, there have been no recently adopted accounting pronouncements that had a material impact to our financial positions, results of operations or cash flow.
New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The updated guidance expands segment disclosures by requiring additional disclosure of significant segment expenses included within segment profit or loss along with other segment information. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, and early adoption is permitted. We currently operate as a single reportable segment and while we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements, we will be required to provide enhanced segment disclosures beginning in our Annual Report for the fiscal year ended December 31, 2024 and subsequent interim periods.
In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2024 and early adoption permitted. We currently do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

revenue and amortization of other acquired intangible assets in operating expenses in our consolidated statements of operations.
Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill
Our goodwill was derived from the Take Private transaction and acquisitions where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually during the fourth quarter or more frequently if events or circumstances indicate it is more likely than not that the fair value of our reporting unit is less than its carrying value. An impairment of goodwill is recognized when the carrying amount of a reporting unit exceeds its fair value. For purposes of the impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a “Step 0” analysis. For “Step 0,” the qualitative factors we assess include events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform “Step 1” of the goodwill impairment test (or "quantitative assessment") by comparing the fair value of a reporting unit with its carrying amount. We utilize a combination of both an income and market approach to determine the fair value of our reporting unit. If the carrying value exceeds the fair value, an impairment loss is recognized for the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit.
During the year ended December 31, 2022, we experienced declines in our stock price resulting in the total market value of our shares of stock outstanding (our "market capitalization"), being less than the carrying value of our reporting unit. We considered the decline in our market capitalization and the impact of current macroeconomic conditions on the assumptions used in determining the fair value of our reporting unit and determined it appropriate to perform interim quantitative assessments of our reporting unit as of June 30, 2022 and September 30, 2022. The macroeconomic conditions considered included the continued deterioration in the equity markets, which reduced the market multiples used in our analysis, along with an increase in the weighted-average cost of capital primarily driven by an increase in interest rates and ongoing effects from foreign currency exchange rate fluctuations. As a result of the interim impairment analyses, our reporting unit was determined to have a carrying value that exceeded its fair value and therefore, we recorded non-cash goodwill impairment charges of $612.4 million and $278.7 million for the three months ended June 30, 2022 and September 30, 2022, respectively. Throughout the period since the quantitative analysis performed on September 30, 2022, we have experienced increases in our market capitalization and determined there were no indicators of impairment that would negatively impact the fair value of our reporting unit.
On October 1, 2023, we performed our annual goodwill impairment analysis and assessed the above qualitative factors, including the increase in our market capitalization, along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit. As of the date of our annual goodwill impairment analysis and throughout the fourth quarter, there were no unanticipated changes or negative indicators in the qualitative factors or valuation assumptions that would negatively impact the fair value of our reporting unit. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value at December 31, 2023.
Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) timing and success of new products introduced in our evolution from monitoring to observability, (iv) the ongoing impact of the Cyber Incident including higher than estimated costs to respond and adverse loss exposure from fines or penalties resulting from government investigations and litigation; and (v) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

sustained declines in our stock price or market capitalization, or there are declines in the market multiplies used in our analysis, it is possible that an impairment charge may be recorded in the future, which could be material.
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for impairment annually, in the fourth quarter, or more frequently if a triggering event occurs. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative test. If necessary, the quantitative test is performed by determining the fair value of indefinite-lived intangible assets utilizing a relief from royalty valuation method and comparing the fair value to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value. As of June 30, 2022 and September 30, 2022, due to the factors discussed in the goodwill analysis above, we performed quantitative assessments of our indefinite-lived intangible assets and determined the estimated fair value of the SolarWinds trade name, recorded in connection with the Take Private, was less than its carrying value. As a result, we recorded non-cash impairment charges of $9.4 million and $5.9 million for the three months ended June 30, 2022 and September 30, 2022, respectively, which are included in general and administrative expense in our consolidated statements of operations.
On October 1, 2023, we performed a qualitative assessment and determined there were no indicators that our indefinite-lived intangible assets were impaired.
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
As of June 30, 2022 and September 30, 2022, prior to performing the goodwill impairment analyses discussed above, we performed recoverability tests of our long-lived assets, including finite-lived intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets, and determined no impairment was required. As of December 31, 2023, we assessed the qualitative factors above and determined it was more likely than not the carrying value of our long-lived assets was recoverable.
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
Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), which is a component of shareholders' equity except for any unrealized losses determined to be related to credit losses, which we record within other income (expense), net in our consolidated statements of operations. Any premiums or discounts are amortized or accreted, respectively, to maturity as a component of interest expense, net in our consolidated statements of operations. Cash flows from the amount of purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities. Amortization and accretion of purchased premiums and discounts on securities are included as a non-cash adjustment to net income (loss) within cash flows from operating activities in our consolidated statements of cash flows.
The cost of securities sold is based on the specific-identification method. In determining if and when a decline in fair value is judged to be other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and the intent and ability to retain the investment for a period of

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

time sufficient to allow for any anticipated recovery in fair market value. Declines in fair value deemed other-than-temporary are included as a component of other income (expense), net in our consolidated statements of operations. We have not recorded any other-than-temporary impairments related to marketable securities. See Note 5. Investments for a summary of our investments.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
Capitalized Software Development Costs
For our software to be sold, including our perpetual and time-based licensed products, software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Our new software license products and significant enhancements to our existing products are available for general release soon after technological feasibility has been established. Due to the short time period between technological feasibility and general release, capitalized software development costs related to our licensed products were insignificant for the years ended December 31, 2023, 2022 and 2021.
For our software solutions that are hosted and accessed by our customers on a subscription basis, we capitalize development costs related to developing new functionality in accordance with the guidance for internal-use software. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalized internal-use software costs are recorded as part of other assets, net in our consolidated balance sheets. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years, and included in cost of recurring revenue in the consolidated statements of operations. There were no impairments to internal-use software during the period.
We had $25.5 million and $19.3 million of internal-use software, net capitalized as of December 31, 2023 and 2022, respectively. Amortization expense of internal-use software was $9.0 million, $4.2 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Debt Issuance Costs
Debt issuance costs for our credit facilities outstanding are presented as a deduction from the corresponding debt liability on our consolidated balance sheets and amortized on an effective interest rate method over the term of the associated debt as interest expense in our consolidated statements of operations. Amortization of debt issuance costs included in interest expense was $10.7 million, $9.1 million and $9.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 10. Debt for discussion of our credit facilities.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments, Net of Tax	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2021	$1,306	$—	$1,306
Other comprehensive gain (loss) before reclassification	(49,302)	(118)	(49,420)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(49,302)	(118)	(49,420)
Balance at December 31, 2022	(47,996)	(118)	(48,114)
Other comprehensive gain (loss) before reclassification	19,893	118	20,011
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	19,893	118	20,011
Balance at December 31, 2023	$(28,103)	$—	$(28,103)
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
•Identify the contract with a customer. We generally use a purchase order, an authorized credit card, an electronic or manually signed license agreement, or the receipt of a cash payment as evidence of a contract with a customer provided that collection is considered probable. We sell our products directly to technology professionals and through our distributors and resellers. Our distributors and resellers do not carry inventory of our software and we generally require them to specify the end user of the software at the time of the order. If the distributor or reseller does not provide end-user information, then we will generally not fulfill the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers. Sales through resellers and distributors are typically evidenced by a reseller or distributor agreement, together with purchase orders or authorized credit cards on a transaction-by-transaction basis.
•Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are separately identifiable from other promises in the contract, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Our performance obligations primarily include software-as-a-service, or SaaS, offerings, perpetual and time-based licenses, maintenance support including unspecified upgrades or enhancements to new versions of our software products and professional services. See additional discussion of our performance obligations below.
•Determine the transaction price. We determine the transaction price based on the contractual consideration and the amount of consideration we expect to receive in exchange for transferring the promised goods or services to the customer. We account for sales incentives to customers, resellers or distributors as a reduction of revenue at the time we recognize the revenue from the related product sale. We report revenue net of any sales tax collected. Our return policy generally does not allow our customers to return software offerings or cancel purchased maintenance and professional service contracts.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

•Allocate the transaction price. We allocate the transaction price of the contract to each distinct performance obligation based on a relative standalone selling price basis. Determining standalone selling prices for our performance obligations requires judgment and are based on multiple factors including, but not limited to, historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels. For our SaaS subscription products and maintenance services, our standalone selling prices are generally observable using standalone sales or renewals. For our perpetual and time-based license products, given there are no observable standalone sales, we estimate our standalone selling prices by evaluating our historical pricing and discounting practices in observable bundled transactions. We review the standalone selling prices for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.
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
The following summarizes our performance obligations from which we generate revenue:

Performance obligation	When performance obligation is typically satisfied
Subscription revenue
SaaS offerings	Over the subscription term, once the service is made available to the customer (over time)
Time-based licenses	Upon the delivery of the license key or password that provides immediate availability of the product (point in time)
Time-based technical support and unspecified software upgrades	Ratably over the contract period (over time)
Maintenance revenue
Technical support and unspecified software upgrades	Ratably over the contract period (over time)
Professional services	As delivered (over time)
License revenue
Perpetual licenses	Upon the delivery of the license key or password that provides immediate availability of the product (point in time)
Recurring Revenue. Recurring revenue consists of subscription and maintenance revenue.
•Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings and our time-based license arrangements. We generally invoice time-based subscription agreements, including multi-year arrangements, in advance at the beginning of the subscription period. Revenue for the license performance obligation of our time-based license offerings is primarily recognized at a point in time upon delivery of the license key and the revenue for the technical support performance obligation of our time-based license arrangements is recognized ratably over the contract period. For certain multi-year, time-based subscription arrangements, customers may elect to be invoiced annually and we extend cancellation rights to these customers. For these multi-year arrangements, revenue for the license performance obligation is recognized at the beginning of each annual term and the recognition of the revenue for the technical support performance obligation is recognized ratably over the contract period. We generally invoice our SaaS offerings over the subscription period on either a monthly or annual basis and to a lesser extent, monthly based on usage. Subscription revenue for our SaaS offerings is generally recognized ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed.
•Maintenance Revenue. We derive maintenance revenue from the sale of maintenance services associated with our perpetual license products. We typically include one year of maintenance service as part of the initial purchase price of each perpetual software offering and then sell renewals of this maintenance

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

agreement. Customers with maintenance agreements are entitled to receive technical support and unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis for the specified contract period. We believe that our technical support and unspecified upgrades or enhancements performance obligations each have the same pattern of transfer to the customer and are therefore accounted for as a single distinct performance obligation. We recognize maintenance revenue ratably on a daily basis over the contract period. We also include professional services and other revenue in maintenance revenue, which is generally recognized over the contract period as delivered.
License Revenue. We derive license revenue from the sale of our perpetual licenses. Revenue for the license performance obligation of our perpetual license arrangements is recognized at a point in time upon delivery of the electronic license key. Perpetual license arrangements are invoiced upon delivery.
The following summarizes the revenue we recognized at a point in time and over time:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue recognized at a point in time	$156,414	$136,076	$127,151
Revenue recognized over time	602,326	583,291	591,481
Total revenue recognized	$758,740	$719,367	$718,632

Deferred Revenue
Deferred revenue primarily consists of transaction prices allocated to remaining performance obligations from maintenance services associated with our perpetual license products and our time-based subscriptions which are delivered over time. We generally bill maintenance agreements for our perpetual licenses annually in advance for services to be performed over a 12-month period. Customers have the option to purchase maintenance renewals for periods other than 12 months. We initially record the amounts allocated to maintenance performance obligations as deferred revenue and recognize these amounts ratably on a daily basis over the term of the agreement. We record deferred revenue that will be recognized during the succeeding 12-month period as current deferred revenue and the remaining portion is recorded as long-term deferred revenue.
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2021	$362,669
Deferred revenue recognized	(505,646)
Additional amounts deferred	519,200
Deferred revenue acquired in business combinations	263
Balance at December 31, 2022	376,486
Deferred revenue recognized	(531,132)
Additional amounts deferred	541,623
Balance at December 31, 2023	$386,977
We expect to recognize revenue related to these remaining performance obligations as of December 31, 2023 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$386,977	$344,907	$40,957	$1,113

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Deferred Commissions
Deferred commissions, which consist of direct and incremental sales commissions and related fringe benefits, are capitalized using the portfolio approach if we expect to benefit from those costs for more than one year. Deferred commissions are allocated to each performance obligation within the contract and amortized on a straight-line basis over the expected benefit period of the related performance obligations. We expense commissions as incurred when the expected amortization period is one year or less. Deferred commissions allocated to new maintenance arrangements, the technical support component of time-based license arrangements, and certain SaaS offerings are amortized over an average expected benefit period of approximately three to six years which was determined based on the expected life of our technology. Commissions allocated to perpetual and time-based licenses and maintenance renewal arrangements are expensed as incurred. Deferred commissions are classified as current or non-current assets based on the timing the expense will be recognized and are included in prepaid and other current assets and other assets, net respectively, in our consolidated balance sheets. The amortization of our deferred commissions is included in sales and marketing expense in our consolidated statement of operations.
Details of our deferred commissions balance was as follows:

		Deferred Commissions

		(in thousands)
Balance at December 31, 2021		$18,897
Commissions capitalized		10,326
Amortization recognized		(6,683)
Balance at December 31, 2022		22,540
Commissions capitalized		9,475
Amortization recognized		(8,452)
Balance at December 31, 2023		$23,563

	December 31,
	2023	2022

	(in thousands)
Classified as:
Current	$7,926	$6,936
Non-current	15,637	15,604
Total deferred commissions	$23,563	$22,540
Cost of Revenue
Cost of recurring revenue. Cost of recurring revenue primarily consists of technical support personnel costs which includes salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of overhead costs. Public cloud infrastructure and hosting fees and amortization of internal-use software related to our hosted solutions are also included in cost of recurring revenue. Cost of license revenue is immaterial to our financial statements and is included in cost of recurring revenue in our consolidated statements of operations.
Amortization of acquired technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Amortization of acquired license technologies	$3,693	$17,239	$148,609
Amortization of acquired subscription technologies	9,676	10,896	11,364
Total amortization of acquired technologies	$13,369	$28,135	$159,973

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The decrease in amortization of acquired license technologies for the years ended December 31, 2023 and 2022, as compared to the year ended December 31, 2021, was primarily due to certain intangible assets acquired in connection with the Take Private being fully amortized during the first quarter of 2022.
Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our consolidated statements of operations.

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Advertising expense	$22,785	$35,069	$39,318
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
The terms of some of our lease agreements provide for rental payments on a graduated basis. Operating lease costs are recognized on a straight-line basis over the lease term and recorded in the appropriate income statement line item based on the asset or a headcount allocation for office leases. Certain of our office leases require the payment of our proportionate share of common area maintenance or service charges. As we have elected to account for lease and non-lease components as a single lease component for our real estate leases, these costs are included in variable lease costs. In addition, certain of our leases may include variable payments based on measures that include changes in price indices or market interest rates which are included in variable lease costs and expensed as incurred. We had no finance leases as of and for the years ended December 31, 2023, 2022 and 2021. See Note 8. Leases for additional information regarding our lease arrangements.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include reversal of taxable temporary differences, carryback potential, our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. See Note 15. Income Taxes for additional information regarding our income taxes.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation
We recognize stock-based compensation for our stock-based incentive awards and shares issued under our employee stock purchase plan ("ESPP"). We have granted our employees, directors and certain contractors stock-based incentive awards in the form of restricted stock units, stock options and restricted stock. Our stock awards vest on service-based or performance-based vesting conditions. We measure stock-based compensation expense for all share-based awards granted to employees and directors based on the estimated fair value of those awards on the date of grant. The fair value of restricted stock unit awards and restricted stock awards is determined using the fair market value of the underlying common stock on the date of grant less any amount paid at the time of the grant, or intrinsic value. The fair value of stock option awards and ESPP purchase rights are estimated using a Black-Scholes valuation model. For our service-based awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award. For our performance-based awards, we recognize stock-based compensation expense on a graded-vesting basis over the service period of each separately vesting tranche of the award, if it is probable that the performance target will be achieved. We recognize stock-based compensation expense for shares issued under our ESPP on a straight-line basis over the offering period.
There were no grants of stock options made during the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, we estimated the fair value for stock options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31,
2021(1)

Expected dividend yield	—%
Volatility	39.9%
Risk-free rate of return	0.4%
Expected life	3.1 years
________________
(1)There were no grants of stock options made during the year ended December 31, 2021; however due to modifications of grants resulting from the Separation, certain stock options were reflected as new grants issued at the modification date fair value and the previous grants were forfeited.
Other than the Special Dividend paid in connection with the Separation, we have not paid cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. We estimate the expected volatility using the historical volatility of comparable public companies from a representative peer group. We based the risk-free rate of return on the average U.S. treasury yield curve for the most appropriate terms for the respective periods. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Performance-based awards are not considered granted under the applicable accounting guidance until the performance attainment targets for each applicable tranche have been defined. We recognize the impact of forfeitures in stock-based compensation expense when they occur. See Note 11. Stockholders’ Equity and Stock-Based Compensation for additional information.
The impact to our income (loss) before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Impact to income (loss) before income taxes due to stock-based compensation	$75,727	$67,050	$58,763
Income tax benefit related to stock-based compensation	10,329	11,580	11,502
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
Our cash and cash equivalents consisted of the following:

	December 31,
	2023	2022

	(in thousands)
Demand deposit accounts	$56,105	$72,905
Money market funds	195,017	48,833
Commercial paper	31,586	—
U.S. Treasury securities	1,987	—
Total cash and cash equivalents	$284,695	$121,738
Our cash deposited with banks in demand deposit accounts may exceed the amount of insurance provided on these deposits. Our cash equivalents invested in money market funds and investments are not insured and we are therefore at risk of losing our full investment. Generally, we may withdraw our cash deposits and redeem our invested cash equivalents upon demand. We seek to maintain our cash deposits and invest in money market funds with multiple financial institutions of reputable credit and therefore bear minimal credit risk.
We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. The following distributors represented more than 10% of our revenue:

	Year Ended December 31,
	2023	2022	2021

Distributor A	13.8%	12.2%	11.7%
Distributor B	16.2%	15.0%	12.6%
At December 31, 2023 and 2022, Distributor A represented 11.6% and 11.7%, respectively of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
The Separation was achieved through the transfer of all the net assets and legal entities associated with the N‑able business to N-able, Inc. The distribution of the net assets to N-able, Inc. was recorded as a reduction to additional paid-in capital. As part of the Separation, we received a cash distribution from N-able which includes $324.7 million in cash to repay intercompany indebtedness and $238.2 million as a one-time dividend payment, net of $57.3 million of cash distributed to N-able at the Separation.
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
The following table summarizes the results of operations of N-able presented as discontinued operations:

Year Ended December 31,
2021
(in thousands)
Revenue:
Subscription	$183,594
Maintenance	5,053
Total revenue	188,647
Cost of revenue:
Cost of recurring revenue	25,218
Amortization of acquired technologies	3,950
Total cost of revenue	29,168
Gross profit	159,479
Operating expenses:
Sales and marketing	55,249
Research and development	27,133
General and administrative	42,994
Amortization of acquired intangibles	10,626
Total operating expenses	136,002
Operating income from discontinued operations	23,477
Other income (expense):
Other income (expense), net	(608)
Income from discontinued operations before income taxes	22,869
Income tax expense	9,807
Net income from discontinued operations, net of tax	$13,062
We incurred $0.2 million and $31.6 million of costs in connection with the Separation during the years ended December 31, 2022 and 2021, respectively, which are primarily reflected in our consolidated statements of operations as discontinued operations for the 2021 period presented. These costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contract costs and other incremental separation costs related to the Separation.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

4. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2023 and 2022:

(in thousands)
Balance at December 31, 2021	$3,308,405
Acquisitions	5,415
Goodwill impairment	(891,101)
Foreign currency translation and other adjustments	(42,660)
Balance at December 31, 2022	2,380,059
Foreign currency translation and other adjustments	17,486
Balance at December 31, 2023	$2,397,545
The goodwill from acquisitions resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, we expect the acquisitions will attract new customers to our entire line of products. Accumulated goodwill impairment on our consolidated balance sheet was $897.2 million and $893.0 million as of December 31, 2023 and 2022, respectively, and is impacted by changes in foreign currency exchange rates. See Note 2. Summary of Significant Accounting Policies for discussion of the goodwill impairment recorded during the year ended December 31, 2022.
Intangible Assets
Intangible assets consisted of the following at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Developed product technologies	$72,649	$(50,589)	$22,060	$81,583	$(46,228)	$35,355
Customer relationships	430,353	(335,948)	94,405	451,931	(310,445)	141,486
Intellectual property	2,197	(912)	1,285	1,965	(702)	1,263
Trademarks	765	(574)	191	759	(190)	569
Total definite-lived intangible assets	505,964	(388,023)	117,941	536,238	(357,565)	178,673
Indefinite-lived trade names	65,747	—	65,747	65,307	—	65,307
Total intangible assets	$571,711	$(388,023)	$183,688	$601,545	$(357,565)	$243,980
Intangible asset amortization expense was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Intangible asset amortization expense	$61,798	$80,648	$215,447
The decrease in intangible asset amortization expense for the years ended December 31, 2023 and 2022, as compared to the year ended December 31, 2021, was primarily due to developed product technologies, acquired in connection with the Take Private, being fully amortized.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2023, we estimate aggregate intangible asset amortization expense to be as follows:

Estimated Amortization
(in thousands)
2024	$53,367
2025	50,213
2026	9,314
2027	4,582
2028	149
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
5. Investments
Our short-term investments consist of available-for-sale securities, such as U.S. Treasury securities, corporate bonds, commercial paper and asset-backed securities.
The following table summarizes our short-term investments:

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$3,979	$1	$—	$3,980
Commercial paper	497	—	—	497
Total short-term investments	$4,476	$1	$—	$4,477

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$6,013	$—	$(43)	$5,970
Corporate bonds	19,887	—	(105)	19,782
Commercial paper	798	—	—	798
Asset-backed securities	565	—	(1)	564
Total short-term investments	$27,263	$—	$(149)	$27,114

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
As of December 31, 2022
U.S. Treasury securities	$5,970	$(43)	$—	$—	$5,970	$(43)
Corporate bonds	19,782	(105)	—	—	19,782	(105)
Asset-backed securities	564	(1)	—	—	564	(1)
	$26,316	$(149)	$—	$—	$26,316	$(149)
The following table summarizes the contractual underlying maturities of our available-for-sale securities:

	December 31, 2023
	Cost	Fair Value

	(in thousands)
Due in one year or less	$4,476	$4,477

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of December 31, 2023 and 2022. There have been no transfers between fair value measurement levels during the year ended December 31, 2023.

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$195,017	$—	$—	$195,017
U.S. Treasury securities	—	1,987	—	1,987
Commercial paper	—	31,586	—	31,586
Total cash equivalents	195,017	33,573	—	228,590
Short-term investments:
U.S. Treasury securities	—	3,980	—	3,980
Commercial paper	—	497	—	497
Total short-term investments	—	4,477	—	4,477
Total assets	$195,017	$38,050	$—	$233,067

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$48,833	$—	$—	$48,833
Total cash equivalents	48,833	—	—	48,833
Short-term investments:
U.S. Treasury securities	—	5,970	—	5,970
Corporate bonds	—	19,782	—	19,782
Commercial paper	—	798	—	798
Asset-backed securities	—	564	—	564
Total short-term investments	—	27,114	—	27,114
Total assets	$48,833	$27,114	$—	$75,947
As of December 31, 2023 and 2022, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 10. Debt for additional information regarding our debt.
The fair value of our non-financial assets and liabilities, which include goodwill, intangible assets and property, plant and equipment, are measured on a non-recurring basis. Fair value adjustments are made in the period an impairment charge is recognized. During the year ended December 31, 2022, we recognized impairment charges to our goodwill and indefinite-lived trade name intangible asset. The fair value of our reporting unit and indefinite-lived intangible asset are classified as Level 3 within the fair value hierarchy due to the significant unobservable inputs developed using company-specific information. For additional information, see the discussion of our impairment charges in Note 2. Summary of Significant Accounting Policies - Impairment of Goodwill, Intangible Assets and Long-lived Assets.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

7. Property and Equipment
Property and equipment, including software, consisted of the following:

	December 31,
	2023	2022

	(in thousands)
Equipment, servers and computers	$29,063	$29,519
Furniture and fixtures	3,363	4,241
Software	713	958
Leasehold improvements	25,321	25,214
	58,460	59,932
Less: Accumulated depreciation and amortization	(38,791)	(33,298)
Property and equipment, net	$19,669	$26,634
Depreciation and amortization expense on property and equipment was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Depreciation and amortization	$11,388	$10,109	$11,074
8. Leases
We lease our offices and do not own any real estate. Our corporate headquarters is located in Austin, Texas and we also lease office space domestically and internationally in various locations for our operations, including facilities located in Cork, Ireland; Manila, Philippines; Brno, Czech Republic; Singapore; Krakow, Poland; Reston, Virginia and Charlotte, North Carolina. Our leases are all classified as operating and generally have remaining terms of less than one year to eight years.
The components of operating lease costs were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Operating lease costs	$15,319	$17,114	$20,224
Variable lease costs(1)	2,915	2,296	2,213
Short-term lease costs	354	511	396
Sublease income received	(2,883)	(3,201)	(2,559)
Total lease costs	$15,705	$16,720	$20,274
____________
(1)     Primarily includes common area maintenance and other service charges for leases in which we pay a proportionate share of those costs as we have elected to not separate lease and non-lease components for our office leases.
During the year ended December 31, 2023, as part of our ongoing efforts to align our office lease arrangements with our anticipated operating needs, we exited certain leased facilities and recognized impairment charges for the related operating lease assets of $11.5 million which are included in general and administrative expense.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Maturities of our operating lease liabilities as of December 31, 2023 were as follows:

(in thousands)
2024	$17,609
2025	15,750
2026	15,952
2027	14,517
2028	4,866
Thereafter	3,022
Total minimum lease payments	71,716
Less: imputed interest	(6,943)
Present value of operating lease liabilities	$64,773
As of December 31, 2023, the weighted-average remaining lease term of our operating leases was 4.4 years and the weighted-average discount rate used in the calculation of our lease liabilities was 4.8%.
Supplemental cash flow information related to our leases was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$18,868	$16,954	$18,910
Right-of-use assets obtained in exchange for operating lease liabilities	6,441	1,322	2,108
9. Accrued Liabilities and Other
Accrued liabilities and other current liabilities were as follows:

	December 31,
	2023	2022

	(in thousands)
Payroll-related accruals	$39,082	$21,576
Litigation settlement payable(1)	—	26,000
Other accrued expenses and current liabilities	17,561	20,708
Total accrued liabilities and other	$56,643	$68,284
___________
(1)     See Note 16. Commitments and Contingencies for discussion.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

10. Debt
Debt Agreements
The following table summarizes information relating to our debt:

	December 31,
	2023		2022
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2027	1,235,662	9.11%	1,245,000	8.32%
Total principal amount	1,235,662		1,245,000
Unamortized discount and debt issuance costs	(32,278)		(42,897)
Total debt	1,203,384		1,202,103
Less: Current portion of long-term debt	(12,450)		(9,338)
Total long-term debt	$1,190,934		$1,192,765
Senior Secured First Lien Credit Facilities
In connection with the Take Private in 2016, we entered into a first lien credit agreement with a syndicate of institutional lenders and financial institutions (the "Credit Agreement").
The Credit Agreement, as amended, consisted of the following as of December 31, 2023:
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate which is, at our option, either (1) a secured overnight financing rate (“SOFR”) for a specified interest period plus an applicable margin of 2.25% or (2) a base rate plus an applicable margin of 1.25%, respectively. The SOFR rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%.
At December 31, 2023, borrowings under our First Lien Term Loan bore interest at a floating rate which is, at our option, either (1) a SOFR rate for a specified interest period plus an applicable margin of 3.75% or (2) a base rate plus an applicable margin of 2.75%, respectively. The SOFR rate applicable to the First Lien Term Loan is subject to a “floor” of 0.0%.
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
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The First Lien Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2023, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the future minimum principal payments under the First Lien Term Loan outstanding as of December 31, 2023:

(in thousands)
2024	$12,450
2025	12,450
2026	12,450
2027	1,198,312
Total minimum principal payments	$1,235,662
On January 23, 2024, we entered into Amendment No. 7 to the Credit Agreement to, among other things, (i) refinance the First Lien Term Loans, (ii) decrease the applicable margin for our existing First Lien Term Loans to 3.25% with respect to SOFR borrowings and (iii) remove the First Lien Term Loan net leverage ratio component of determining the applicable margin. The Credit Agreement maturity date remained unchanged.
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
Equity Incentive Awards
2016 Equity Incentive Plan
The board of directors adopted, and the stockholders approved, the SolarWinds Corporation Equity Plan, or 2016 Plan, in June 2016. Under the 2016 Plan, the Company was able to sell or grant shares of Class A Common Stock and Class B Common Stock and common stock-based awards, including nonqualified stock options, to the Company’s employees, consultants, directors, managers and advisors. Our ability to grant any future equity awards under the 2016 Plan terminated in October 2018 following the consummation of our IPO. Our 2016 Plan continues to govern the terms and conditions of all outstanding equity awards granted under the 2016 Plan.
Options and restricted stock issued under the 2016 Plan to employees generally vest annually over four or five years on each anniversary of the vesting commencement date, subject to continued employment through each applicable vesting date. The term of an incentive stock option granted under our 2016 Plan may not exceed ten years. Under the terms of the applicable restricted stock purchase agreements, the Company had the right to repurchase restricted stock that was purchased by an employee or director in the event that stockholder ceases to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens. The repurchase price for any unvested shares is equal to the lesser of (i) the price the stockholder paid for those shares and (ii) the fair market value of those shares.
We have granted employees restricted stock and options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. As of December 31, 2023, common stock-based incentive awards outstanding under the 2016 Plan consists of 127,222 vested stock options and no restricted stock remain outstanding. For the years ended December 31, 2022 and 2021, the Company repurchased 10,850 and 95,575 shares, respectively, of unvested restricted common stock upon employee terminations.
2018 Equity Incentive Plan
In October 2018, the board of directors adopted, and the stockholders approved, the SolarWinds Corporation 2018 Equity Incentive Plan, or 2018 Plan. Under the 2018 Plan, the Company is able to sell or grant shares of common stock-based awards, including nonstatutory stock options or incentive stock options, stock appreciation

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

rights, restricted stock, restricted stock units, performance stock units and other cash-based or stock-based awards, to the Company’s employees, contractors, consultants, directors, managers and advisors. The term of a stock option and stock appreciation right granted under our 2018 Plan may not exceed ten years. As of December 31, 2023, stock-based incentive awards of 11,487,804 were outstanding under the 2018 Plan, consisting of 9,486,881 restricted stock units, or RSUs, and 2,000,923 performance stock units, or PSUs, and 39,231,258 shares were reserved for future grants.
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
Stock Option Awards
Option grant activity under the 2016 Plan was as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2022	266,193	$1.19
Options granted	—	—
Options exercised	(131,068)	1.09
Options forfeited	—	—
Options expired	(7,903)	1.30
Outstanding balances at December 31, 2023	127,222	$1.28
Options exercisable at December 31, 2023	127,222	$1.28	$1,426	3.6
Options vested and expected to vest at December 31, 2023	127,222	$1.28	$1,426	3.6

Additional information regarding options is as follows (in thousands except for per share amounts):

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value per share of options granted during the period	$—	$—	$3.84
Aggregate intrinsic value of options exercised during the period	1,037	536	5,879
Aggregate fair value of options vested during the period	24	31	392
There is no unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods as of December 31, 2023.
Restricted Stock
The following table summarizes information about restricted stock activity subject to vesting under the 2016 Plan:

Number of Shares Outstanding
Unvested balances at December 31, 2022	3,117
Restricted stock granted and issued	—
Restricted stock vested	(3,117)
Restricted stock repurchased - unvested shares	—
Unvested balances at December 31, 2023	—

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Restricted stock was purchased at fair market value by the employee receiving the restricted stock award and restricted common stock was issued at the date of grant. The aggregate intrinsic value of restricted stock vested during the year ended December 31, 2023 was insignificant and was $0.6 million and $15.0 million for the years ended December 31, 2022 and 2021, respectively.
Restricted stock was subject to certain restrictions, such as vesting and a repurchase right. The common stock acquired by the employee was restricted stock because vesting was conditioned upon continued employment through the applicable vesting date. The restricted stock was subject to repurchase in the event the stockholder ceased to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens. As the restricted stock was purchased at fair market value at the time of grant, there was typically no stock-based compensation expense recognized related to these awards.
Restricted Stock Units
The following table summarizes information about RSUs under the 2018 Plan:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2022	10,244,903	$14.17
RSUs granted	6,037,279	9.18
RSUs vested	(5,160,872)	13.62
RSUs forfeited	(1,634,429)	11.76
Unvested balances at December 31, 2023	9,486,881	$11.70	$118,491	1.3
The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021, was $53.5 million, $38.5 million and $56.6 million, respectively. The total unrecognized stock-based compensation expense related to unvested RSUs and subject to recognition in future periods is $102.9 million as of December 31, 2023 and we expect to recognize this expense over a weighted-average period of 2.5 years.
Performance Stock Units
The following table summarizes information about PSUs under the 2018 Plan:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2022	1,513,574	$13.38
PSUs granted	1,744,074	8.87
PSUs vested	(841,567)	13.40
PSUs forfeited	(415,158)	10.01
Unvested balances at December 31, 2023	2,000,923	$10.13	$24,992	0.8
The total fair value of PSUs vested during the year ended December 31, 2023 was $8.0 million. The total unrecognized stock-based compensation expense related to unvested PSUs and subject to recognition in future periods is $12.6 million as of December 31, 2023 and we expect to recognize this expense over a weighted-average period of 0.8 years.
For RSUs and PSUs, the number of shares issued on the date of vesting is generally net of statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. We withheld and retired approximately 1,844,000 shares, 934,000 shares and 520,000 shares to satisfy $18.8 million, $11.1 million and $14.0 million of employees’ tax obligations during the years ended December 31, 2023, 2022 and 2021, respectively. These shares are treated as common stock repurchases in our consolidated financial statements.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan
In October 2018, our board of directors adopted and our stockholders approved our 2018 Employee Stock Purchase Plan, or the ESPP. As of December 31, 2023, 5,464,628 shares of our common stock were reserved for future issuance under our ESPP.
Our ESPP permits eligible participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation during the consecutive six-month offering periods. Amounts deducted and accumulated from participant compensation, or otherwise funded by participants, are used to purchase shares of our common stock at the end of each offering period. The purchase price of the shares will be 85% of the lesser of the fair market value of our common stock on the first day of the offering period and the fair market value on the last day of the offering period.
Stock-based compensation expense related to our ESPP plan was $1.3 million, $1.3 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
12. Earnings (Loss) Per Share
A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net loss from continuing operations	$(9,109)	$(929,413)	$(64,470)
Net income from discontinued operations	—	—	13,062
Net loss	(9,109)	(929,413)	(51,408)
Dividends on unvested restricted stock	—	—	(160)
Earnings allocated to unvested restricted stock	—	—	—
Net loss from continuing operations available to common stockholders	$(9,109)	$(929,413)	$(64,630)
Net income from discontinued operations available to common stockholders	$—	$—	$13,062
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	164,631	160,841	158,040

Diluted earnings (loss) per share
Numerator:
Net loss from continuing operations available to common stockholders	$(9,109)	$(929,413)	$(64,630)
Net income from discontinued operations available to common stockholders	$—	$—	$13,062
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	164,631	160,841	158,040
Add dilutive impact of employee equity plans	—	—	—
Weighted-average shares used in computing diluted earnings (loss) per share	164,631	160,841	158,040

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted earnings (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Total anti-dilutive shares	14,987	11,648	6,476
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
13. Employee Benefit Plans
401(k) Plan
We maintain a 401(k) matching program for all eligible employees. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Employee benefit plan expense	$4,830	$5,016	$4,925
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
Software OEM Agreements
The Company and N-able entered into software OEM agreements pursuant to which the Company granted to N-able, and N-able granted to the Company, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement has a two year term renewable at the option of the parties for an additional one year term and may be terminated by the applicable licensor in certain instances.
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
The amounts recorded in our consolidated financial statements related to the agreements noted above were insignificant as of and for the years ended December 31, 2023, 2022 and 2021.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

15. Income Taxes
U.S. and international components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
U.S.	$75,329	$(824,064)	$(130,395)
International	(41,190)	(83,963)	33,456
Income (loss) before income taxes	$34,139	$(908,027)	$(96,939)
Income tax expense (benefit) was composed of the following:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Current:
Federal	$29,518	$14,688	$(861)
State	4,978	1,374	1,516
International	9,904	4,361	(1,623)
	44,400	20,423	(968)
Deferred:
Federal	(5,322)	(9,024)	(30,738)
State	(1,076)	454	(3,419)
International	5,246	9,533	2,656
	(1,152)	963	(31,501)
	$43,248	$21,386	$(32,469)

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income (loss) before income taxes and the amount recognized in our consolidated financial statements is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Expense (benefit) derived by applying the federal statutory income tax rate to income (loss) before income taxes	$7,169	$(190,686)	$(20,474)
State taxes, net of federal benefit	2,859	1,182	(2,530)
Permanent items	2,130	963	406
Global intangible low-taxed income	5,368	4,700	—
Foreign-derived intangible income	(1,422)	(335)	(514)
Base erosion and anti-abuse tax	—	—	2,297
Research and experimentation tax credits	(1,796)	(1,862)	(3,438)
Withholding tax	2,628	3,936	2,870
Foreign Tax Credits	(1,184)	(1,116)	(1,269)
Valuation allowance	27,183	30,761	(358)
Stock-based compensation	3,424	5,417	1,510
Effect of foreign operations	(8,228)	4,412	(10,969)
Nondeductible officer compensation	5,117	2,904	—
Goodwill impairment	—	161,110	—
	$43,248	$21,386	$(32,469)

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets were:

	December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Allowance for credit losses	$131	$179
Net operating loss	15,380	16,563
Foreign royalty	—	310
Research and experimentation credits	6,746	6,720
Capitalized research and development	28,215	15,932
Stock-based compensation	7,598	9,703
Intangibles	124,721	116,477
Interest	24,878	15,612
Deferred revenue	3,767	3,332
Unrealized exchange gain	70	267
States	250	79
Leases	12,742	16,002
Other credits	4,235	3,593
Total deferred tax assets	228,733	204,769
Valuation allowance	(78,089)	(47,805)
Deferred tax assets, net of valuation allowance	150,644	156,964
Deferred tax liabilities:
Property and equipment	1,115	3,072
Prepaid expenses	2,646	3,176
Debt costs	599	1,201
Leases	7,827	16,153
Accrued expenses	7,166	7,022
Total deferred tax liabilities	19,353	30,624
Net deferred tax asset (liability)	$131,291	$126,340
At December 31, 2023 and 2022, we had net operating loss carry forwards for U.S. federal income tax purposes of approximately $34.0 million and $38.9 million, respectively, of which $4.5 million and $4.9 million, respectively, are limited due to IRC Section 382 limitations. These U.S. federal net operating losses are available to offset future U.S. federal taxable income and begin to expire at various dates from 2024 through 2037.
At December 31, 2023 and 2022, we had net operating loss carry forwards for certain state income tax purposes of approximately $42.1 million and $36.0 million, respectively, some of which are limited due to IRC Section 382. These state net operating losses are available to offset future state taxable income and begin to expire in 2031.
At December 31, 2023 and 2022, we had foreign net operating loss carry forwards of approximately $14.4 million and $23.8 million, respectively, which are available to offset future foreign taxable income, and begin to expire in 2024.
At December 31, 2023 and 2022, we had foreign research and experimentation tax credit carryforwards of approximately $2.1 million and $1.3 million, respectively, which begin to expire in 2025.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2023 and 2022, we have recorded a valuation allowance of $78.1 million and $47.8 million, respectively. The valuation allowance is related to the U.S. and the deferred tax assets of acquired entities.
The U.S. Tax Cuts and Jobs Act of 2017, or the Tax Act, imposed a mandatory transition tax on accumulated foreign earnings as of December 31, 2017 and created a new territorial tax system in which we recognize the tax

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

impact of including certain foreign earnings in U.S. taxable income as a period cost. For the years ended December 31, 2023 and 2022, we incurred income tax expense under the global intangible low-taxed income, or GILTI, provisions and have treated it as a component of income tax expense in the period incurred. As a result of the Tax Act, all foreign earnings are subject to a territorial tax system and dividends received deduction regime in the U.S. As of December 31, 2023, undistributed earnings of certain foreign subsidiaries of approximately $550.9 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax or state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable. We have recorded an immaterial amount of deferred income taxes for state income taxes related to the earnings that are not indefinitely reinvested.
Gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Gross unrecognized tax benefits	$14,759	$14,113	$17,943
At December 31, 2023 and 2022, we had accrued interest and penalties related to unrecognized tax benefits of approximately $4.8 million and $3.6 million, respectively.
The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Balance, beginning of year	$14,113	$17,943	$27,439
Increases for tax positions related to the current year	920	374	929
Increases for tax positions related to prior years	484	38	—
Decreases for tax positions related to prior years	—	(2,938)	(4,402)
Settlement with taxing authorities	—	(1,009)	—
Reductions due to lapsed statute of limitations	(758)	(295)	(6,023)
Balance, end of year	$14,759	$14,113	$17,943
It is reasonably possible that the amount of unrecognized tax benefit could decrease by up to $9.4 million within the next 12 months as we expect to conclude the IRS examination for the tax years 2013 through the period ending February 2016. Additionally, the related accrued interest could decrease by up to $4.4 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through February 2016 and 2020 through 2023 tax years generally remain open and subject to examination by federal tax authorities. The 2015 through 2023 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016, and expect this audit to be fully resolved in 2024. We are currently under audit by the Texas Comptroller for the 2015 through 2020 tax years. The audit by the Indian Tax Authority for the 2017 tax year was closed with no changes. We are currently under audit by the Philippines Bureau of Internal Revenue for the 2022 tax year. We are not currently under audit in any other taxing jurisdictions.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. On February 10, 2020, Altera Corp. submitted a petition for writ of certiorari to the U.S. Supreme Court. On June 22, 2020, the Supreme Court of the United States denied Altera's petition to review the Ninth Circuit’s decision. Due to the uncertainty surrounding the status of the current regulations and questions related to the scope of potential benefits or obligations, we have not recorded any benefit or expense related to the court's decision as of December 31, 2023. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

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
Expenses Incurred
We recorded pre-tax expenses related to the Cyber Incident as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of recurring revenue	$—	$178	$2,153
Sales and marketing	—	130	1,638
Research and development	—	2	52
General and administrative	17,714	56,125	45,281
Total gross expenses related to the Cyber Incident	17,714	56,435	49,124
Less: proceeds received or expected to be received under our insurance coverage	(19,798)	(30,202)	(16,010)
Total net expenses (proceeds) related to the Cyber Incident	$(2,084)	$26,233	$33,114
General and administrative expense is presented net of insurance proceeds received and expected insurance proceeds for costs we believe are reimbursable and probable of recovery in our consolidated statements of operations. Expenses include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs, legal and other professional services, and consulting services provided to customers at no charge, all of which were expensed as incurred, as well as estimated loss contingencies.
Litigation, Claims and Government Investigations
As a result of the Cyber Incident, we have been subject to multiple lawsuits and investigations. A consolidated putative class action lawsuit alleging violations of the federal securities laws was filed against us and certain of our current and former officers. The complainants sought certification of a class of all persons who purchased or otherwise acquired our common stock between October 18, 2018 and December 17, 2020 and sought unspecified monetary damages, costs and attorneys’ fees. On October 28, 2022, the parties entered into a binding settlement term sheet with respect to the securities class action lawsuit, and lead plaintiff filed the parties’ Stipulation and Agreement of Settlement with the court on December 8, 2022. On March 2, 2023, we paid $26 million to fund claims submitted by class members, the legal fees of plaintiffs’ counsel and the costs of administering the settlement. On July 28, 2023, the court held a final settlement hearing after which the court entered an order and final judgment approving the settlement. The settlement resolved all claims asserted against us and the other named defendants in connection with the securities class action litigation and contained provisions that the settlement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing of any kind by us or any defendant. The settlement sum was reimbursed entirely by applicable directors’ and officers’ liability insurance. In addition, two shareholder derivative actions were filed, purportedly on behalf of the Company, one in the Western District of Texas and one in the Delaware Court of Chancery, in each case asserting breach of duty and other claims against certain of our current and former officers and directors in connection with the Cyber Incident. On October 13, 2022, the Delaware Court of Chancery entered an order dismissing the case in that court with prejudice, and on May 17, 2023, the Supreme Court of the State of Delaware entered an order affirming the Delaware Court of Chancery’s judgment. On July 12, 2023, the United States District Court for the Western District of Texas entered a final judgment dismissing the case in that court without prejudice.
In addition, we have been subject to several investigations and inquiries by U.S. regulatory authorities related to the Cyber Incident, including from the Department of Justice and the SEC, although currently the only active matter relates to the SEC litigation. On October 30, 2023, the SEC filed a civil complaint, or the SEC Complaint, in the United States District Court for the Southern District of New York naming us and our Chief Information Security Officer, or CISO, as defendants. The SEC Complaint alleges violations of the Exchange Act and the Securities Act

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

relating to our cybersecurity disclosures and public statements, as well as our internal controls and disclosure controls and procedures. The SEC Complaint seeks permanent injunctions against the Company and our CISO, disgorgement of profits, civil penalties and a permanent officer-and-director bar against our CISO. We accrued an immaterial loss contingency related to the SEC investigation during the year ended December 31, 2023. We maintain that our disclosures, public statements, controls and procedures were appropriate, and intend to continue to vigorously defend ourselves. We have incurred, and expect to continue to incur, costs and other expenses in connection with this matter, and the ultimate results of the action initiated by the SEC Complaint are unknown at this time. The Company will continue to evaluate information as it becomes known and will adjust our estimate for losses or will record additional losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Losses associated with any adverse judgments, settlements, penalties or other resolutions of the SEC Complaint could be material to our business, results of operations, financial condition or cash flows in future periods.
Additional lawsuits and claims related to the Cyber Incident may be asserted by or on behalf of customers, stockholders or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage which renews annually. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers which renews annually. As of December 31, 2023, all proceeds from our cybersecurity insurance and our directors and officers liability insurance relating to the losses incurred as a result of the Cyber Incident have been received. As of December 31, 2022, we had a loss recovery asset of $30.2 million for insurance proceeds deemed probable of recovery which was included in prepaid and other current assets in our consolidated balance sheet for such period.
Indemnification
In connection with the Separation, we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our consolidated financial statements as of December 31, 2023.
Purchase Commitments
We have entered into non-cancellable minimum or fixed purchase commitments for third-party cloud infrastructure platform and hosting services.
The expected payments for our minimum purchase commitments at December 31, 2023 were as follows:

(in thousands)
2024	$25,268
2025	32,500
2026	34,500
2027	4,500
Total purchase commitments	$96,768
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
We based revenue by geography on the shipping address of each customer. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. The following tables set forth revenue and net long-lived assets by geographic area:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue
United States, country of domicile	$494,971	$472,834	$469,791
International	263,769	246,533	248,841
Total revenue	$758,740	$719,367	$718,632

	December 31,
	2023	2022

	(in thousands)
Long-lived assets, net
United States, country of domicile	$12,743	$19,174
Philippines	2,419	3,508
All other international	4,507	3,952
Total long-lived assets, net	$19,669	$26,634

SOLARWINDS CORPORATION
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions (Charge / (Credited) to Expense)	Deductions (Write-offs, net of Recoveries)	Ending Balance

	(in thousands)
Allowance for credit losses, customers and other:
Year ended December 31, 2021	$1,985	$23	$1,532	$476
Year ended December 31, 2022	476	951	254	1,173
Year ended December 31, 2023	1,173	(389)	41	743

Tax valuation allowances:
Year ended December 31, 2021	$14,481	$—	$2,545	$11,936
Year ended December 31, 2022	11,936	35,869	—	47,805
Year ended December 31, 2023	47,805	30,284	—	78,089

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our independent registered public accounting firm, which has audited our consolidated financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, and issued an audit report on our internal controls over financial reporting, which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is omitted from this report. We intend to include such information in our definitive proxy statement ("Proxy Statement") related to our 2024 annual meeting of stockholders pursuant to Regulation 14A under the Exchange Act, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements.
The following financial statements are included as Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules.
The following financial statement schedule is included as Part II, Item 8 of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of SolarWinds Corporation filed as part of this Report:

•	Schedule II—Valuation and Qualifying Accounts
Schedules other than that listed above have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.
3.Exhibits.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of May 8, 2016, among Project Lake Holdings, Ltd., SolarWinds Holdings, Inc., LOGICnow Holding S.à r.l., and LOGICnow Holdings Ltd.	S-1	333-227479	2.1	9/21/2018
2.2	Separation and Distribution Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	2.1	7/20/2021
3.1	Third Amended and Restated Certificate of Incorporation as currently in effect	10-Q	001-38711	3.1	11/27/2018
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38711	3.1	7/26/2021
3.3	Amended and Restated Bylaws as currently in effect	10-Q	001-38711	3.2	11/27/2018
4.1	Amended and Restated Stockholders' Agreement, dated October 18, 2018, by and among the Company and the stockholders' named therein	10-Q	001-38711	4.1	11/27/2018
4.1.1	First Amendment to Amended and Restated Stockholders' Agreement among the Company and the stockholders named therein, dated November 18, 2021	8-K	001-38711	10.1	11/19/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.2	Registration Rights Agreement, dated as of February 5, 2016, by and among the registrant and certain stockholders named therein	S-1	333-227479	4.3	9/21/2018
4.3	Description of Registrant's Securities Registered under Section 12 of the Exchange Act	10-K	001-38711	4.3	2/25/2022
10.1	First Lien Credit Agreement, dated as of February 5, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Goldman Sachs Lending Partners LLC, as documentation agent	S-1	333-227479	10.1	9/21/2018
10.1.1	Amendment No. 1 to First Lien Credit Agreement, dated as of May 27, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.1	9/21/2018
10.1.2	Amendment No. 2 to First Lien Credit Agreement, dated as of August 18, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.2	9/21/2018
10.1.3	Amendment No. 3 to First Lien Credit Agreement, dated as of February 21, 2017, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.3	9/21/2018
10.1.4	Amendment No. 4 to First Lien Credit Agreement, dated as of March 15, 2018, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.4	9/21/2018
10.1.5	Amendment No. 5 to First Lien Credit Agreement, dated as of July 27, 2021, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	8-K	001-38711	10.1	7/30/2021
10.1.6	Amendment No. 6 to First Lien Credit Agreement, dated as of November 23, 2022, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	8-K	001-38711	10.1	11/28/2022

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3	Management Fee Agreement, dated as of February 5, 2016, among the registrant, SolarWinds Intermediate Holdings II, Inc., SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc., SolarWinds MSP Holdings Limited, SolarWinds International Holdings, Ltd., SolarWinds, Inc., Silver Lake Management Company IV, L.L.C., Thoma Bravo, LLC and Thoma Bravo Partners XI, L.P.	S-1	333-227479	10.3	9/21/2018
10.4	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	S-1	333-227479	10.4	9/21/2018
10.5#	SolarWinds Corporation Equity Plan, dated as of June 24, 2016, and forms of agreement thereunder	S-1	333-227479	10.5	9/21/2018
10.6#	SolarWinds Corporation 2018 Equity Incentive Plan and forms of agreements thereunder	10-Q	001-38711	10.1	11/27/2018
10.7#	SolarWinds Corporation 2018 Employee Stock Purchase Plan	10-K	001-38711	10.7	2/25/2019
10.8#	Form of SolarWinds Corporation Bonus Plan	S-1	333-227479	10.8	9/21/2018
10.9#	Amended and Restated Employment Agreement, dated as of April 27, 2016, between SolarWinds Worldwide, LLC and J. Barton Kalsu	S-1	333-227479	10.10	9/21/2018
10.10#	Employment Agreement, dated as of September 15, 2015, between SolarWinds Worldwide, LLC and Jason Bliss	10-Q	001-38711	10.1	5/8/2020
10.10.1#	Amendment to Employment Agreement, dated April 27, 2016, between SolarWinds Worldwide, LLC and Jason Bliss	10-Q	001-38711	10.2	5/8/2020
10.11#	Employment Agreement, dated as of December 7, 2020, between SolarWinds Corporation and Sudhakar Ramakrishna.	8-K	001-38711	10.1	12/9/2020
10.11.1#	Amendment to Employment Agreement, dated as of January 4, 2021, between SolarWinds Corporation and Sudhakar Ramakrishna	8-K	001-38711	10.1	1/6/2021
10.11.2#	Second Amendment to Employment Agreement, dated March 9, 2021, between SolarWinds Corporation and Sudhakar Ramakrishna	8-K	001-38711	10.1	3/11/2021
10.12#	Employment Agreement, dated as of March 4, 2021, between SolarWinds Worldwide, LLC and Rohini Kasturi	10-K	001-38711	10.12	2/22/2023
10.13#	Contractor Agreement, effective as of November 15, 2023, between Rohini Kasturi and SolarWinds Worldwide, LLC	8-K	001-38711	10.1	8/30/2023
10.14#	Employment Agreement, dated as of February 15, 2022, between SolarWinds Worldwide, LLC and Andrea Webb	10-K	001-38711	10.13	2/22/2023
10.15	Transition Services Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.1	7/20/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16	Tax Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.2	7/20/2021
10.17	Employee Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.3	7/20/2021
10.18	Intellectual Property Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.4	7/20/2021
10.19	Trademark License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.5	7/20/2021
10.20	Software Cross-License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.6	7/20/2021
21.1*	List of subsidiaries of the registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	SolarWinds Corporation Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document (formatted as Inline XBRL)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing

ITEM 16. FORM 10–K SUMMARY
None.

SOLARWINDS CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	February 16, 2024	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sudhakar Ramakrishna	President and Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2024
Sudhakar Ramakrishna

/s/ J. Barton Kalsu	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2024
J. Barton Kalsu

/s/ Cathleen Benko	Director	February 16, 2024
Cathleen Benko

/s/ William Bock	Director	February 16, 2024
William Bock

/s/ Kenneth Y. Hao	Director	February 16, 2024
Kenneth Y. Hao

/s/ Dennis Howard	Director	February 16, 2024
Dennis Howard

/s/ Catherine Kinney	Director	February 16, 2024
Catherine Kinney

/s/ Doug Smith	Director	February 16, 2024
Doug Smith

/s/ Easwaran Sundaram	Director	February 16, 2024
Easwaran Sundaram

/s/ Michael Widmann	Director	February 16, 2024
Michael Widmann