Form 10-Q
period 2024-03-31
SolarWinds Corp
filed 2024-05-03
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On April 30, 2024, 168,191,919 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS CORPORATION

Safe Harbor Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “aim,” “anticipate,” “believe,” “continue,” “expect,” “feel,” “intend,” “estimate,” “seek,” “plan,” “may,” “can,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•risks related to the Cyber Incident, including with respect to (1) litigation and investigation risks related to the Cyber Incident, including as a result of the pending civil complaint filed by the Securities and Exchange Commission against us and our Chief Information Security Officer, including that we may incur significant costs in defending ourselves and may be unsuccessful in doing so, resulting in exposure to potential penalties, judgements, fines, settlement-related costs and other costs and liabilities related thereto, (2) numerous financial, legal, reputational and other risks to us related to the Cyber Incident, including risks that the incident, SolarWinds’ response thereto or litigation related to the Cyber Incident may result in the loss of business as a result of termination or non-renewal of agreements, or reduced purchases or upgrades of our products, reputational damage adversely affecting customer, partner, and vendor relationships and investor confidence, increased attrition of personnel and distraction of key and other personnel, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and the incurrence of other liabilities and risks related to the impact of any such costs and liabilities, and (3) the possibility that our steps to secure our internal environment, improve our product development environment, and ensure the security and integrity of the software that we deliver to our customers may not be successful or sufficient to protect against future threat actors or attacks, or be perceived by existing and prospective customers as sufficient to address the harm caused by the Cyber Incident;
•other risks related to cyber security, including that we may experience other security incidents or have vulnerabilities in our systems and services exploited, whether through the actions or inactions of our employees, our customers, insider threats or otherwise, which may result in compromises or breaches of our and our customers’ systems or, theft or misappropriation of our and our customers’ confidential, proprietary or personal information, as well as exposure to legal and other liabilities, including the related risk of higher customer, employee and partner attrition and the loss of key personnel, as well as negative impacts to our sales, renewals and upgrades;
•risks related to the evolving breadth of our sales motion and challenges, investments and additional costs associated with increased selling efforts toward enterprise customers and adopting a subscription-first approach;
•risks relating to increased investments in, and the timing and success of, our transformation from monitoring to observability;
•risks related to any shifts in our revenue mix and the timing of how we recognize revenue as we transition to a subscription-first model;
•risks related to using artificial intelligence (AI) in our business and our solutions, including risks related to evolving regulation of AI, machine learning and the receipt, collection, storage, processing and transfer of data as well as the threat of cyberattacks created through AI or leveraging AI;
•potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;
•any of the following factors either generally or as a result of the impacts of global macroeconomic conditions, including the wars in Israel and Ukraine, geopolitical tensions involving China, disruptions in the global supply chain and energy markets, inflation, uncertainty over liquidity concerns in the broader financial services industry, foreign currency exchange rates, and the effects of the global COVID pandemic or other public health crisis on the global economy, or on our business operations and financial condition, or on the business operations and financial conditions of our customers, their end-customers, and our prospective customers:
◦reductions in information technology spending or delays in purchasing decisions by our customers, their end-customers and our prospective customers;

◦the inability to sell products to new customers or to sell additional products or upgrades to our existing customers or to convert our maintenance customers to subscription products;
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
•the possibility that our operating income could fluctuate and may decline as percentage of revenue as we make further expenditures to expand our infrastructure, product offerings and sales motion in order to support additional growth in our business;
•our ability to compete effectively in the markets we serve and the risks of increased competition as we enter new markets;
•our ability to attract, retain and motivate employees;
•any violation of legal and regulatory requirements or any misconduct by our employees or partners;
•risks associated with increased efforts and costs to comply with ongoing changes in applicable laws and regulations;
•our inability to successfully identify, complete and integrate acquisitions and manage our growth effectively;
•risks associated with our status as a controlled company; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$304,431	$284,695
Short-term investments	8,382	4,477
Accounts receivable, net of allowances of $776 and $743 as of March 31, 2024 and December 31, 2023, respectively	102,752	103,455
Income tax receivable	603	459
Prepaid and other current assets	26,451	28,241
Total current assets	442,619	421,327
Property and equipment, net	18,641	19,669
Operating lease assets	39,848	43,776
Deferred taxes	133,288	133,224
Goodwill	2,384,077	2,397,545
Intangible assets, net	168,624	183,688
Other assets, net	51,567	51,686
Total assets	$3,238,664	$3,250,915
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,541	$9,701
Accrued liabilities and other	40,516	56,643
Current operating lease liabilities	14,762	14,925
Accrued interest payable	1,182	942
Dividends payable	168,162	—
Income taxes payable	38,038	29,240
Current portion of deferred revenue	344,292	344,907
Current debt obligation	9,267	12,450
Total current liabilities	625,760	468,808
Long-term liabilities:
Deferred revenue, net of current portion	41,920	42,070
Non-current deferred taxes	1,904	1,933
Non-current operating lease liabilities	46,366	49,848
Other long-term liabilities	41,795	55,278
Long-term debt, net of current portion	1,195,800	1,190,934
Total liabilities	1,953,545	1,808,871
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 168,161,987 and 166,637,506 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	168	167
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,532,169	2,688,854
Accumulated other comprehensive loss	(43,903)	(28,103)
Accumulated deficit	(1,203,315)	(1,218,874)
Total stockholders’ equity	1,285,119	1,442,044
Total liabilities and stockholders’ equity	$3,238,664	$3,250,915
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription	$68,757	$54,357
Maintenance	111,720	114,478
Total recurring revenue	180,477	168,835
License	12,834	17,141
Total revenue	193,311	185,976
Cost of revenue:
Cost of recurring revenue	18,172	18,394
Amortization of acquired technologies	2,664	3,436
Total cost of revenue	20,836	21,830
Gross profit	172,475	164,146
Operating expenses:
Sales and marketing	54,921	65,916
Research and development	27,828	23,791
General and administrative	31,308	25,601
Amortization of acquired intangibles	11,519	13,005
Total operating expenses	125,576	128,313
Operating income	46,899	35,833
Other income (expense):
Interest expense, net	(26,830)	(28,581)
Other income (expense), net	51	(89)
Total other expense	(26,779)	(28,670)
Income before income taxes	20,120	7,163
Income tax expense	4,561	12,784
Net income (loss)	$15,559	$(5,621)
Net income (loss) available to common stockholders	$15,559	$(5,621)
Net income (loss) available to common stockholders per share:
Basic income (loss) per share	$0.09	$(0.03)
Diluted income (loss) per share	$0.09	$(0.03)
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic income (loss) per share	167,419	162,773
Shares used in computation of diluted income (loss) per share	171,169	162,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$15,559	$(5,621)
Other comprehensive income (loss):
Foreign currency translation adjustment	(15,800)	10,383
Unrealized gains on investments, net of income tax expense of $— and $21 for the three months ended March 31, 2024 and 2023, respectively	—	83
Other comprehensive income (loss)	(15,800)	10,466
Comprehensive income (loss)	$(241)	$4,845
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	166,638	$167	$2,688,854	$(28,103)	$(1,218,874)	$1,442,044
Foreign currency translation adjustment	—	—	—	(15,800)	—	(15,800)
Net income	—	—	—	—	15,559	15,559
Comprehensive loss						(241)
Exercise of stock options	2	—	8	—	—	8
Restricted stock units issued, net of shares withheld for taxes	1,354	1	(8,290)	—	—	(8,289)
Issuance of stock under employee stock purchase plan	168	—	1,594	—	—	1,594
Special dividend declared ($1.00 per share)	—	—	(168,162)	—	—	(168,162)
Stock-based compensation	—	—	18,165	—	—	18,165
Balance at March 31, 2024	168,162	$168	$2,532,169	$(43,903)	$(1,203,315)	$1,285,119

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	161,929	$162	$2,627,370	$(48,114)	$(1,209,765)	$1,369,653
Foreign currency translation adjustment	—	—	—	10,383	—	10,383
Unrealized gain on investments, net of taxes	—	—	—	83	—	83
Net loss	—	—	—	—	(5,621)	(5,621)
Comprehensive income						4,845
Exercise of stock options	6	—	8	—	—	8
Restricted stock units issued, net of shares withheld for taxes	1,531	2	(6,993)	—	—	(6,991)
Issuance of stock	3	—	18	—	—	18
Issuance of stock under employee stock purchase plan	198	—	1,711	—	—	1,711
Stock-based compensation	—	—	16,556	—	—	16,556
Balance at March 31, 2023	163,667	$164	$2,638,670	$(37,648)	$(1,215,386)	$1,385,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$15,559	$(5,621)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,277	22,018
Provision for losses on accounts receivable	62	594
Stock-based compensation expense	17,881	16,234
Amortization of debt issuance costs	2,657	2,666
Deferred taxes	(3,043)	1,906
(Gain) loss on foreign currency exchange rates	(230)	184
Lease impairment charges	1,381	5,754
Other non-cash expenses (benefit)	(36)	166
Changes in operating assets and liabilities:
Accounts receivable	(327)	(7,930)
Income taxes receivable	(155)	(312)
Prepaid and other assets	2,315	(6,339)
Accounts payable	(139)	(5,205)
Accrued liabilities and other	(16,823)	(33,587)
Accrued interest payable	240	(273)
Income taxes payable	(4,690)	3,485
Deferred revenue	2,345	7,059
Net cash provided by operating activities	36,274	799
Cash flows from investing activities
Purchases of investments	(8,311)	—
Maturities of investments	4,500	15,035
Purchases of property and equipment	(1,411)	(342)
Capitalized software development costs	(3,310)	(3,087)
Purchases of intangible assets	(54)	(51)
Other investing activities	—	564
Net cash provided by (used in) investing activities	(8,586)	12,119
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,594	1,711
Repurchase of common stock	(8,289)	(6,991)
Exercise of stock options	8	8
Payment of debt issuance costs	(1,036)	—
Net cash used in financing activities	(7,723)	(5,272)
Effect of exchange rate changes on cash and cash equivalents	(229)	(204)
Net increase in cash and cash equivalents	19,736	7,442
Cash and cash equivalents
Beginning of period	284,695	121,738
End of period	$304,431	$129,180

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$27,083	$26,740
Cash paid for income taxes	$11,144	$6,566

Non-cash investing and financing transactions
Stock-based compensation included in capitalized software development costs	$284	$322
Dividends declared but not paid	$168,162	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
SolarWinds Corporation, a Delaware corporation, and its subsidiaries (“Company,” “we,” “us” and “our”) is a leading provider of simple, powerful and secure observability and information technology, or IT, management software. Our solutions are designed to give organizations worldwide, regardless of type, size or complexity, with a comprehensive and unified view of today’s modern, distributed and hybrid network environments. Our business is focused on building products to enable technology professionals and leaders to securely monitor and manage the performance of their IT environments, whether they be on-premises, in the cloud or in hybrid deployments. Our approach has enabled us to serve the entire IT market and our customers include network and systems engineers, database administrators, storage administrators, DevOps, SecOps and service desk professionals. We sell our products for use in organizations across industries ranging in size from very small businesses to large enterprises.
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
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
Special Cash Dividend
On March 15, 2024, our Board of Directors declared a special cash dividend of $1.00 per share of common stock issued and outstanding as of April 3, 2024. The dividend payable of $168.2 million is recorded on our condensed consolidated balance sheet as of March 31, 2024 and was paid on April 15, 2024.
Reclassifications
Certain reclassifications have been made to the prior period condensed consolidated statements of cash flows to conform to the current period presentation. These reclassifications did not impact previously reported net income (loss), total assets or net operating, investing or financing cash flows.
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
See Note 5. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis. The carrying amounts reported in our condensed consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2023	$(28,103)	$(28,103)
Other comprehensive loss before reclassification	(15,800)	(15,800)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive loss	(15,800)	(15,800)
Balance at March 31, 2024	$(43,903)	$(43,903)

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue
The following summarizes the revenue we recognized at a point in time and over time:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Revenue recognized at a point in time	$43,629	$37,991
Revenue recognized over time	149,682	147,985
Total revenue recognized	$193,311	$185,976
Deferred Revenue
Details of our total deferred revenue balance are as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2023	$386,977
Deferred revenue recognized	(132,594)
Additional amounts deferred	131,829
Balance at March 31, 2024	$386,212
We expect to recognize revenue related to these remaining performance obligations as of March 31, 2024 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$386,212	$344,292	$40,946	$974
Deferred Commissions
Details of our deferred commissions balance are as follows:

		Deferred Commissions
		(in thousands)
Balance at December 31, 2023		$23,563
Commissions capitalized		2,169
Amortization recognized		(2,284)
Balance at March 31, 2024		$23,448

	March 31,	December 31,
	2024	2023

	(in thousands)
Classified as:
Current	$8,024	$7,926
Non-current	15,424	15,637
Total deferred commissions	$23,448	$23,563

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription offerings as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Amortization of acquired license technologies	$923	$922
Amortization of acquired subscription technologies	1,741	2,514
Total amortization of acquired technologies	$2,664	$3,436
3. Investments
The following table summarizes our short-term investments:

	March 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$6,966	$—	$—	$6,966
Commercial paper	1,416	—	—	1,416
Total short-term investments	$8,382	$—	$—	$8,382

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$3,979	$1	$—	$3,980
Commercial paper	497	—	—	497
Total short-term investments	$4,476	$1	$—	$4,477
The following table summarizes the contractual underlying maturities of our available-for-sale securities:

	March 31, 2024
	Cost	Fair Value

	(in thousands)
Due in one year or less	$8,382	$8,382

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Goodwill
The following table reflects the changes in goodwill for the three months ended March 31, 2024:

(in thousands)
Balance at December 31, 2023	$2,397,545
Foreign currency translation	(13,468)
Balance at March 31, 2024	$2,384,077
Accumulated goodwill impairment on our condensed consolidated balance sheet was $894.0 million and $897.2 million as of March 31, 2024 and December 31, 2023, respectively, and is impacted by changes in foreign currency exchange rates.
5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of March 31, 2024 and December 31, 2023. There have been no transfers between fair value measurement levels during the three months ended March 31, 2024.

	Fair Value Measurements at March 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$215,718	$—	$—	$215,718
U.S. Treasury securities	—	997	—	997
Commercial paper	—	29,047	—	29,047
Total cash equivalents	215,718	30,044	—	245,762
Short-term investments:
U.S. Treasury securities	—	6,966	—	6,966
Commercial paper	—	1,416	—	1,416
Total short-term investments	—	8,382	—	8,382
Total assets	$215,718	$38,426	$—	$254,144

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$195,017	$—	$—	$195,017
U.S. Treasury securities	—	1,987	—	1,987
Commercial paper	—	31,586	—	31,586
Total cash equivalents	195,017	33,573	—	228,590
Short-term investments:
U.S. Treasury securities	—	3,980	—	3,980
Commercial paper	—	497	—	497
Total short-term investments	—	4,477	—	4,477
Total assets	$195,017	$38,050	$—	$233,067
As of March 31, 2024 and December 31, 2023, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 6. Debt for additional information regarding our debt.
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
6. Debt
The following table summarizes information relating to our debt:

	March 31,		December 31,
	2024		2023
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2027	1,235,662	8.58%	1,235,662	9.11%
Total principal amount	1,235,662		1,235,662
Unamortized discount and debt issuance costs	(30,595)		(32,278)
Total debt	1,205,067		1,203,384
Less: Current portion of long-term debt	(9,267)		(12,450)
Total long-term debt	$1,195,800		$1,190,934
Senior Secured First Lien Credit Facilities
In connection with the February 2016 take private transaction, we entered into a first lien credit agreement with a syndicate of institutional lenders and financial institutions (the "Credit Agreement").
In January 2024, we entered into Amendment No. 7 to the Credit Agreement to, among other things, (i) refinance the first lien term loans, (ii) decrease the applicable margin for the existing first lien term loans with respect to secured overnight financing rate (“SOFR”) borrowings and (iii) remove the first lien net leverage ratio component of determining the applicable margin. As a result of the refinancing, the required quarterly principal payments were deferred until the third quarter of 2024.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Credit Agreement, as amended, consisted of the following as of March 31, 2024:
•a $1.236 billion U.S. dollar term loan, or First Lien Term Loan, with a final maturity date of February 5, 2027; and
•a $130.0 million revolving credit facility (with a letter of credit sub-facility in the amount of $35.0 million), or the Revolving Credit Facility, consisting of (i) a $112.5 million multicurrency tranche and (ii) a $17.5 million tranche available only in U.S. dollars, with a final maturity of the earlier of: November 23, 2027 or, in the event that there are more than $150.0 million of the First Lien Term Loan outstanding on the 91st day prior to maturity date of the first lien term loans, the 91st day prior to the maturity date of the First Lien Term Loan.
Borrowings under our Revolving Credit Facility bear interest at a floating rate which is, at our option, either (1) a SOFR rate for a specified interest period plus an applicable margin of 2.25% or (2) a base rate plus an applicable margin of 1.25%, respectively. The SOFR rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%.
Borrowings under our First Lien Term Loan bear interest at a floating rate which is, at our option, either (1) a SOFR rate for a specified interest period plus an applicable margin of 3.25% or (2) a base rate plus an applicable margin of 2.25%. The SOFR rate applicable to the First Lien Term Loan is subject to a “floor” of 0.0%.
The base rate for any day is a fluctuating rate per annum equal to the highest of (a) the rate of interest in effect for such day as publicly announced by the administrative agent, JPMorgan Chase, as its “prime rate” and (b) the federal funds effective rate in effect on such day plus 0.50% and (c) the one-month SOFR rate plus 1.0% per annum.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the amended principal amount.
In addition to paying interest on loans outstanding under the Revolving Credit Facility and the First Lien Term Loan, we are required to pay a commitment fee of 0.375% per annum of unused commitments under the Revolving Credit Facility.
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of March 31, 2024, we were in compliance with all covenants of the Credit Agreement.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted income (loss) per share follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Basic income (loss) per share
Numerator:
Net income (loss)	$15,559	$(5,621)
Earnings allocated to unvested restricted stock(1)	—	—
Net income (loss) available to common stockholders	$15,559	$(5,621)
Denominator:
Weighted-average shares used in computing basic income (loss) per share	167,419	162,773

Diluted income (loss) per share
Numerator:
Net income (loss) available to common stockholders	$15,559	$(5,621)
Denominator:
Weighted-average shares used in computing basic income (loss) per share	167,419	162,773
Add dilutive impact of employee equity plans	3,750	—
Weighted-average shares used in computing diluted income (loss) per share	171,169	162,773
______
(1)There was no unvested restricted stock outstanding during the three months ended March 31, 2024.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or the performance condition had not been met at the end of the period:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Total anti-dilutive shares	2,574	12,699
The calculation of diluted income (loss) per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options or proceeds from the employee stock purchase plan.
8. Income Taxes
We compute our interim provision for income taxes by applying the estimated annual effective tax rate to year-to-date income before income tax and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including changes in our domestic and foreign earnings, changes to our valuation allowances, material discrete tax items, and the effects of tax law changes.
For the three months ended March 31, 2024 and 2023, we recorded income tax expense of $4.6 million and $12.8 million, respectively, resulting in an effective tax rate of 22.7% and 178.5%, respectively. The decrease in the effective tax rates for the three months ended March 31, 2024 compared to the same period in 2023 was primarily a result of the impact of valuation allowances recorded during the periods, changes in our reserves for uncertain tax positions and an increase in our income before income taxes, specifically foreign income, which reduces the estimated annual effective tax rate for the current period.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2024, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.5 million.
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
Expenses Incurred
Expenses incurred as a result of the Cyber Incident for the three months ended March 31, 2024 and 2023 are presented net of insurance proceeds and recorded within general and administrative expense in our condensed consolidated statements of operations. Expenses include costs of lawsuits and investigations related thereto, including legal and other professional services, which are expensed as incurred.
We recorded pre-tax expenses (proceeds) related to the Cyber Incident as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Gross expenses related to the Cyber Incident	$3,005	$2,028
Less: proceeds received or expected to be received under our insurance coverage	—	(9,798)
Total net expenses (proceeds) related to the Cyber Incident	$3,005	$(7,770)
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Indemnification
In connection with the separation and distribution of our managed service provider ("N-able") business into a newly created and separately traded public company, N-able, Inc. (the "Separation"), we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements as of March 31, 2024.
Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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
Impacts of Macroeconomic Conditions
As a global company, we are subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the wars in Israel and Ukraine, rising escalations in the Middle East, geopolitical tensions involving China, market conditions related to inflation, fluctuating foreign currency exchange rates, changes in interest rates, uncertainty over liquidity concerns in the broader financial services industry, supply chain and energy markets disruption issues and the effects of the COVID pandemic. As a result of these macroeconomic conditions, certain of our customers have, and others may, defer renewals or cancel subscriptions which has had, and could in the future have, a negative impact on our revenue. We have suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. In addition, although we have research and development operations in Israel, we do not expect the ongoing war to have a material impact on our operations or our financial results given the limited nature of these operations. In addition, our borrowings outstanding under our credit agreement currently bear interest at variable rates and may continue to fluctuate as a result of changes in interest rates. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events could continue to negatively impact our results of operation. See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the “Cyber Incident.” We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident. Expenses incurred related to the Cyber Incident include costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services, which were expensed as incurred, as well as estimated loss contingencies. We expect to continue to incur additional legal and other professional services costs and expenses associated with the Cyber Incident in future periods as we defend ourselves in litigation with the SEC, and such costs and expenses could be material. We have exhausted our insurance coverage under our applicable insurance policies and will therefore be required to pay for such costs without reimbursement. We expect to recognize these expenses as services are received. See Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information related to the legal proceedings and governmental investigations related to the Cyber Incident.
In addition, as part of our “Secure by Design” initiative, we continue to work with industry experts to implement enhanced security practices designed to further strengthen and protect our products and environment against these and other types of attacks in the future. Our “Secure by Design” initiatives continue to be included in our ongoing research and development expense, as well as general and administrative expense.
First Quarter Highlights
Below are our key business highlights for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
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

	As of March 31,		Year-over-Year Growth
	2024	2023

	(in thousands, except percentages)
Subscription ARR(1)	$251,327	$185,178	35.7%
Total ARR(2)	695,331	648,000	7.3
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
Customers
Our sales and marketing approach allows us to both sell to a broad group of potential customers and close large transactions with significant customers. As of March 31, 2024, we had over 300,000 customers. Additionally, we had 1,021 and 879 customers with Total ARR greater than $100,000 as of March 31, 2024 and 2023, respectively. We use this metric to measure our progress toward developing and expanding our relationships with new and existing customers as Total ARR provides an indicator of the performance of our recurring business as we continue our transition to a subscription model.
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
•Amortization of Acquired Technologies. Amortization of acquired technologies consists of amortization related to capitalized costs of technologies acquired.
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of March 31, 2024 was 2,077, as compared to 2,160 as of March 31, 2023. During 2023, as part of our ongoing efforts to improve our operating margins, we completed certain restructuring activities, resulting in lease impairment charges and other costs incurred in connection with the exiting of certain leased facilities and other contracts, as well as costs related to headcount reductions.
While we are focused on disciplined expense management, we expect our operating expenses to increase in absolute dollars as we make long-term investments in our business, including continued product development, increasing our selling efforts toward enterprise customers and expanding our routes to market. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any further decisions to increase our investment in our business or any future acquisitions. Our stock-based compensation expense has increased due to equity awards granted to our employees and directors, and we intend to continue to grant equity awards which may result in additional stock-based compensation expense in future periods.
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing and maintenance renewal and subscription retention teams. Sales and marketing expenses also includes the cost of digital marketing programs such as paid search, search engine optimization and management, website maintenance and design and costs related to our channel marketing programs. As part of our ongoing efforts to improve our operating margins, we have and expect to continue to invest selectively in our marketing programs as we look to optimize our sales and marketing productivity and expand our routes to market. We have made investments to increase our sales and marketing operations internationally and expect continued focus on our international sales and global brand awareness.
•Research and Development. Research and development expenses primarily consist of related personnel costs for our product development employees and executives and, to a lesser extent, contractor fees. We expect to continue to grow our research and development organization, particularly internationally. In addition, beginning in the first quarter of 2024, we amended the categorization of certain expenses to conform to internal department structure changes, and now include costs related to our product management organization within research and development expense instead of sales and marketing expense. We capitalize certain research and development costs related to developing new functionality for our solutions that are hosted and accessed by our customers on a subscription basis, which may cause our research and development expense to fluctuate from period to period.
•General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, general restructuring costs, certain Cyber Incident costs, professional fees, certain non-cash impairment charges and other general corporate expenses. The Cyber Incident has resulted in increased general and administrative expenses which we expect to continue, although such expenses may continue to fluctuate from period to period depending on the timing of related activities.
•Amortization of Acquired Intangibles. We amortize to operating expenses the capitalized costs of intangible assets acquired in connection with our acquisitions.
Interest Expense, Net
Interest expense, net consists of interest paid and accrued on our debt and amortization of debt discount and issuance costs, offset by interest income earned on our cash and cash equivalents. Since the borrowings outstanding under our credit agreement currently bear interest at variable rates, we expect our interest expense to fluctuate as a result of changes in interest rates.

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
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$68,757	35.6%	$54,357	29.2%	$14,400
Maintenance	111,720	57.8	114,478	61.6	(2,758)
Total recurring revenue	180,477	93.4	168,835	90.8	11,642
License	12,834	6.6	17,141	9.2	(4,307)
Total revenue	$193,311	100.0%	$185,976	100.0%	$7,335
Total revenue increased $7.3 million, or 3.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in subscription revenue partially offset by decreases in license and maintenance revenue as we continue to transition to a subscription model. Revenue from North America was approximately 70% of total revenue for both the three months ended March 31, 2024 and 2023. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $14.4 million, or 26.5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increased sales of our time-based subscription offerings resulting from existing customers transitioning to our subscription pricing model and new customers purchasing our subscription solutions, including our SolarWinds Hybrid Cloud Observability solution. The increase in subscription revenue was partially offset by a $0.7 million decrease in sales of multi-year time-based arrangements during the period. Our subscription revenue increased as a percentage of our total revenue for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Our net retention rate for our subscription products was as follows:

	Trailing Twelve Months Ended March 31,
	2024	2023

Net retention rate(1)	97%	97%
_______
(1)Beginning in the fourth quarter of 2023, we define net retention rate as the current period Subscription ARR for customers that had Subscription ARR one year ago, divided by their prior year Subscription ARR. We use this metric to measure our success in retaining and growing revenue from existing customers. Current period Subscription ARR includes expansion and is net of any downgrades or churn over the last 12 months. Prior period Subscription ARR includes all Subscription ARR in the prior year ending balance. The net retention rate for the prior year has been recalculated to conform to the current calculation method.

Maintenance Revenue. Maintenance revenue decreased $2.8 million, or 2.4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the impact of conversions of customers to subscription-based products, partially offset by the impact of increased maintenance renewal rates.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended March 31,
	2024	2023

Maintenance renewal rate(1)	97%	93%
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
License Revenue
License revenue decreased $4.3 million, or 25.1%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Hybrid Cloud Observability solution and other products that have historically been sold only as perpetual licenses. We expect license revenue to continue to decline as customers transition to our subscription offerings.
Cost of Revenue

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$18,172	9.4%	$18,394	9.9%	$(222)
Amortization of acquired technologies	2,664	1.4	3,436	1.8	(772)
Total cost of revenue	$20,836	10.8%	$21,830	11.7%	$(994)
Total cost of revenue decreased $1.0 million, or 4.6%, primarily due to a $0.8 million decrease in amortization expense due to certain intangible assets being fully amortized and a $0.2 million decrease in cost of recurring revenue. The decrease in cost of recurring revenue was primarily due to decreases in restructuring costs, public cloud infrastructure and hosting fees related to our subscription offerings and personnel costs of $0.8 million. These decreases were partially offset by an increase in amortization of capitalized software development costs of $0.7 million.

Operating Expenses

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$54,921	28.4%	$65,916	35.4%	$(10,995)
Research and development	27,828	14.4	23,791	12.8	4,037
General and administrative	31,308	16.2	25,601	13.8	5,707
Amortization of acquired intangibles	11,519	6.0	13,005	7.0	(1,486)
Total operating expenses	$125,576	65.0%	$128,313	69.0%	$(2,737)
Sales and Marketing. Sales and marketing expenses decreased $11.0 million, or 16.7%, primarily due to decreases in marketing program costs of $3.9 million, restructuring costs primarily related to severance expense of $1.7 million, professional fees and travel costs of $1.2 million and personnel costs of $0.7 million. In addition, sales and marketing expense decreased $3.5 million as a result of departmental structure changes for our product management organization which involved moving their expenses from sales and marketing to research and development beginning in 2024. Expenses associated with our product management organization were relatively flat throughout the prior year.
Research and Development. Research and development expenses increased $4.0 million, or 17.0%, primarily due to a $3.5 million increase resulting from departmental structure changes related to our product management organization. In addition, hosting fees related to the development of our offerings increased $1.2 million and contract services increased $0.4 million. These increases were partially offset by a decrease in personnel costs of $1.2 million.
General and Administrative. General and administrative expenses increased $5.7 million, or 22.3%, primarily due to a $10.8 million increase in Cyber Incident costs. Cyber Incident costs are reported net of insurance recovery proceeds and the increase during the current period reflects a $9.8 million decrease in such proceeds as compared to the prior period. In addition, personnel costs increased $1.3 million, primarily due an increase in stock-based compensation expense. These increases were partially offset by a decrease in restructuring charges of $6.0 million, primarily related to lease impairment charges and accelerated depreciation expense in connection with the exiting of certain leased facilities in the prior period, and a decrease in the provision for losses on accounts receivable of $0.5 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $1.5 million, or 11.4%, primarily due to certain acquired intangibles being fully amortized.
Interest Expense, Net

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense	$(29,981)	(15.5)%	$(29,297)	(15.8)%	$(684)
Interest income	3,151	1.6	716	0.4	2,435
Interest expense, net	$(26,830)	(13.9)%	$(28,581)	(15.4)%	$1,751
Interest expense, net decreased by $1.8 million, or 6.1%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in interest income earned on our cash and cash equivalents of $2.4 million, partially offset by an increase in interest expense of $0.7 million. The increase in interest expense was primarily due to increases in interest rates on our debt, partially offset by the impact of the decrease in our applicable margins resulting from the refinancing of our debt in January 2024. The weighted-average effective interest rate on our debt was 8.7% for the three months ended March 31, 2024 compared to 8.5% for the three months ended March 31, 2023. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Other Income (Expense), Net

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$51	—%	$(89)	—%	$140
Other income (expense), net increased by $0.1 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$20,120	10.4%	$7,163	3.9%	$12,957
Income tax expense	4,561	2.4	12,784	6.9	(8,223)
Effective tax rate	22.7%		178.5%		(155.8)%
Our income tax expense for the three months ended March 31, 2024 was $4.6 million as compared to $12.8 million for the three months ended March 31, 2023. The effective tax rate decreased to 22.7% for the period, primarily due to the impact of valuation allowances recorded during the periods, changes in our reserves for uncertain tax positions and an increase in our income before income taxes, specifically foreign income, which reduces the estimated annual effective tax rate for the current period. For additional discussion about our income taxes, see Note 8. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
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
Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP operating margin excluding such items as amortization of acquired intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition and other costs, restructuring costs and Cyber Incident costs. Management believes these measures are useful for the following reasons:

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
•Acquisition and Other Costs. We exclude certain expense items resulting from acquisitions, such as legal, accounting and advisory fees, changes in fair value of contingent consideration, costs related to integrating the acquired businesses, deferred compensation, severance and retention expense. In addition, we exclude certain other non-recurring costs, including internal investigation costs. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that we would not have otherwise incurred in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition and other costs, allows users of our financial statements to better review and understand the historical and current results of our operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.
•Restructuring Costs. We provide non-GAAP information that excludes restructuring costs such as severance paid in connection with corporate restructuring activities as well as costs related to the separation of employment with executives of the Company. In addition, we exclude lease impairments and other costs incurred in connection with the exiting of certain leased facilities and other contracts related to corporate restructuring and exit activities. These costs are infrequent, inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these costs for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.
•Cyber Incident Costs. We exclude certain expenses resulting from the Cyber Incident. Expenses include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs and legal and other professional services and estimated loss contingencies. Cyber Incident costs are provided net of insurance reimbursements, although the timing of recognizing insurance reimbursements has differed from the timing of recognizing the associated expenses. We expect to incur significant legal and other professional services expenses associated with the Cyber Incident in future periods. The Cyber Incident results in operating expenses we would not have otherwise incurred in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance. We expect to continue to invest significantly in cybersecurity, and such additional investments are not included in the net Cyber Incident costs reported.

	Three Months Ended March 31,
	2024	2023

	(in thousands, except margin data)
GAAP operating income	$46,899	$35,833
Stock-based compensation expense and related employer-paid payroll taxes	18,723	17,157
Amortization of acquired technologies	2,664	3,436
Amortization of acquired intangibles	11,519	13,005
Acquisition and other costs	507	55
Restructuring costs(1)	3,374	10,959
Cyber Incident costs, net	3,005	(7,770)
Non-GAAP operating income	$86,691	$72,675
GAAP operating margin	24.3%	19.3%
Non-GAAP operating margin	44.8%	39.1%
_______
(1)Restructuring costs for the three months ended March 31, 2024 and 2023 include $1.6 million and $6.8 million, respectively, of non-cash lease impairment and other charges incurred in connection with the exiting of certain leased facilities.
Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as it is a measure we use to assess our operating performance. We define adjusted EBITDA as net income (loss), excluding amortization of acquired intangible assets and developed technology, depreciation expense, stock-based compensation expense and related employer-paid payroll taxes, restructuring costs, acquisition and other costs, Cyber Incident costs, net, interest expense, net, debt-related costs including fees related to our credit agreements, debt extinguishment and refinancing costs, unrealized foreign currency (gains) losses, and income tax expense (benefit). We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements. Additionally, adjusted EBITDA: excludes the impact of restructuring impairment charges related to exited leased facilities which may continue to require future cash rent payments; does not reflect changes in, or cash requirements for, our working capital needs; does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and does not reflect tax payments that may represent a reduction in cash available to us. Other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
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

	Three Months Ended March 31,
	2024	2023

	(in thousands, except margin data)
Net income (loss)	$15,559	$(5,621)
Amortization and depreciation	19,040	20,931
Income tax expense	4,561	12,784
Interest expense, net	26,830	28,581
Unrealized foreign currency (gains) losses	(230)	184
Acquisition and other costs	507	55
Debt-related costs	701	105
Stock-based compensation expense and related employer-paid payroll taxes	18,723	17,157
Restructuring costs	3,374	10,959
Cyber Incident costs, net	3,005	(7,770)
Adjusted EBITDA	$92,070	$77,365
Adjusted EBITDA margin	47.6%	41.6%
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $312.8 million as of March 31, 2024. Our international subsidiaries held approximately $43.4 million of cash and cash equivalents, of which 37.7% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. We continue to evaluate the nature and extent of the impact of the Cyber Incident to our business and financial position. Although an immaterial estimated loss contingency was recorded during the year ended December 31, 2023, the amount of loss that might result from adverse judgments, settlements, penalties, or other resolution of the SEC Complaint or any other proceedings is unknown. Such potential payments, if great enough, could have an adverse effect on our liquidity. We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.
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
On March 15, 2024, our Board of Directors declared a special cash dividend of $1.00 per share of common stock issued and outstanding as of April 3, 2024. The dividend payable of $168.2 million was paid on April 15, 2024.
Indebtedness
As of March 31, 2024, our total indebtedness was $1.2 billion, and we had up to $130.0 million of available capacity for borrowings under our revolving credit facility. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
First Lien Credit Agreement
The First Lien Credit Agreement, as amended, provides for a senior secured revolving credit facility in an aggregate principal amount of $130.0 million, or the Revolving Credit Facility, consisting of a $17.5 million U.S. dollar revolving credit facility, or the U.S. Dollar Revolver, and a $112.5 million multicurrency revolving credit facility, or the Multicurrency Revolver. The Revolving Credit Facility includes a $35.0 million sublimit for the issuance of letters of credit. The First Lien Credit Agreement also contains a term loan facility (which we refer to as the First Lien Term Loan, and together with the Revolving Credit Facility, as the First Lien Credit Facilities) in an aggregate principal amount of $1.236 billion.
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
Summary of Cash Flows
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$36,274	$799
Net cash provided by (used in) investing activities	(8,586)	12,119
Net cash used in financing activities	(7,723)	(5,272)
Effect of exchange rate changes on cash and cash equivalents	(229)	(204)
Net increase in cash and cash equivalents	$19,736	$7,442
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, the $35.5 million increase in cash provided by operating activities was primarily due to the increase in our operating income and a decrease in cash outflows resulting from the changes in our operating assets and liabilities. The net cash outflow resulting from the changes in our operating assets and liabilities was $17.2 million for the three months ended March 31, 2024 as compared to $43.1 million for the three months ended March 31, 2023. Cash flow from operating activities during the three months ended March 31, 2023 includes the $26.0 million consolidated putative class action lawsuit settlement payment made during the period. In addition, cash flow from operating activities was impacted by an increase of $4.6 million in cash paid for income taxes.
Investing Activities
Investing cash flows consist primarily of cash used for purchases and maturities of investments, additions to capitalized software development costs, capital expenditures and purchases of intangible assets. Our capital expenditures primarily relate to purchases of computers, servers and equipment and leasehold improvements to support our domestic and international office locations.
Net cash used by investing activities increased $20.7 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to the impact of purchases and maturities of short-term investments when comparing the periods.

Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of common stock to satisfy withholding tax requirements related to the settlement of restricted stock units, including our performance-based restricted stock units.
Net cash used in financing activities increased in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to a $1.3 million increase in repurchases of common stock and $1.0 million of debt issuance costs paid in connection with our debt refinancing in January 2024. In connection with the refinancing of our debt in November 2022 and January 2024, no quarterly debt repayments were required in either of the periods.
In the three months ended March 31, 2024 and 2023, we withheld and retired shares of common stock to satisfy $8.3 million and $7.0 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
Contractual Obligations and Commitments
As of March 31, 2024, other than the $168.2 million special cash dividend declared on March 15, 2024, there have been no material changes in our contractual obligations and commitments as of December 31, 2023 that were disclosed in our Annual Report on Form 10-K.
During the three months ended March 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
•revenue recognition;
•stock-based compensation;
•income taxes; and
•loss contingencies.
A full description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024. There have been no material changes to our critical accounting policies and estimates since that time.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, if any, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $304.4 million and $284.7 million at March 31, 2024 and December 31, 2023, respectively. We also had short-term investments classified as available-for-sale securities of $8.4 million and $4.5 million at March 31, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of bank demand deposits, money market funds and investments with original maturities of three months or less. Our short-term investments consist primarily of corporate bonds and U.S. Treasury securities. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at March 31, 2024. We strive to maintain our cash deposits and invest in money market funds with multiple financial institutions of reputable credit and perform periodic evaluations of the relative credit standing of the financial institutions. We believe the financial institutions that hold our cash and cash equivalents are financially sound and minimal credit risk exists with respect to cash.
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
We had total indebtedness with an outstanding principal balance of $1.24 billion as of March 31, 2024 and December 31, 2023. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or a secured overnight financing rate (“SOFR”) with a 0% floor. As of March 31, 2024 and December 31, 2023, the annual rate on borrowings was 8.58% and 9.11%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $12.4 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2023 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.24 billion U.S. dollar term loans as of March 31, 2024, not subject to market pricing. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates related to our revenue and operating expenses denominated in currencies other than the United States Dollar, or USD. Specifically, we have exposure as a result of selling in multiple currencies and our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Australian Dollar against the USD. In addition, we primarily have operations in the United States, Europe, Singapore, the Philippines and India and a portion of our operating expenses are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change, including as a result of additional headcount in foreign countries, the impact of the wars in Ukraine and Israel, inflation, or changes in interest rates on the global economy. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of March 31, 2024 and December 31, 2023, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three months ended March 31, 2024 and 2023.
We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and actively monitor their ratings.
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. If there is a change in foreign currency exchange rates, the amounts of assets, liabilities, revenue, operating expenses and cash flows that we report in USD for foreign subsidiaries that transact in international currencies may be higher or lower to what we would have reported using a constant currency rate. To the extent the USD strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced assets, liabilities, revenue, operating expenses and cash flows for our international operations. Similarly, our assets, liabilities, revenue, operating expenses and cash flows will increase for our international operations if the USD weakens against foreign currencies. The conversion of the foreign subsidiaries’ financial statements into USD will also lead to remeasurement gains and losses recorded in income, or translation gains or losses that are recorded as a component of accumulated other comprehensive income (loss).
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, from time to time, we have been and may hereafter be involved in various legal proceedings and claims arising in our ordinary course of business. Other than with respect to the Cyber Incident, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any material legal proceeding. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our consolidated financial statements for a particular period could be materially adversely affected.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
10.1
Amendment No. 7 to First Lien Credit Agreement, dated as of January 23, 2024, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on January 24, 2024)

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
**
The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing

SOLARWINDS CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	May 3, 2024	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)