Form 10-Q
period 2024-06-30
SolarWinds Corp
filed 2024-08-02
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On July 30, 2024, 169,407,013 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS CORPORATION

Safe Harbor Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “aim,” “anticipate,” “believe,” “continue,” “expect,” “feel,” “intend,” “estimate,” “seek,” “plan,” “may,” “can,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•risks related to the Cyber Incident, including with respect to (1) litigation and investigation risks related to the Cyber Incident, including as a result of the pending civil complaint filed by the Securities and Exchange Commission against us and our Chief Information Security Officer, including that we have and may continue to incur significant costs in defending ourselves and may be unsuccessful in doing so, resulting in exposure to potential penalties, judgements, fines, settlement-related costs and other costs and liabilities related thereto, (2) numerous financial, legal, reputational and other risks to us related to the Cyber Incident, including risks that the incident, SolarWinds’ response thereto or litigation related to the Cyber Incident has and may in the future result in the loss of business as a result of termination or non-renewal of agreements, or reduced purchases or upgrades of our products, reputational damage adversely affecting customer, partner, and vendor relationships and investor confidence, increased attrition of personnel and distraction of key and other personnel, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and the incurrence of other liabilities and risks related to the impact of any such costs and liabilities, and (3) the possibility that our steps to secure our internal environment, improve our product development environment, and ensure the security and integrity of the software that we deliver to our customers may not be successful or sufficient to protect against future threat actors or attacks, or be perceived by existing and prospective customers as sufficient to address the harm caused by the Cyber Incident;
•other risks related to cybersecurity, including that we have experienced and may in the future experience other security incidents and have had and may in the future have vulnerabilities in our systems and services, including to a greater degree with respect to our legacy products, which vulnerabilities have been and may in the future be exploited, whether through the actions or inactions of our employees, our customers, insider threats or otherwise, which may result in compromises or breaches of our and our customers’ systems or, theft or misappropriation of our and our customers’ confidential, proprietary or personal information, as well as exposure to legal and other liabilities, including the related risk of higher customer, employee and partner attrition and the loss of key personnel, as well as negative impacts to our sales, renewals and upgrades;
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
•any of the following factors either generally or as a result of the impacts of global macroeconomic conditions, including the wars in Israel and Ukraine, geopolitical tensions involving China, disruptions in the global supply chain and energy markets, inflation, uncertainty over liquidity concerns in the broader financial services industry and foreign currency exchange rates and their impact on the global economy, or on our business operations and financial condition, or on the business operations and financial conditions of our customers, their end-customers, and our prospective customers:

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
•risks associated with our status as a controlled company; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$158,845	$284,695
Short-term investments	10,705	4,477
Accounts receivable, net of allowances of $761 and $743 as of June 30, 2024 and December 31, 2023, respectively	88,111	103,455
Income tax receivable	1,024	459
Prepaid and other current assets	24,149	28,241
Total current assets	282,834	421,327
Property and equipment, net	18,852	19,669
Operating lease assets	36,182	43,776
Deferred taxes	133,690	133,224
Goodwill	2,379,739	2,397,545
Intangible assets, net	155,133	183,688
Other assets, net	52,257	51,686
Total assets	$3,058,687	$3,250,915
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,505	$9,701
Accrued liabilities and other	43,491	56,643
Current operating lease liabilities	14,225	14,925
Accrued interest payable	889	942
Income taxes payable	42,248	29,240
Current portion of deferred revenue	332,120	344,907
Current debt obligation	12,357	12,450
Total current liabilities	454,835	468,808
Long-term liabilities:
Deferred revenue, net of current portion	42,815	42,070
Non-current deferred taxes	1,896	1,933
Non-current operating lease liabilities	42,839	49,848
Other long-term liabilities	15,578	55,278
Long-term debt, net of current portion	1,195,415	1,190,934
Total liabilities	1,753,378	1,808,871
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 169,377,216 and 166,637,506 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	169	167
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,546,118	2,688,854
Accumulated other comprehensive loss	(48,767)	(28,103)
Accumulated deficit	(1,192,211)	(1,218,874)
Total stockholders’ equity	1,305,309	1,442,044
Total liabilities and stockholders’ equity	$3,058,687	$3,250,915
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	$70,033	$53,389	$138,790	$107,746
Maintenance	110,306	116,056	222,026	230,534
Total recurring revenue	180,339	169,445	360,816	338,280
License	12,911	15,589	25,745	32,730
Total revenue	193,250	185,034	386,561	371,010
Cost of revenue:
Cost of recurring revenue	18,481	18,533	36,653	36,927
Amortization of acquired technologies	1,767	3,425	4,431	6,861
Total cost of revenue	20,248	21,958	41,084	43,788
Gross profit	173,002	163,076	345,477	327,222
Operating expenses:
Sales and marketing	55,304	59,838	110,225	125,754
Research and development	26,399	24,081	54,227	47,872
General and administrative	30,321	34,418	61,629	60,019
Amortization of acquired intangibles	11,492	12,094	23,011	25,099
Total operating expenses	123,516	130,431	249,092	258,744
Operating income	49,486	32,645	96,385	68,478
Other income (expense):
Interest expense, net	(28,047)	(29,443)	(54,877)	(58,024)
Other income (expense), net	(61)	13	(10)	(76)
Total other expense	(28,108)	(29,430)	(54,887)	(58,100)
Income before income taxes	21,378	3,215	41,498	10,378
Income tax expense	10,274	2,955	14,835	15,739
Net income (loss)	$11,104	$260	$26,663	$(5,361)
Net income (loss) available to common stockholders	$11,104	$260	$26,663	$(5,361)
Net income (loss) available to common stockholders per share:
Basic income (loss) per share	$0.07	$—	$0.16	$(0.03)
Diluted income (loss) per share	$0.06	$—	$0.15	$(0.03)
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic income (loss) per share	168,768	164,193	168,093	163,487
Shares used in computation of diluted income (loss) per share	172,562	165,386	172,109	163,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$11,104	$260	$26,663	$(5,361)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,864)	(2,950)	(20,664)	7,433
Unrealized gains on investments, net of income tax expense of $— and $10 for the three months ended June 30, 2024 and 2023, respectively, and $— and $31 for the six months ended June 30, 2024 and 2023, respectively	—	37	—	120
Other comprehensive income (loss)	(4,864)	(2,913)	(20,664)	7,553
Comprehensive income (loss)	$6,240	$(2,653)	$5,999	$2,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	168,162	$168	$2,532,169	$(43,903)	$(1,203,315)	$1,285,119
Foreign currency translation adjustment	—	—	—	(4,864)	—	(4,864)
Net income	—	—	—	—	11,104	11,104
Comprehensive income						6,240
Exercise of stock options	7	—	4	—	—	4
Restricted stock units issued, net of shares withheld for taxes	1,208	1	(5,982)	—	—	(5,981)
Stock-based compensation	—	—	19,927	—	—	19,927
Balance at June 30, 2024	169,377	$169	$2,546,118	$(48,767)	$(1,192,211)	$1,305,309

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	166,638	$167	$2,688,854	$(28,103)	$(1,218,874)	$1,442,044
Foreign currency translation adjustment	—	—	—	(20,664)	—	(20,664)
Net income	—	—	—	—	26,663	26,663
Comprehensive income						5,999
Exercise of stock options	9	—	12	—	—	12
Restricted stock units issued, net of shares withheld for taxes	2,562	2	(14,272)	—	—	(14,270)
Issuance of stock under employee stock purchase plan	168	—	1,594	—	—	1,594
Special dividend paid ($1.00 per share)	—	—	(168,162)	—	—	(168,162)
Stock-based compensation	—	—	38,092	—	—	38,092
Balance at June 30, 2024	169,377	$169	$2,546,118	$(48,767)	$(1,192,211)	$1,305,309

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	163,667	$164	$2,638,670	$(37,648)	$(1,215,386)	$1,385,800
Foreign currency translation adjustment	—	—	—	(2,950)	—	(2,950)
Unrealized gain on investments, net of taxes	—	—	—	37	—	37
Net income	—	—	—	—	260	260
Comprehensive loss						(2,653)
Exercise of stock options	115	—	104	—	—	104
Restricted stock units issued, net of shares withheld for taxes	929	1	(3,177)	—	—	(3,176)
Stock-based compensation	—	—	18,581	—	—	18,581
Balance at June 30, 2023	164,711	$165	$2,654,178	$(40,561)	$(1,215,126)	$1,398,656

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	161,929	$162	$2,627,370	$(48,114)	$(1,209,765)	$1,369,653
Foreign currency translation adjustment	—	—	—	7,433	—	7,433
Unrealized gain on investments, net of taxes	—	—	—	120	—	120
Net loss	—	—	—	—	(5,361)	(5,361)
Comprehensive income						2,192
Exercise of stock options	121	—	112	—	—	112
Restricted stock units issued, net of shares withheld for taxes	2,460	3	(10,170)	—	—	(10,167)
Issuance of stock	3	—	18	—	—	18
Issuance of stock under employee stock purchase plan	198	—	1,711	—	—	1,711
Stock-based compensation	—	—	35,137	—	—	35,137
Balance at June 30, 2023	164,711	$165	$2,654,178	$(40,561)	$(1,215,126)	$1,398,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$26,663	$(5,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,794	43,132
Provision for losses on accounts receivable	83	1,293
Stock-based compensation expense	37,526	34,494
Amortization of debt issuance costs	5,360	5,361
Deferred taxes	(4,371)	(3,593)
(Gain) loss on foreign currency exchange rates	(162)	116
Lease impairment charges	2,141	11,689
Other non-cash expenses (benefit)	(135)	245
Changes in operating assets and liabilities:
Accounts receivable	14,009	15,873
Income taxes receivable	(584)	(999)
Prepaid and other assets	4,844	(9,522)
Accounts payable	(165)	(3,048)
Accrued liabilities and other	(15,037)	(29,736)
Accrued interest payable	(53)	(272)
Income taxes payable	(26,575)	(6,171)
Deferred revenue	(7,944)	(3,734)
Net cash provided by operating activities	73,394	49,767
Cash flows from investing activities
Purchases of investments	(18,945)	(988)
Maturities of investments	12,922	26,535
Purchases of property and equipment	(3,932)	(1,387)
Capitalized software development costs	(6,996)	(6,759)
Purchases of intangible assets	(170)	(108)
Other investing activities	—	564
Net cash provided by (used in) investing activities	(17,121)	17,857
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,594	1,711
Repurchase of common stock	(14,270)	(10,167)
Exercise of stock options	12	112
Dividends paid	(168,162)	—
Repayments of borrowings from credit agreement	—	(3,113)
Payment of debt issuance costs	(1,036)	—
Net cash used in financing activities	(181,862)	(11,457)
Effect of exchange rate changes on cash and cash equivalents	(261)	(711)
Net increase (decrease) in cash and cash equivalents	(125,850)	55,456
Cash and cash equivalents
Beginning of period	284,695	121,738
End of period	$158,845	$177,194

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$54,285	$54,935
Cash paid for income taxes	$43,795	$24,140

Non-cash investing and financing transactions
Stock-based compensation included in capitalized software development costs	$565	$644

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
Special Cash Dividend
On March 15, 2024, our Board of Directors declared a special cash dividend of $1.00 per share of common stock issued and outstanding as of April 3, 2024. The special cash dividend in the aggregate amount of $168.2 million was paid on April 15, 2024.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2023	$(28,103)	$(28,103)
Other comprehensive loss before reclassification	(20,664)	(20,664)
Amount reclassified from accumulated other comprehensive income (loss)	—	—
Net current period other comprehensive loss	(20,664)	(20,664)
Balance at June 30, 2024	$(48,767)	$(48,767)

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue
The following summarizes the revenue we recognized at a point in time and over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue recognized at a point in time	$43,314	$34,636	$86,943	$72,627
Revenue recognized over time	149,936	150,398	299,618	298,383
Total revenue recognized	$193,250	$185,034	$386,561	$371,010
Deferred Revenue
Details of our total deferred revenue balance are as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2023	$386,977
Deferred revenue recognized	(266,971)
Additional amounts deferred	254,929
Balance at June 30, 2024	$374,935
During the three and six months ended June 30, 2024, we recognized revenue of approximately $100.0 million and $232.6 million, respectively, that was included in our deferred revenue balance reported as of December 31, 2023.
We expect to recognize revenue related to these remaining performance obligations as of June 30, 2024 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$374,935	$332,120	$41,648	$1,167
Deferred Commissions
Details of our deferred commissions balance are as follows:

		Deferred Commissions
		(in thousands)
Balance at December 31, 2023		$23,563
Commissions capitalized		4,575
Amortization recognized		(4,610)
Balance at June 30, 2024		$23,528

	June 30,	December 31,
	2024	2023

	(in thousands)
Classified as:
Current	$8,210	$7,926
Non-current	15,318	15,637
Total deferred commissions	$23,528	$23,563

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription offerings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Amortization of acquired license technologies	$923	$924	$1,846	$1,846
Amortization of acquired subscription technologies	844	2,501	2,585	5,015
Total amortization of acquired technologies	$1,767	$3,425	$4,431	$6,861
3. Investments
The following table summarizes our short-term investments:

	June 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$7,950	$—	$—	$7,950
Commercial paper	2,755	—	—	2,755
Total short-term investments	$10,705	$—	$—	$10,705

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$3,979	$1	$—	$3,980
Commercial paper	497	—	—	497
Total short-term investments	$4,476	$1	$—	$4,477
The following table summarizes the contractual underlying maturities of our available-for-sale securities:

	June 30, 2024
	Cost	Fair Value

	(in thousands)
Due in one year or less	$10,705	$10,705

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Goodwill
The following table reflects the changes in goodwill for the six months ended June 30, 2024:

(in thousands)
Balance at December 31, 2023	$2,397,545
Foreign currency translation	(17,806)
Balance at June 30, 2024	$2,379,739
Accumulated goodwill impairment on our condensed consolidated balance sheet was $893.0 million and $897.2 million as of June 30, 2024 and December 31, 2023, respectively, and is impacted by changes in foreign currency exchange rates.
5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of June 30, 2024 and December 31, 2023. There have been no transfers between fair value measurement levels during the six months ended June 30, 2024.

	Fair Value Measurements at June 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$44,473	$—	$—	$44,473
Commercial paper	—	28,052	—	28,052
Total cash equivalents	44,473	28,052	—	72,525
Short-term investments:
U.S. Treasury securities	—	7,950	—	7,950
Commercial paper	—	2,755	—	2,755
Total short-term investments	—	10,705	—	10,705
Total assets	$44,473	$38,757	$—	$83,230

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$195,017	$—	$—	$195,017
U.S. Treasury securities	—	1,987	—	1,987
Commercial paper	—	31,586	—	31,586
Total cash equivalents	195,017	33,573	—	228,590
Short-term investments:
U.S. Treasury securities	—	3,980	—	3,980
Commercial paper	—	497	—	497
Total short-term investments	—	4,477	—	4,477
Total assets	$195,017	$38,050	$—	$233,067
As of June 30, 2024 and December 31, 2023, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 6. Debt for additional information regarding our debt.
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
6. Debt
The following table summarizes information relating to our debt:

	June 30,		December 31,
	2024		2023
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2027	1,235,662	8.59%	1,235,662	9.11%
Total principal amount	1,235,662		1,235,662
Unamortized discount and debt issuance costs	(27,890)		(32,278)
Total debt	1,207,772		1,203,384
Less: Current portion of long-term debt	(12,357)		(12,450)
Total long-term debt	$1,195,415		$1,190,934
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Credit Agreement, as amended, consisted of the following as of June 30, 2024:
•a $1.236 billion U.S. dollar term loan, or First Lien Term Loan, with a final maturity date of February 5, 2027; and
•a $130.0 million revolving credit facility (with a letter of credit sub-facility in the amount of $35.0 million), or the Revolving Credit Facility, consisting of (i) a $112.5 million multicurrency tranche and (ii) a $17.5 million tranche available only in U.S. dollars, with a final maturity of the earlier of: November 23, 2027 or, in the event that there is more than $150.0 million of the First Lien Term Loan outstanding on the 91st day prior to maturity date of the first lien term loans, the 91st day prior to the maturity date of the First Lien Term Loan.
Borrowings under our Revolving Credit Facility bear interest at a floating rate which is, at our option, either (1) a SOFR rate for a specified interest period plus an applicable margin of 2.25% or (2) a base rate plus an applicable margin of 1.25%. The SOFR rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%.
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
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of June 30, 2024, we were in compliance with all covenants of the Credit Agreement.
On July 24, 2024, we entered into Amendment No. 8 to the Credit Agreement to, among other things, (i) extend the maturity date of the Revolving Credit Facility to July 24, 2029, (ii) extend the maturity date of the First Lien Term Loan to February 5, 2030, and (iii) decrease the applicable margin for our existing first lien term loans from 3.25% to 2.75% with respect to SOFR borrowings.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted income (loss) per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Basic income (loss) per share
Numerator:
Net income (loss)	$11,104	$260	$26,663	$(5,361)
Earnings allocated to unvested restricted stock(1)	—	—	—	—
Net income (loss) available to common stockholders	$11,104	$260	$26,663	$(5,361)
Denominator:
Weighted-average shares used in computing basic income (loss) per share	168,768	164,193	168,093	163,487

Diluted income (loss) per share
Numerator:
Net income (loss) available to common stockholders	$11,104	$260	$26,663	$(5,361)
Denominator:
Weighted-average shares used in computing basic income (loss) per share	168,768	164,193	168,093	163,487
Add dilutive impact of employee equity plans	3,794	1,193	4,016	—
Weighted-average shares used in computing diluted income (loss) per share	172,562	165,386	172,109	163,487
______
(1)There were no unvested restricted stock outstanding during the three and six months ended June 30, 2024.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or the performance condition had not been met at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Total anti-dilutive shares	6,637	7,429	2,112	14,089
The calculation of diluted income (loss) per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options or proceeds from the employee stock purchase plan.
8. Income Taxes
We compute our interim provision for income taxes by applying the estimated annual effective tax rate to year-to-date income before income tax and adjust the provision for discrete tax items recorded in the period. Each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The interim provision for income taxes and estimated annual effective tax rate are subject to volatility due to several factors, including changes in our domestic and foreign earnings, changes to our valuation allowances, material discrete tax items and the effects of tax law changes.
For the three months ended June 30, 2024 and 2023, we recorded income tax expense of $10.3 million and $3.0 million, respectively, resulting in an effective tax rate of 48.1% and 91.9%, respectively. For the six months ended June 30, 2024 and 2023, we recorded income tax expense of $14.8 million and $15.7 million, respectively, resulting in an effective tax rate of 35.7% and 151.7%, respectively. The decrease in the effective tax rates for the

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily a result of the impact of valuation allowances recorded during the periods and an increase in our income before income taxes, specifically foreign income, which reduced the estimated annual effective tax rate for the current periods. The decrease in the effective tax rate for the six months ended June 30, 2024 compared to the same period in 2023 was also impacted by changes in our reserves for uncertain tax positions.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2024, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.5 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through February 2016 and 2020 through 2023 tax years generally remain open and subject to examination by federal tax authorities. The 2015 through 2023 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016 and expect this audit to be fully resolved in 2024. We are currently under audit by the Texas Comptroller for the 2015 through 2020 tax years. We are currently under audit by the Philippines Bureau of Internal Revenue for the 2022 tax year. We were notified during the three months ended June 30, 2024 that the Swedish Tax Agency intends to audit the 2022 tax year. We are not currently under audit in any other taxing jurisdictions.
In December 2021, the Organisation for Economic Co-operation and Development ("OECD") enacted model rules defining a new global minimum tax framework which establishes a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding €750 million ("Pillar Two"). Although we operate in one or more jurisdictions that have substantively enacted Pillar Two legislation, we have not exceeded the revenue threshold in such jurisdictions and therefore do not expect to be subject to the Pillar Two rules this fiscal year. We will continue to evaluate the impact of these tax law changes on future reporting periods.
9. Commitments and Contingencies
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the Cyber Incident. We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident.
Expenses Incurred
Expenses incurred as a result of the Cyber Incident for the three and six months ended June 30, 2024 and 2023 are presented net of insurance proceeds and recorded within general and administrative expense in our condensed consolidated statements of operations. Expenses include costs of lawsuits and investigations related thereto, including legal and other professional services, which are expensed as incurred.
We recorded pre-tax expenses (proceeds) related to the Cyber Incident as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Gross expenses related to the Cyber Incident	$2,104	$5,580	$5,109	$7,608
Less: proceeds received or expected to be received under our insurance coverage	—	(5,000)	—	(14,798)
Total net expenses (proceeds) related to the Cyber Incident	$2,104	$580	$5,109	$(7,190)
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In addition, we have been subject to several investigations and inquiries by U.S. regulatory authorities related to the Cyber Incident, including from the Department of Justice and the SEC, although currently the only active matter relates to the SEC litigation. On October 30, 2023, the SEC filed a civil complaint, or the SEC Complaint, in the United States District Court for the Southern District of New York naming us and our Chief Information Security Officer, or CISO, as defendants. The SEC Complaint alleges violations of the Exchange Act and the Securities Act relating to our cybersecurity disclosures and public statements, as well as our internal controls and disclosure controls and procedures. The SEC Complaint seeks permanent injunctions against the Company and our CISO, disgorgement of profits, civil penalties and a permanent officer-and-director bar against our CISO. We accrued an immaterial loss contingency related to the SEC investigation during the year ended December 31, 2023. On May 3, 2024, the Company and our CISO filed a motion to dismiss the SEC Complaint. On July 18, 2024, the District Court for the Southern District of New York entered an order granting in large part the Company's motion to dismiss. Only one claim remains pending before the court which concerns the accuracy of our online Security Statement. We maintain that the Security Statement was accurate and intend to continue to vigorously defend ourselves against the remaining claim. We have incurred, and expect to continue to incur, costs and other expenses in connection with this matter, and the ultimate results of the action initiated by the SEC Complaint are unknown at this time. The Company will continue to evaluate information as it becomes known and will adjust our estimate for losses or will record additional losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Losses associated with any adverse judgments, settlements, penalties or other resolutions of the SEC Complaint could be material to our business, results of operations, financial condition or cash flows in future periods.
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
Indemnification
In connection with the separation and distribution of our managed service provider ("N-able") business into a newly created and separately traded public company, N-able, Inc. (the "Separation"), we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements as of June 30, 2024.
Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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
Impacts of Macroeconomic Conditions
As a global company, we are subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the wars in Israel and Ukraine, rising escalations in the Middle East, geopolitical tensions involving China, market conditions related to inflation, fluctuating foreign currency exchange rates, changes in interest rates, uncertainty over liquidity concerns in the broader financial services industry and supply chain and energy markets disruption issues. As a result of these macroeconomic conditions, certain of our customers have, and others may, defer renewals or cancel subscriptions which has had, and could in the future have, a negative impact on our revenue. We have suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. In addition, although we have research and development operations in Israel, we do not expect the ongoing war to have a material impact on our operations or our financial results given the limited nature of these operations. In addition, our borrowings outstanding under our credit agreement currently bear interest at variable rates and may continue to fluctuate as a result of changes in interest rates. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events could continue to negatively impact our results of operation. See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
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
Second Quarter Highlights
In June, we announced the appointment of Lewis Black as our Executive Vice President, Chief Financial Officer, to be effective in August 2024. Mr. Black will succeed J. Barton Kalsu, who tendered his resignation on June 6, 2024 and will remain as the Company’s Chief Financial Officer through August 15, 2024 to support an orderly transition.
Below are our key business highlights for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
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

	As of June 30,		Year-over-Year Growth
	2024	2023

	(in thousands, except percentages)
Subscription ARR(1)	$269,886	$197,725	36.5%
Total ARR(2)	704,722	657,104	7.2
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
Customers
Our sales and marketing approach allows us to both sell to a broad group of potential customers and close large transactions with significant customers. We had 1,042 and 902 customers with Total ARR greater than $100,000 as of June 30, 2024 and 2023, respectively. We believe the number of customers with Total ARR greater than $100,000 best measures our progress toward developing and expanding our relationships with new and existing customers as Total ARR provides an indicator of the performance of our recurring business as we continue our transition to a subscription model. As we continue to augment our high-velocity "selling from the inside" sales model with an account-based customer success motion, we have begun to aggregate individual purchasers into single customer profiles of parent entity by region. Therefore, for purposes of this metric, we define customer as an individual or an entity that has an active subscription for at least one of our subscription products or active maintenance on our license products. In situations where an entity has multiple purchasers, we generally treat the parent entity by region as the customer instead of treating each purchaser within the parent entity as a separate customer. As part of this transition, we no longer consider the number of our total customers to be a key business metric.

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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of June 30, 2024 was 2,073, as compared to 2,129 as of June 30, 2023. During 2023, as part of our ongoing efforts to improve our operating margins, we completed certain restructuring activities, resulting in lease impairment charges and other costs incurred in connection with the exiting of certain leased facilities and other contracts, as well as costs related to headcount reductions.
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
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$70,033	36.2%	$53,389	28.9%	$16,644
Maintenance	110,306	57.1	116,056	62.7	(5,750)
Total recurring revenue	180,339	93.3	169,445	91.6	10,894
License	12,911	6.7	15,589	8.4	(2,678)
Total revenue	$193,250	100.0%	$185,034	100.0%	$8,216
Total revenue increased $8.2 million, or 4.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to an increase in subscription revenue partially offset by decreases in license and maintenance revenue as we continue to transition to a subscription model. Revenue from North America was approximately 68% and 69% of total revenue for the three months ended June 30, 2024 and 2023, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $16.6 million, or 31.2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to increased sales of our time-based subscription offerings resulting from existing customers transitioning to our subscription pricing model and new customers purchasing our subscription solutions, including our SolarWinds Hybrid Cloud Observability solution. The increase in subscription revenue includes a $1.3 million increase in sales of multi-year time-based arrangements during the period. Our subscription revenue increased as a percentage of our total revenue for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

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

Maintenance Revenue. Maintenance revenue decreased $5.8 million, or 5.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the impact of conversions of customers to subscription-based products, partially offset by the impact of increased maintenance renewal rates and the impact of price increases on our maintenance services.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended June 30,
	2024	2023

Maintenance renewal rate(1)	97%	94%
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
License Revenue
License revenue decreased $2.7 million, or 17.2%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Hybrid Cloud Observability solution and other products that have historically been sold only as perpetual licenses. We expect license revenue to continue to decline as customers transition to our subscription offerings.
Cost of Revenue

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$18,481	9.6%	$18,533	10.0%	$(52)
Amortization of acquired technologies	1,767	0.9	3,425	1.9	(1,658)
Total cost of revenue	$20,248	10.5%	$21,958	11.9%	$(1,710)
Total cost of revenue decreased $1.7 million, or 7.8%, primarily due to a decrease in amortization expense due to certain intangible assets being fully amortized. The decrease in cost of recurring revenue was primarily due to decreases in public cloud infrastructure and hosting fees related to our subscription offerings of $0.4 million and personnel costs and contract services of $0.4 million, partially offset by an increase in amortization of capitalized software development costs of $0.8 million.

Operating Expenses

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$55,304	28.6%	$59,838	32.3%	$(4,534)
Research and development	26,399	13.7	24,081	13.0	2,318
General and administrative	30,321	15.7	34,418	18.6	(4,097)
Amortization of acquired intangibles	11,492	5.9	12,094	6.5	(602)
Total operating expenses	$123,516	63.9%	$130,431	70.5%	$(6,915)
Sales and Marketing. Sales and marketing expenses decreased $4.5 million, or 7.6%, and includes a $2.9 million decrease as a result of departmental structure changes for our product management organization which involved moving their expenses from sales and marketing to research and development beginning in 2024. Expenses associated with our product management organization were relatively flat throughout the prior year. In addition, marketing program costs decreased $2.9 million and subscription costs decreased $0.4 million. These decreases were partially offset by an increase in personnel costs of $1.6 million, which includes an increase in stock-based compensation expense of $0.5 million.
Research and Development. Research and development expenses increased $2.3 million, or 9.6%, primarily due to a $3.0 million increase resulting from departmental structure changes related to our product management organization. In addition, hosting fees related to the development of our offerings increased $1.2 million, contract services and professional fees increased $0.4 million and restructuring costs increased $0.3 million. These increases were partially offset by a decrease in personnel costs of $2.6 million as a result of our restructuring activities.
General and Administrative. General and administrative expenses decreased $4.1 million, or 11.9%, primarily due to a decrease in restructuring charges of $5.9 million, primarily related to lease impairment charges and accelerated depreciation expense in connection with exiting certain leased facilities in the prior period, and a decrease in the provision for losses on accounts receivable of $0.7 million. These decreases were partially offset by a $1.5 million increase in Cyber Incident costs. Cyber Incident costs are reported net of insurance recovery proceeds and the increase during the current period reflects a $5.0 million decrease in such proceeds as compared to the prior period. In addition, personnel costs increased $1.1 million, primarily due an increase in stock-based compensation expense.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.6 million, or 5.0%, due to certain acquired intangibles being fully amortized.
Interest Expense, Net

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense	$(29,611)	(15.3)%	$(30,726)	(16.6)%	$1,115
Interest income	1,564	0.8	1,283	0.7	281
Interest expense, net	$(28,047)	(14.5)%	$(29,443)	(15.9)%	$1,396
Interest expense, net decreased by $1.4 million, or 4.7%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a decrease in interest expense of $1.1 million resulting from the impact of lower applicable margins on outstanding debt as a result of the refinancing in January 2024, partially offset by increases in interest rates on our debt. The weighted-average effective interest rate on our debt was 8.6% for the three months ended June 30, 2024 compared to 8.9% for the three months ended June 30, 2023. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Other Income (Expense), Net

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(61)	—%	$13	—%	$(74)
Other income (expense), net decreased by $0.1 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a decrease in other income and the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$21,378	11.1%	$3,215	1.7%	$18,163
Income tax expense	10,274	5.3	2,955	1.6	7,319
Effective tax rate	48.1%		91.9%		(43.8)%
Our income tax expense for the three months ended June 30, 2024 was $10.3 million as compared to $3.0 million for the three months ended June 30, 2023. The effective tax rate decreased to 48.1% for the period, primarily due to the impact of valuation allowances recorded during the periods and an increase in our income before income taxes, specifically foreign income, which reduces the estimated annual effective tax rate for the current period. For additional discussion about our income taxes, see Note 8. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$138,790	35.9%	$107,746	29.0%	$31,044
Maintenance	222,026	57.4	230,534	62.1	(8,508)
Total recurring revenue	360,816	93.3	338,280	91.2	22,536
License	25,745	6.7	32,730	8.8	(6,985)
Total revenue	$386,561	100.0%	$371,010	100.0%	$15,551
Total revenue increased $15.6 million, or 4.2%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to an increase in subscription revenue partially offset by decreases in license and maintenance revenue as we continue to transition to a subscription model. Revenue from North America was approximately 69% of total revenue for both the six months ended June 30, 2024 and 2023. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $31.0 million, or 28.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to increased sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model and new customers purchasing our subscription solutions, including our SolarWinds Hybrid Cloud Observability solution. Our subscription revenue increased as a percentage of our total revenue for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
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

Maintenance Revenue. Maintenance revenue decreased $8.5 million, or 3.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the impact of conversions of customers to subscription-based products, partially offset by the impact of increased maintenance renewal rates and the impact of price increases on our maintenance services.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended June 30,
	2024	2023

Maintenance renewal rate(1)	97%	94%
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
License Revenue
License revenue decreased $7.0 million, or 21.3%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Hybrid Cloud Observability solution and other products that have historically been sold only as perpetual licenses.
Cost of Revenue

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$36,653	9.5%	$36,927	10.0%	$(274)
Amortization of acquired technologies	4,431	1.1	6,861	1.8	(2,430)
Total cost of revenue	$41,084	10.6%	$43,788	11.8%	$(2,704)
Total cost of revenue decreased in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a decrease in amortization of acquired technologies due to certain intangible assets being fully amortized. The decrease in cost of recurring revenue was primarily due to decreases in public cloud infrastructure and hosting fees related to our subscription offerings of $0.7 million, personnel costs of $0.5 million and restructuring costs and contract services of $0.5 million. These decreases were partially offset by an increase in amortization of capitalized software development costs of $1.5 million.

Operating Expenses

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$110,225	28.5%	$125,754	33.9%	$(15,529)
Research and development	54,227	14.0	47,872	12.9	6,355
General and administrative	61,629	15.9	60,019	16.2	1,610
Amortization of acquired intangibles	23,011	6.0	25,099	6.8	(2,088)
Total operating expenses	$249,092	64.4%	$258,744	69.7%	$(9,652)
Sales and Marketing. Sales and marketing expenses decreased $15.5 million, or 12.3%, primarily due to a $6.7 million decrease in marketing program costs and a $6.3 million decrease as a result of departmental structure changes for our product management organization which involved moving their expenses from sales and marketing to research and development beginning in 2024. In addition, restructuring charges, primarily related to severance expense, decreased $1.6 million, professional fees and contract services decreased $0.7 million and subscription costs decreased $0.7 million. These decreases were partially offset by an increase in personnel costs of $0.9 million, primarily related to an increase in stock-based compensation expense.
Research and Development. Research and development expenses increased $6.4 million, or 13.3%, primarily due to a $6.5 million increase resulting from departmental structure changes related to our product management organization. In addition, hosting fees related to the development of our offerings increased $2.4 million, professional fees and contract services increased $0.7 million and restructuring costs primarily related to severance expense increased $0.5 million. These increases were partially offset by a decrease in personnel costs of $3.9 million as a result of our restructuring activities.
General and Administrative. General and administrative expenses increased $1.6 million, or 2.7%, and includes a $12.3 million increase in Cyber Incident costs. Cyber Incident costs are reported net of insurance recovery proceeds and the increase during the current period reflects a $14.8 million decrease in such proceeds as compared to the prior period. In addition, personnel costs increased $2.4 million primarily due to an increase in stock-based compensation expense. These increases were partially offset by a decrease in restructuring charges of $11.8 million primarily related to lease impairment charges and accelerated depreciation expense in connection with the exiting of certain leased facilities and a decrease in the provision for losses on accounts receivable of $1.2 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $2.1 million, or 8.3%, primarily due to certain acquired intangibles being fully amortized during the period.
Interest Expense, Net

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense	$(59,592)	(15.4)%	$(60,023)	(16.2)%	$431
Interest income	4,715	1.2	1,999	0.5	2,716
Interest expense, net	$(54,877)	(14.2)%	$(58,024)	(15.6)%	$3,147
Interest expense, net decreased by $3.1 million, or 5.4%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in interest income earned on our cash and cash equivalents of $2.7 million and a decrease in interest expense of $0.4 million. The decrease in interest expense was primarily due to the impact of lower applicable margins resulting from the refinancing of our debt in January 2024, offset by an increase in interest rates on our debt. The weighted-average effective interest rate on our debt for the six months ended June 30, 2024 was 8.6% compared to 8.7% for the six months ended June 30, 2023. See Note 6.

Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(10)	—%	$(76)	—%	$66
Other income (expense), net increased by $0.1 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$41,498	10.7%	$10,378	2.8%	$31,120
Income tax expense	14,835	3.8	15,739	4.2	(904)
Effective tax rate	35.7%		151.7%		(116.0)%
Our income tax expense for the six months ended June 30, 2024 was $14.8 million as compared to $15.7 million for the six months ended June 30, 2023. The effective tax rate decreased to 35.7% for the period, primarily due to the impact of valuation allowances recorded during the periods, changes in our reserves for uncertain tax positions and an increase in our income before income taxes, specifically foreign income, which reduces the estimated annual effective tax rate for the current period. For additional discussion about our income taxes, see Note 8. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except margin data)
GAAP operating income	$49,486	$32,645	$96,385	$68,478
Stock-based compensation expense and related employer-paid payroll taxes	20,086	18,543	38,809	35,700
Amortization of acquired technologies	1,767	3,425	4,431	6,861
Amortization of acquired intangibles	11,492	12,094	23,011	25,099
Acquisition and other costs	485	69	992	124
Restructuring costs(1)	1,741	7,235	5,115	18,194
Cyber Incident costs, net	2,104	580	5,109	(7,190)
Non-GAAP operating income	$87,161	$74,591	$173,852	$147,266
GAAP operating margin	25.6%	17.6%	24.9%	18.5%
Non-GAAP operating margin	45.1%	40.3%	45.0%	39.7%
_______
(1)Restructuring costs include non-cash lease impairment and other charges incurred in connection with the exiting of certain leased facilities of $0.9 million and $7.1 million for the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $13.9 million for the six months ended June 30, 2024 and 2023, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except margin data)
Net income (loss)	$11,104	$260	$26,663	$(5,361)
Amortization and depreciation	18,398	20,027	37,438	40,958
Income tax expense	10,274	2,955	14,835	15,739
Interest expense, net	28,047	29,443	54,877	58,024
Unrealized foreign currency (gains) losses	68	(68)	(162)	116
Acquisition and other costs	485	69	992	124
Debt-related costs	189	98	890	203
Stock-based compensation expense and related employer-paid payroll taxes	20,086	18,543	38,809	35,700
Restructuring costs	1,741	7,235	5,115	18,194
Cyber Incident costs, net	2,104	580	5,109	(7,190)
Adjusted EBITDA	$92,496	$79,142	$184,566	$156,507
Adjusted EBITDA margin	47.9%	42.8%	47.7%	42.2%
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $169.6 million as of June 30, 2024. Our international subsidiaries held approximately $48.0 million of cash and cash equivalents, 40.5% of which was held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
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
On March 15, 2024, our Board of Directors declared a special cash dividend of $1.00 per share of common stock issued and outstanding as of April 3, 2024. The special cash dividend in the aggregate amount of $168.2 million was paid on April 15, 2024.
Indebtedness
As of June 30, 2024, our total indebtedness was $1.2 billion, and we had up to $130.0 million of available capacity for borrowings under our revolving credit facility. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
On July 24, 2024, we entered into Amendment No. 8 to the First Lien Credit Agreement to, among other things, (i) extend the maturity date of the Revolving Credit Facility to July 24, 2029, (ii) extend the maturity date of the First Lien Term Loan to February 5, 2030 and (iii) decrease the applicable margin for our existing first lien term loans with respect to SOFR borrowings.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the principal amount. We have made voluntary debt prepayments in prior periods and may continue to evaluate opportunities for additional debt prepayments in order to reduce our levels of gross debt.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$73,394	$49,767
Net cash provided by (used in) investing activities	(17,121)	17,857
Net cash used in financing activities	(181,862)	(11,457)
Effect of exchange rate changes on cash and cash equivalents	(261)	(711)
Net increase (decrease) in cash and cash equivalents	$(125,850)	$55,456
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, the $23.6 million increase in cash provided by operating activities was primarily due to the increase in our operating income and a decrease in cash outflows resulting from the changes in our operating assets and liabilities. The net cash outflow resulting from the changes in our operating assets and liabilities was $31.5 million for the six months ended June 30, 2024 as compared to $37.6 million for the six months ended June 30, 2023. Cash flow from operating activities during the six months ended June 30, 2023 includes the $26.0 million consolidated putative class action lawsuit settlement payment made during the period. In addition, cash flow from operating activities was impacted by an increase of $19.7 million in cash paid for income taxes primarily related to the one–time transition tax as a result of the U.S. Tax Cuts and Jobs Act of 2017 which we elected to pay over eight years through 2026.
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

Net cash used by investing activities increased $35.0 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the impact of purchases and maturities of short-term investments when comparing the periods.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of common stock to satisfy withholding tax requirements related to the settlement of restricted stock units, including our performance-based restricted stock units.
Net cash used in financing activities increased in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the special cash dividend paid in April 2024 of $168.2 million. In connection with the refinancing of our debt in January 2024, no quarterly debt repayments were required during the six months ended June 30, 2024.
In the six months ended June 30, 2024 and 2023, we withheld and retired shares of common stock to satisfy $14.3 million and $10.2 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
Contractual Obligations and Commitments
As of June 30, 2024, there have been no material changes in our contractual obligations and commitments as of December 31, 2023 that were disclosed in our Annual Report on Form 10-K.
During the six months ended June 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $158.8 million and $284.7 million at June 30, 2024 and December 31, 2023, respectively. We also had short-term investments classified as available-for-sale securities of $10.7 million and $4.5 million at June 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of bank demand deposits, money market funds and investments with original maturities of three months or less. Our short-term investments consist primarily of commercial paper and U.S. Treasury securities. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2024. We strive to maintain our cash deposits and invest in money market funds with multiple financial institutions of reputable credit and perform periodic evaluations of the relative credit standing of the financial institutions. We believe the financial institutions that hold our cash and cash equivalents are financially sound and minimal credit risk exists with respect to cash.
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
We had total indebtedness with an outstanding principal balance of $1.24 billion as of June 30, 2024 and December 31, 2023. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or a secured overnight financing rate (“SOFR”) with a 0% floor. As of June 30, 2024 and December 31, 2023, the annual rate on borrowings was 8.59% and 9.11%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $12.4 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2023 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.24 billion U.S. dollar term loans as of June 30, 2024, not subject to market pricing. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of June 30, 2024 and December 31, 2023, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three and six months ended June 30, 2024 and 2023.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are heavily dependent on our technology infrastructure to operate our business, and our customers rely on our products to help manage and secure their own IT infrastructure and environments, including their and their customers’ confidential information. Despite our implementation of security measures and controls, our systems and those of third parties upon whom we rely are vulnerable to attack from numerous threat actors, including sophisticated nation-state and nation-state-supported actors (including advanced persistent threat intrusions), as well as events that may arise from human error, fraud or malice on the part of employees, contractors or other third parties as well as other insider threats. In addition, as artificial intelligence (“AI”) capabilities improve and are increasingly adopted, we may see cyberattacks created through AI or leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. Threat actors have been, and may in the future be, able to compromise our security measures or otherwise exploit vulnerabilities in our IT systems or products, including vulnerabilities that may arise from, or have been introduced through, the actions, inactions or errors of our employees or contractors or defects in the design or manufacture of our products and systems or the products and systems that we procure from third parties. In addition, our legacy products have been, and may in the future be, more vulnerable to compromise. Vulnerabilities may also arise from, or be introduced through our or our customers and partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI-generated source code. As a result, threat actors have been, and may in the future be, able to breach or compromise our IT systems, including those which we use to design, develop, deploy and support our products, and access and misappropriate our, our current or former employees’ and our customers’ proprietary and confidential information, including our software source code, or introduce malware, ransomware or vulnerabilities into our products and systems and create system disruptions or shutdowns. In addition, for certain categories of our products, we rely on our customers to correctly configure our software and promptly deploy any available security patches. Our customers have in the past and may in the future incorrectly configure our software or any related patches, which has resulted in and may in the future result in a loss or a breach of business data or other security incidents. We also work with third-party researchers to limit our customers’ exposure to any security incidents our customers may experience. However, such researchers have and may in the future publish information that may put our customers at greater risk of exploitation. We also rely on third-party and open source software that has in the past and may in the future contain bugs, vulnerabilities, or errors that have been or in the future could be exploited or disclosed before a patch or fix is available. By virtue of the role our products play in helping to manage and secure the environments and systems of our customers, attacks on our systems and products can result in similar impacts on our customers’ systems and data.
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
10.1
Employment Agreement dated as of June 6, 2024, between SolarWinds Worldwide, LLC and Lewis Black (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on June 10, 2024)

10.2
Omnibus Amendment to Employee Agreement, effective as of June 24, 2024, between SolarWinds Worldwide, LLC and J. Barton Kalsu (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on June 10, 2024)

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

SOLARWINDS CORPORATION

Dated:	August 2, 2024	By:	/s/ J. Barton Kalsu

J. Barton Kalsu
Chief Financial Officer
(Principal Financial and Accounting Officer)