Form 10-Q
period 2024-09-30
SolarWinds Corp
filed 2024-11-01
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On October 28, 2024, 170,571,741 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS CORPORATION

Safe Harbor Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “aim,” “anticipate,” “believe,” “continue,” “expect,” “feel,” “intend,” “estimate,” “seek,” “plan,” “may,” “can,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•risks related to the Cyber Incident, including with respect to (1) litigation and investigation risks related to the Cyber Incident, including as a result of the pending civil complaint filed by the Securities and Exchange Commission against us and our Chief Information Security Officer, including that we have and may continue to incur significant costs in defending ourselves and may be unsuccessful in doing so, resulting in exposure to potential penalties, judgements, fines, settlement-related costs and other costs and liabilities related thereto, (2) numerous financial, legal, reputational and other risks to us related to the Cyber Incident, including risks that the incident, SolarWinds’ response thereto or litigation related to the Cyber Incident has and may in the future result in the loss of business as a result of termination or non-renewal of agreements, or reduced purchases or upgrades of our products, reputational damage adversely affecting customer, partner, and vendor relationships and investor confidence, increased attrition of personnel and distraction of key and other personnel, indemnity obligations, penalties for violation of applicable laws or regulations, and the incurrence of other liabilities and risks related to the impact of any such costs and liabilities, and (3) the possibility that our steps to secure our internal environment, improve our product development environment, and ensure the security and integrity of the software that we deliver to our customers may not be successful or sufficient to protect against future threat actors or attacks, or be perceived by existing and prospective customers as sufficient to address the harm caused by the Cyber Incident;
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
•risks related to using artificial intelligence (AI) in our business and our solutions, including risks related to evolving laws and regulations regarding the use of AI, machine learning and the receipt, collection, storage, processing and transfer of data as well as the threat of cyberattacks created through AI or leveraging AI;
•potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;
•any of the following factors either generally or as a result of the impacts of global macroeconomic conditions, the wars in Israel and Ukraine, geopolitical tensions involving China, disruptions in the global supply chain and energy markets, inflation, recession or recessionary concerns, uncertainty over liquidity concerns in the broader financial services industry and foreign currency exchange rates and their impact on the global economy, or on our business operations and financial condition, or on the business operations and financial conditions of our customers, their end-customers, and our prospective customers:
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
•risks associated with our status as a controlled company; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$193,017	$284,695
Short-term investments	6,176	4,477
Accounts receivable, net of allowances of $932 and $743 as of September 30, 2024 and December 31, 2023, respectively	100,188	103,455
Income tax receivable	1,426	459
Prepaid and other current assets	25,032	28,241
Total current assets	325,839	421,327
Property and equipment, net	17,210	19,669
Operating lease assets	34,325	43,776
Deferred taxes	137,931	133,224
Goodwill	2,405,876	2,397,545
Intangible assets, net	143,764	183,688
Other assets, net	53,479	51,686
Total assets	$3,118,424	$3,250,915
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,406	$9,701
Accrued liabilities and other	44,348	56,643
Current operating lease liabilities	14,224	14,925
Accrued interest payable	262	942
Income taxes payable	44,335	29,240
Current portion of deferred revenue	335,384	344,907
Current debt obligation	9,267	12,450
Total current liabilities	457,226	468,808
Long-term liabilities:
Deferred revenue, net of current portion	43,548	42,070
Non-current deferred taxes	1,955	1,933
Non-current operating lease liabilities	39,900	49,848
Other long-term liabilities	15,586	55,278
Long-term debt, net of current portion	1,195,846	1,190,934
Total liabilities	1,754,061	1,808,871
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 170,541,946 and 166,637,506 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	171	167
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,561,560	2,688,854
Accumulated other comprehensive loss	(17,727)	(28,103)
Accumulated deficit	(1,179,641)	(1,218,874)
Total stockholders’ equity	1,364,363	1,442,044
Total liabilities and stockholders’ equity	$3,118,424	$3,250,915
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription	$76,463	$58,764	$215,253	$166,510
Maintenance	110,632	116,415	332,658	346,949
Total recurring revenue	187,095	175,179	547,911	513,459
License	12,930	14,412	38,675	47,142
Total revenue	200,025	189,591	586,586	560,601
Cost of revenue:
Cost of recurring revenue	19,692	17,957	56,345	54,884
Amortization of acquired technologies	1,321	3,412	5,752	10,273
Total cost of revenue	21,013	21,369	62,097	65,157
Gross profit	179,012	168,222	524,489	495,444
Operating expenses:
Sales and marketing	56,954	59,675	167,179	185,429
Research and development	26,354	27,308	80,581	75,180
General and administrative	32,563	31,101	94,192	91,120
Amortization of acquired intangibles	11,457	11,613	34,468	36,712
Total operating expenses	127,328	129,697	376,420	388,441
Operating income	51,684	38,525	148,069	107,003
Other income (expense):
Interest expense, net	(25,970)	(29,314)	(80,847)	(87,338)
Other expense, net	(704)	(121)	(714)	(197)
Total other expense	(26,674)	(29,435)	(81,561)	(87,535)
Income before income taxes	25,010	9,090	66,508	19,468
Income tax expense	12,440	12,262	27,275	28,001
Net income (loss)	$12,570	$(3,172)	$39,233	$(8,533)
Net income (loss) available to common stockholders	$12,570	$(3,172)	$39,233	$(8,533)
Net income (loss) available to common stockholders per share:
Basic income (loss) per share	$0.07	$(0.02)	$0.23	$(0.05)
Diluted income (loss) per share	$0.07	$(0.02)	$0.23	$(0.05)
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic income (loss) per share	169,971	165,275	168,724	164,089
Shares used in computation of diluted income (loss) per share	173,900	165,275	173,071	164,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$12,570	$(3,172)	$39,233	$(8,533)
Other comprehensive income (loss):
Foreign currency translation adjustment	31,039	(18,393)	10,375	(10,960)
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $— and $— for the three months ended September 30, 2024 and 2023, respectively, and $— and $31 for the nine months ended September 30, 2024 and 2023, respectively	1	(2)	1	118
Other comprehensive income (loss)	31,040	(18,395)	10,376	(10,842)
Comprehensive income (loss)	$43,610	$(21,567)	$49,609	$(19,375)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	169,377	$169	$2,546,118	$(48,767)	$(1,192,211)	$1,305,309
Foreign currency translation adjustment	—	—	—	31,039	—	31,039
Unrealized gain on investments, net of taxes	—	—	—	1	—	1
Net income	—	—	—	—	12,570	12,570
Comprehensive income						43,610
Exercise of stock options	3	—	30	—	—	30
Restricted stock units issued, net of shares withheld for taxes	1,006	2	(6,248)	—	—	(6,246)
Issuance of stock under employee stock purchase plan	156	—	1,668	—	—	1,668
Stock-based compensation	—	—	19,992	—	—	19,992
Balance at September 30, 2024	170,542	$171	$2,561,560	$(17,727)	$(1,179,641)	$1,364,363

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	166,638	$167	$2,688,854	$(28,103)	$(1,218,874)	$1,442,044
Foreign currency translation adjustment	—	—	—	10,375	—	10,375
Unrealized gain on investments, net of taxes	—	—	—	1	—	1
Net income	—	—	—	—	39,233	39,233
Comprehensive income						49,609
Exercise of stock options	12	—	42	—	—	42
Restricted stock units issued, net of shares withheld for taxes	3,568	4	(20,520)	—	—	(20,516)
Issuance of stock under employee stock purchase plan	324	—	3,262	—	—	3,262
Special dividend paid ($1.00 per share)	—	—	(168,162)	—	—	(168,162)
Stock-based compensation	—	—	58,084	—	—	58,084
Balance at September 30, 2024	170,542	$171	$2,561,560	$(17,727)	$(1,179,641)	$1,364,363

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	164,711	$165	$2,654,178	$(40,561)	$(1,215,126)	$1,398,656
Foreign currency translation adjustment	—	—	—	(18,393)	—	(18,393)
Unrealized loss on investments, net of taxes	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(3,172)	(3,172)
Comprehensive loss						(21,567)
Exercise of stock options	2	—	2	—	—	2
Restricted stock units issued, net of shares withheld for taxes	886	1	(4,530)	—	—	(4,529)
Issuance of stock under employee stock purchase plan	219	—	1,666	—	—	1,666
Stock-based compensation	—	—	20,720	—	—	20,720
Balance at September 30, 2023	165,818	$166	$2,672,036	$(58,956)	$(1,218,298)	$1,394,948

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	161,929	$162	$2,627,370	$(48,114)	$(1,209,765)	$1,369,653
Foreign currency translation adjustment	—	—	—	(10,960)	—	(10,960)
Unrealized gain on investments, net of taxes	—	—	—	118	—	118
Net loss	—	—	—	—	(8,533)	(8,533)
Comprehensive loss						(19,375)
Exercise of stock options	123	—	114	—	—	114
Restricted stock units issued, net of shares withheld for taxes	3,346	4	(14,700)	—	—	(14,696)
Issuance of stock	3	—	18	—	—	18
Issuance of stock under employee stock purchase plan	417	—	3,377	—	—	3,377
Stock-based compensation	—	—	55,857	—	—	55,857
Balance at September 30, 2023	165,818	$166	$2,672,036	$(58,956)	$(1,218,298)	$1,394,948
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$39,233	$(8,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,029	62,810
Provision for losses on accounts receivable	267	300
Stock-based compensation expense	57,221	55,103
Amortization of debt issuance costs	7,132	8,050
Deferred taxes	(2,921)	(1,532)
(Gain) loss on foreign currency exchange rates	377	(614)
Lease impairment charges	2,148	11,685
Other non-cash expenses	200	359
Changes in operating assets and liabilities:
Accounts receivable	3,331	7,908
Income taxes receivable	(925)	(171)
Prepaid and other assets	4,549	24,057
Accounts payable	(300)	(5,020)
Accrued liabilities and other	(16,211)	(25,025)
Accrued interest payable	(680)	47
Income taxes payable	(24,142)	(6,024)
Deferred revenue	(9,790)	(5,211)
Net cash provided by operating activities	115,518	118,189
Cash flows from investing activities
Purchases of investments	(25,064)	(3,948)
Maturities of investments	23,699	27,535
Purchases of property and equipment	(4,457)	(3,000)
Capitalized software development costs	(10,823)	(10,232)
Purchases of intangible assets	(234)	(172)
Other investing activities	—	564
Net cash provided by (used in) investing activities	(16,879)	10,747
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	3,262	3,377
Repurchase of common stock	(20,516)	(14,696)
Exercise of stock options	42	114
Dividends paid	(168,162)	—
Proceeds from credit agreement	10,001	—
Repayments of borrowings from credit agreement	(10,001)	(6,226)
Payment of debt issuance costs	(5,657)	—
Net cash used in financing activities	(191,031)	(17,431)
Effect of exchange rate changes on cash and cash equivalents	714	(1,012)
Net increase (decrease) in cash and cash equivalents	(91,678)	110,493

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents
Beginning of period	284,695	121,738
End of period	$193,017	$232,231

Supplemental disclosure of cash flow information
Cash paid for interest	$80,907	$83,308
Cash paid for income taxes	$51,704	$32,477

Non-cash investing and financing transactions
Stock-based compensation included in capitalized software development costs	$863	$946

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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments, Net of Tax	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2023	$(28,103)	$—	$(28,103)
Other comprehensive income before reclassification	10,375	1	10,376
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	10,375	1	10,376
Balance at September 30, 2024	$(17,728)	$1	$(17,727)

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue
The following summarizes the revenue we recognized at a point in time and over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Revenue recognized at a point in time	$47,539	$37,611	$134,482	$110,238
Revenue recognized over time	152,486	151,980	452,104	450,363
Total revenue recognized	$200,025	$189,591	$586,586	$560,601
Deferred Revenue
Details of our total deferred revenue balance are as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2023	$386,977
Deferred revenue recognized	(404,072)
Additional amounts deferred	396,027
Balance at September 30, 2024	$378,932
During the three and nine months ended September 30, 2024, we recognized revenue of approximately $71.0 million and $303.6 million, respectively, that was included in our deferred revenue balance reported as of December 31, 2023.
We expect to recognize revenue related to these remaining performance obligations as of September 30, 2024 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$378,932	$335,384	$42,482	$1,066
Deferred Commissions
Details of our deferred commissions balance are as follows:

		Deferred Commissions
		(in thousands)
Balance at December 31, 2023		$23,563
Commissions capitalized		7,268
Amortization recognized		(7,003)
Balance at September 30, 2024		$23,828

	September 30,	December 31,
	2024	2023

	(in thousands)
Classified as:
Current	$8,501	$7,926
Non-current	15,327	15,637
Total deferred commissions	$23,828	$23,563

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription offerings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Amortization of acquired license technologies	$925	$924	$2,771	$2,770
Amortization of acquired subscription technologies	396	2,488	2,981	7,503
Total amortization of acquired technologies	$1,321	$3,412	$5,752	$10,273
3. Investments
The following table summarizes our short-term investments:

	September 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$4,978	$1	$—	$4,979
Commercial paper	1,197	—	—	1,197
Total short-term investments	$6,175	$1	$—	$6,176

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Short-term investments:
Available-for-sale securities:
U.S. Treasury securities	$3,979	$1	$—	$3,980
Commercial paper	497	—	—	497
Total short-term investments	$4,476	$1	$—	$4,477
The following table summarizes the contractual underlying maturities of our available-for-sale securities:

	September 30, 2024
	Cost	Fair Value

	(in thousands)
Due in one year or less	$6,175	$6,176

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2024:

(in thousands)
Balance at December 31, 2023	$2,397,545
Foreign currency translation	8,331
Balance at September 30, 2024	$2,405,876
Accumulated goodwill impairment on our condensed consolidated balance sheet was $899.1 million and $897.2 million as of September 30, 2024 and December 31, 2023, respectively, and is impacted by changes in foreign currency exchange rates.
5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of September 30, 2024 and December 31, 2023. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2024.

	Fair Value Measurements at September 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$77,412	$—	$—	$77,412
U.S. Treasury securities	—	1,989	—	1,989
Commercial paper	—	26,747	—	26,747
Total cash equivalents	77,412	28,736	—	106,148
Short-term investments:
U.S. Treasury securities	—	4,979	—	4,979
Commercial paper	—	1,197	—	1,197
Total short-term investments	—	6,176	—	6,176
Total assets	$77,412	$34,912	$—	$112,324

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$195,017	$—	$—	$195,017
U.S. Treasury securities	—	1,987	—	1,987
Commercial paper	—	31,586	—	31,586
Total cash equivalents	195,017	33,573	—	228,590
Short-term investments:
U.S. Treasury securities	—	3,980	—	3,980
Commercial paper	—	497	—	497
Total short-term investments	—	4,477	—	4,477
Total assets	$195,017	$38,050	$—	$233,067
As of September 30, 2024 and December 31, 2023, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 6. Debt for additional information regarding our debt.
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
6. Debt
The following table summarizes information relating to our debt:

	September 30,		December 31,
	2024		2023
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2030	1,235,662	7.60%	1,235,662	9.11%
Total principal amount	1,235,662		1,235,662
Unamortized discount and debt issuance costs	(30,549)		(32,278)
Total debt	1,205,113		1,203,384
Less: Current portion of long-term debt	(9,267)		(12,450)
Total long-term debt	$1,195,846		$1,190,934
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
In July 2024, we entered into Amendment No. 8 to the Credit Agreement to, among other things, (i) extend the maturity date of the revolving credit facility, (ii) extend the maturity date of the first lien term loan and (iii) decrease

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

the applicable margin for our existing first lien term loan with respect to SOFR borrowings. As a result of the refinancing, the required quarterly principal payments were deferred until the first quarter of 2025.
The Credit Agreement, as amended, consisted of the following as of September 30, 2024:
•a $1.236 billion U.S. dollar term loan, or First Lien Term Loan, with a maturity date of February 5, 2030; and
•a $130.0 million revolving credit facility (with a letter of credit sub-facility in the amount of $35.0 million), or the Revolving Credit Facility, consisting of (i) a $112.5 million multicurrency tranche and (ii) a $17.5 million tranche available only in U.S. dollars, with a maturity date of July 24, 2029.
Borrowings under our Revolving Credit Facility bear interest at a floating rate which is, at our option, either (1) a SOFR rate for a specified interest period plus an applicable margin of 2.25% or (2) a base rate plus an applicable margin of 1.25%. The SOFR rate applicable to the Revolving Credit Facility is subject to a “floor” of 0.0%.
Borrowings under our First Lien Term Loan bear interest at a floating rate which is, at our option, either (1) a SOFR rate for a specified interest period plus an applicable margin of 2.75% or (2) a base rate plus an applicable margin of 1.75%. The SOFR rate applicable to the First Lien Term Loan is subject to a “floor” of 0.0%.
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
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2024, we were in compliance with all covenants of the Credit Agreement.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Earnings (Loss) Per Share
A reconciliation of the number of shares in the calculation of basic and diluted income (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Basic income (loss) per share
Numerator:
Net income (loss)	$12,570	$(3,172)	$39,233	$(8,533)
Earnings allocated to unvested restricted stock(1)	—	—	—	—
Net income (loss) available to common stockholders	$12,570	$(3,172)	$39,233	$(8,533)
Denominator:
Weighted-average shares used in computing basic income (loss) per share	169,971	165,275	168,724	164,089

Diluted income (loss) per share
Numerator:
Net income (loss) available to common stockholders	$12,570	$(3,172)	$39,233	$(8,533)
Denominator:
Weighted-average shares used in computing basic income (loss) per share	169,971	165,275	168,724	164,089
Add dilutive impact of employee equity plans	3,929	—	4,347	—
Weighted-average shares used in computing diluted income (loss) per share	173,900	165,275	173,071	164,089
______
(1)There were no unvested restricted stock outstanding during the three and nine months ended September 30, 2024.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or the performance condition had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Total anti-dilutive shares	2,128	14,024	1,663	14,056
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
For the three months ended September 30, 2024 and 2023, we recorded income tax expense of $12.4 million and $12.3 million, respectively, resulting in an effective tax rate of 49.7% and 134.9%, respectively. For the nine months ended September 30, 2024 and 2023, we recorded income tax expense of $27.3 million and $28.0 million,

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively, resulting in an effective tax rate of 41.0% and 143.8%, respectively. The decrease in the effective tax rates for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily a result of the impact of valuation allowances recorded during the periods and an increase in our income before income taxes, specifically foreign income, which reduced the estimated annual effective tax rate for the current periods. The decrease in the effective tax rate for the nine months ended September 30, 2024 compared to the same period in 2023 was also impacted by changes in our reserves for uncertain tax positions.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2024, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through February 2016 and 2020 through 2023 tax years generally remain open and subject to examination by federal tax authorities. The 2015 through 2023 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016 and expect this audit to be fully resolved in 2024. We are currently under audit by the Texas Comptroller for the 2015 through 2020 tax years. We are currently under audit by the Philippines Bureau of Internal Revenue for the 2022 tax year. The audit by the Swedish Tax Agency for the 2022 tax year was closed with no changes. We are not currently under audit in any other taxing jurisdictions.
In December 2021, the Organisation for Economic Co-operation and Development ("OECD") enacted model rules defining a new global minimum tax framework which establishes a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding €750 million ("Pillar Two"). Although we operate in one or more jurisdictions that have substantively enacted Pillar Two legislation, we have not exceeded the revenue threshold and therefore do not expect to be subject to the Pillar Two rules this fiscal year. We will continue to evaluate the impact of these tax law changes on future reporting periods.
9. Commitments and Contingencies
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the Cyber Incident. We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident.
Expenses Incurred
Expenses incurred as a result of the Cyber Incident for the three and nine months ended September 30, 2024 and 2023 are presented net of insurance proceeds and recorded within general and administrative expense in our condensed consolidated statements of operations. Expenses include costs of lawsuits and investigations related thereto, including legal and other professional services, which are expensed as incurred, as well as estimated loss contingencies.
We recorded pre-tax expenses (proceeds) related to the Cyber Incident as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Gross expenses related to the Cyber Incident	$2,532	$7,901	$7,641	$15,509
Less: proceeds received or expected to be received under our insurance coverage	—	(5,000)	—	(19,798)
Total net expenses (proceeds) related to the Cyber Incident	$2,532	$2,901	$7,641	$(4,289)
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

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Indemnification
In connection with the separation and distribution of our managed service provider ("N-able") business into a newly created and separately traded public company, N-able, Inc. (the "Separation"), we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements as of September 30, 2024.

SolarWinds Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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
Impacts of Macroeconomic Conditions
As a global company, we are subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the wars in Israel and Ukraine, rising escalations in the Middle East, geopolitical tensions involving China, market conditions related to inflation, recessionary concerns, fluctuating foreign currency exchange rates, changes in interest rates, uncertainty over liquidity concerns in the broader financial services industry and supply chain and energy markets disruption issues. As a result of these macroeconomic conditions, certain of our customers have, and others may, defer renewals or cancel subscriptions which has had, and could in the future have, a negative impact on our revenue. We have suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. In addition, although we have research and development operations in Israel, we do not expect the ongoing war to have a material impact on our operations or our financial results given the limited nature of these operations. In addition, our borrowings outstanding under our credit agreement currently bear interest at variable rates and may continue to fluctuate as a result of changes in interest rates. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events could continue to negatively impact our results of operation. See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
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
Business Highlights
In October, we announced expanded capabilities across our SolarWinds Observability Self-Hosted (formerly named SolarWinds Hybrid Cloud Observability) and SolarWinds Observability SaaS (formerly named SolarWinds Observability) offerings, including greater on-premises network and infrastructure monitoring, expanded cloud monitoring capabilities and expanded network device support.
Below are our key business highlights for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
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

	As of September 30,		Year-over-Year Growth
	2024	2023

	(in thousands, except percentages)
Subscription ARR(1)	$289,487	$213,385	35.7%
Total ARR(2)	724,100	668,340	8.3
______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period assuming those contracts are renewed at their existing terms.
The year-over-year growth in Subscription ARR was primarily driven by sales of our time-based subscription offerings as a result of customers transitioning to our subscription products and pricing models, including our SolarWinds Observability Self-Hosted solution, as well as sales of our database monitoring and service desk subscription solutions. Total ARR increased primarily due to the growth in Subscription ARR, partially offset by a decline in the annualized value of maintenance contracts as a result of lower new perpetual license sales and the impact of customers transitioning to our subscription offerings.
Customers
Our sales and marketing approach allows us to both sell to a broad group of potential customers and close large transactions with significant customers. We had 1,100 and 935 customers with Total ARR greater than $100,000 as of September 30, 2024 and 2023, respectively. We believe the number of customers with Total ARR greater than $100,000 best measures our progress toward developing and expanding our relationships with new and existing customers as Total ARR provides an indicator of the performance of our recurring business as we continue our transition to a subscription model. Because we augment our high-velocity "selling from the inside" sales model with an account-based customer success motion, we aggregate individual purchasers into single customer profiles of parent entity by region. Therefore, for purposes of this metric, we define customer as an individual or an entity that has an active subscription for at least one of our subscription products or active maintenance on our license products. In situations where an entity has multiple purchasers, we generally treat the parent entity by region as the customer instead of treating each purchaser within the parent entity as a separate customer.

Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.
•Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.
•Subscription Revenue. We primarily derive subscription revenue from fees received for subscriptions to our SaaS offerings and our time-based subscription offerings. We recognize revenue for SaaS offerings, including our SolarWinds Observability SaaS solution, ratably over the subscription term once the service is made available to the customer or when we have the right to invoice services performed. We also offer time-based subscription offerings for our SolarWinds Observability Self-Hosted solution along with many of our products historically sold as perpetual licenses, such as our network, systems and database management products, to give customers additional flexibility when purchasing our products. Revenue for our time-based subscription offerings, including multi-year arrangements, is recognized upfront upon delivery of the on-premise software license and ratably over the contract period for the related support. We generally invoice our time-based subscription agreements in advance at the beginning of the subscription period and invoice our SaaS offerings over the subscription period on either a monthly or annual basis and to a lesser extent, monthly based on usage. Our subscription revenue grows as customers transition to our subscription model, add new subscription products, upgrade the capacity level of their existing subscription products or increase the usage of their subscription products. In addition, while the majority of our contracts include annual subscription periods, subscription revenue is impacted by the timing, duration and volume of multi-year time-based subscription arrangements sold during a period, which impacts the amount of revenue recognized upfront and may cause subscription revenue to fluctuate.
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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses, as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of September 30, 2024 was 2,100, as compared to 2,093 as of September 30, 2023. During 2023, as part of our ongoing efforts to improve our operating margins, we completed certain restructuring activities, resulting in lease impairment charges and other costs incurred in connection with the exiting of certain leased facilities and other contracts, as well as costs related to headcount reductions.
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
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$76,463	38.2%	$58,764	31.0%	$17,699
Maintenance	110,632	55.3	116,415	61.4	(5,783)
Total recurring revenue	187,095	93.5	175,179	92.4	11,916
License	12,930	6.5	14,412	7.6	(1,482)
Total revenue	$200,025	100.0%	$189,591	100.0%	$10,434
Total revenue increased $10.4 million, or 5.5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to an increase in subscription revenue partially offset by decreases in license and maintenance revenue as we continue to transition to a subscription model. Revenue from North America was approximately 68% and 69% of total revenue for the three months ended September 30, 2024 and 2023, respectively. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $17.7 million, or 30.1%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to increased sales of our time-based subscription offerings resulting from existing customers transitioning to our subscription pricing model and new customers purchasing our subscription solutions, including our SolarWinds Observability Self-Hosted solution. Our subscription revenue increased as a percentage of our total revenue for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Our net retention rate for our subscription products was as follows:

	Trailing Twelve Months Ended September 30,
	2024	2023

Net retention rate(1)	98%	97%
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

Maintenance Revenue. Maintenance revenue decreased $5.8 million, or 5.0%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the impact of conversions of customers to subscription-based products, partially offset by the impact of increased maintenance renewal rates and the impact of price increases on our maintenance services.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended September 30,
	2024	2023

Maintenance renewal rate(1)	97%	95%
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
License Revenue
License revenue decreased $1.5 million, or 10.3%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Observability Self-Hosted solution and other products that have historically been sold only as perpetual licenses. We expect license revenue to continue to decline as customers transition to our subscription offerings.
Cost of Revenue

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$19,692	9.8%	$17,957	9.5%	$1,735
Amortization of acquired technologies	1,321	0.7	3,412	1.8	(2,091)
Total cost of revenue	$21,013	10.5%	$21,369	11.3%	$(356)
Total cost of revenue decreased $0.4 million, or 1.7%, primarily due to a decrease in amortization expense due to certain intangible assets being fully amortized, partially offset by an increase in cost of recurring revenue. The increase in cost of recurring revenue was primarily due to increases in public cloud infrastructure and hosting fees related to our subscription offerings of $1.0 million and amortization of capitalized software development costs of $0.9 million.

Operating Expenses

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$56,954	28.5%	$59,675	31.5%	$(2,721)
Research and development	26,354	13.2	27,308	14.4	(954)
General and administrative	32,563	16.3	31,101	16.4	1,462
Amortization of acquired intangibles	11,457	5.7	11,613	6.1	(156)
Total operating expenses	$127,328	63.7%	$129,697	68.4%	$(2,369)
Sales and Marketing. Sales and marketing expenses decreased $2.7 million, or 4.6%, and includes a $3.5 million decrease as a result of departmental structure changes for our product management organization which involved moving their expenses from sales and marketing to research and development beginning in 2024. Expenses associated with our product management organization were relatively flat throughout the prior year. In addition, marketing program costs decreased $1.5 million and professional fees, contract services and other costs decreased $0.5 million. These decreases were partially offset by an increase in personnel costs of $2.9 million.
Research and Development. Research and development expenses decreased $1.0 million, or 3.5%, primarily due to a decrease in personnel costs of $2.8 million, which includes a decrease in stock-based compensation expense of $1.1 million, and a decrease in restructuring costs of $1.7 million. These decreases were partially offset by a $3.3 million increase resulting from departmental structure changes related to our product management organization.
General and Administrative. General and administrative expenses increased $1.5 million, or 4.7%, primarily due to increases in certain debt refinancing costs of $1.7 million, the provision for losses on accounts receivable of $1.2 million and restructuring charges of $1.1 million primarily related to employee severance. These increases were partially offset by decreases in professional fees and directors and officers liability and cybersecurity insurance costs of $1.8 million and Cyber Incident costs of $0.4 million. Cyber Incident costs are reported net of insurance recovery proceeds and the decrease during the current period includes the impact of a $5.0 million decrease in such proceeds as compared to the prior period.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.2 million, or 1.3%, due to certain acquired intangibles being fully amortized and the impact of changes in foreign currency exchange rates.
Interest Expense, Net

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense	$(27,768)	(13.9)%	$(31,382)	(16.6)%	$3,614
Interest income	1,798	0.9	2,068	1.1	(270)
Interest expense, net	$(25,970)	(13.0)%	$(29,314)	(15.5)%	$3,344
Interest expense, net decreased by $3.3 million, or 11.4%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in interest expense of $3.6 million resulting from the impact of lower applicable margins on outstanding debt as a result of the refinancing of our debt in January and July 2024. The weighted-average effective interest rate on our debt was 8.2% for the three months ended September 30, 2024 compared to 9.0% for the three months ended September 30, 2023. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.

Other Income (Expense), Net

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(704)	(0.4)%	$(121)	(0.1)%	$(583)
Other income (expense), net decreased by $0.6 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$25,010	12.5%	$9,090	4.8%	$15,920
Income tax expense	12,440	6.2	12,262	6.5	178
Effective tax rate	49.7%		134.9%		(85.2)%

Our income tax expense for the three months ended September 30, 2024 was $12.4 million as compared to $12.3 million for the three months ended September 30, 2023. The effective tax rate decreased to 49.7% for the period, primarily due to the impact of valuation allowances recorded during the periods and an increase in our income before income taxes, specifically foreign income, which reduces the estimated annual effective tax rate for the current period. For additional discussion about our income taxes, see Note 8. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$215,253	36.7%	$166,510	29.7%	$48,743
Maintenance	332,658	56.7	346,949	61.9	(14,291)
Total recurring revenue	547,911	93.4	513,459	91.6	34,452
License	38,675	6.6	47,142	8.4	(8,467)
Total revenue	$586,586	100.0%	$560,601	100.0%	$25,985
Total revenue increased $26.0 million, or 4.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to an increase in subscription revenue partially offset by decreases in license and maintenance revenue as we continue to transition to a subscription model. Revenue from North America was approximately 69% of total revenue for both the nine months ended September 30, 2024 and 2023. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $48.7 million, or 29.3%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to increased sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model and new customers purchasing our subscription solutions, including our SolarWinds Observability Self-Hosted solution. Our subscription revenue increased as a percentage of our total revenue for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Our net retention rate for our subscription products was as follows:

	Trailing Twelve Months Ended September 30,
	2024	2023

Net retention rate(1)	98%	97%
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

Maintenance Revenue. Maintenance revenue decreased $14.3 million, or 4.1%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the impact of conversions of customers to subscription-based products, partially offset by the impact of increased maintenance renewal rates and the impact of price increases on our maintenance services.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve Months Ended September 30,
	2024	2023

Maintenance renewal rate(1)	97%	95%
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
License Revenue
License revenue decreased $8.5 million, or 18.0%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Observability Self-Hosted solution and other products that have historically been sold only as perpetual licenses.
Cost of Revenue

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$56,345	9.6%	$54,884	9.8%	$1,461
Amortization of acquired technologies	5,752	1.0	10,273	1.8	(4,521)
Total cost of revenue	$62,097	10.6%	$65,157	11.6%	$(3,060)
Total cost of revenue decreased in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease in amortization of acquired technologies due to certain intangible assets being fully amortized, partially offset by an increase in cost of recurring revenue. The increase in cost of recurring revenue was primarily due to an increase in amortization of capitalized software development costs of $2.5 million, partially offset by decreases in personnel costs of $0.5 million and contract services of $0.4 million.

Operating Expenses

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$167,179	28.5%	$185,429	33.1%	$(18,250)
Research and development	80,581	13.7	75,180	13.4	5,401
General and administrative	94,192	16.1	91,120	16.3	3,072
Amortization of acquired intangibles	34,468	5.9	36,712	6.5	(2,244)
Total operating expenses	$376,420	64.2%	$388,441	69.3%	$(12,021)
Sales and Marketing. Sales and marketing expenses decreased $18.3 million, or 9.8%, primarily due to a $9.8 million decrease as a result of departmental structure changes for our product management organization which involved moving their expenses from sales and marketing to research and development beginning in 2024 and an $8.2 million decrease in marketing program costs. In addition, professional fees, contract services and other costs decreased $1.4 million, restructuring charges primarily related to severance expense decreased $1.3 million and subscription costs decreased $1.1 million. These decreases were partially offset by an increase in personnel costs of $3.8 million, which includes an increase in stock-based compensation expense of $1.5 million.
Research and Development. Research and development expenses increased $5.4 million, or 7.2%, primarily due to a $9.8 million increase resulting from departmental structure changes related to our product management organization. In addition, hosting fees related to the development of our offerings increased $2.6 million and professional fees and contract services increased $0.8 million. These increases were partially offset by a decrease in personnel costs of $6.7 million, which includes a decrease in stock-based compensation expense of $2.4 million, and a decrease in restructuring costs of $1.2 million.
General and Administrative. General and administrative expenses increased $3.1 million, or 3.4%, and includes an $11.9 million increase in Cyber Incident costs. Cyber Incident costs are reported net of insurance recovery proceeds and the increase during the current period reflects a $19.8 million decrease in such proceeds as compared to the prior period. In addition, certain debt refinancing costs increased $2.4 million and personnel costs increased $2.3 million primarily due to an increase in stock-based compensation expense. These increases were partially offset by a decrease in restructuring charges of $10.7 million, primarily related to lease impairment charges and accelerated depreciation expense in connection with the exiting of certain leased facilities, and a decrease in directors and officers liability and cybersecurity insurance costs and professional fees of $2.3 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $2.2 million, or 6.1%, primarily due to certain acquired intangibles being fully amortized during the period.
Interest Expense, Net

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense	$(87,360)	(14.9)%	$(91,405)	(16.3)%	$4,045
Interest income	6,513	1.1	4,067	0.7	2,446
Interest expense, net	$(80,847)	(13.8)%	$(87,338)	(15.6)%	$6,491
Interest expense, net decreased by $6.5 million, or 7.4%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to a decrease in interest expense of $4.0 million and an increase in interest income earned on our cash and cash equivalents of $2.4 million. The decrease in interest expense was primarily due to the impact of lower applicable margins resulting from the refinancing of our debt in January and July 2024. The weighted-average effective interest rate on our debt for the nine months ended September 30, 2024 was 8.5% compared to 8.8% for the nine months ended September 30, 2023. See Note 6.

Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(714)	(0.1)%	$(197)	—%	$(517)
Other income (expense), net decreased by $0.5 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due losses on extinguishment of debt related to the refinancing of our debt in January and July 2024 and the impact of changes in exchange rates on foreign currency denominated accounts.
Income Tax Expense

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$66,508	11.3%	$19,468	3.5%	$47,040
Income tax expense	27,275	4.6	28,001	5.0	(726)
Effective tax rate	41.0%		143.8%		(102.8)%

Our income tax expense for the nine months ended September 30, 2024 was $27.3 million as compared to $28.0 million for the nine months ended September 30, 2023. The effective tax rate decreased to 41.0% for the period, primarily due to the impact of valuation allowances recorded during the periods, changes in our reserves for uncertain tax positions and an increase in our income before income taxes, specifically foreign income, which reduces the estimated annual effective tax rate for the current period. For additional discussion about our income taxes, see Note 8. Income Taxes in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
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
•Acquisition and Other Costs. We exclude certain expense items resulting from acquisitions, such as legal, accounting and advisory fees, changes in fair value of contingent consideration, costs related to integrating the acquired businesses, deferred compensation, severance and retention expense. In addition, we exclude certain costs that are non-recurring, including internal investigation costs. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that we would not have otherwise incurred in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition and other costs, allows users of our financial statements to better review and understand the historical and current results of our operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except margin data)
GAAP operating income	$51,684	$38,525	$148,069	$107,003
Stock-based compensation expense and related employer-paid payroll taxes	20,031	20,887	58,840	56,587
Amortization of acquired technologies	1,321	3,412	5,752	10,273
Amortization of acquired intangibles	11,457	11,613	34,468	36,712
Acquisition and other costs	(32)	1,804	960	1,928
Restructuring costs(1)	1,712	2,020	6,827	20,214
Cyber Incident costs, net	2,532	2,901	7,641	(4,289)
Non-GAAP operating income	$88,705	$81,162	$262,557	$228,428
GAAP operating margin	25.8%	20.3%	25.2%	19.1%
Non-GAAP operating margin	44.3%	42.8%	44.8%	40.7%
_______
(1)Restructuring costs include non-cash lease impairment and other charges incurred in connection with the exiting of certain leased facilities of $2.8 million and $13.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except margin data)
Net income (loss)	$12,570	$(3,172)	$39,233	$(8,533)
Amortization and depreciation	18,235	19,678	55,673	60,636
Income tax expense	12,440	12,262	27,275	28,001
Interest expense, net	25,970	29,314	80,847	87,338
Unrealized foreign currency (gains) losses	539	(730)	377	(614)
Acquisition and other costs	(32)	1,804	960	1,928
Debt-related costs	2,039	98	2,929	301
Stock-based compensation expense and related employer-paid payroll taxes	20,031	20,887	58,840	56,587
Restructuring costs	1,712	2,020	6,827	20,214
Cyber Incident costs, net	2,532	2,901	7,641	(4,289)
Adjusted EBITDA	$96,036	$85,062	$280,602	$241,569
Adjusted EBITDA margin	48.0%	44.9%	47.8%	43.1%
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $199.2 million as of September 30, 2024. Our international subsidiaries held approximately $42.3 million of cash and cash equivalents, 40.0% of which was held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception for immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
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
Indebtedness
As of September 30, 2024, our total indebtedness was $1.2 billion, and we had up to $130.0 million of available capacity for borrowings under our revolving credit facility. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
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
In July 2024, we entered into Amendment No. 8 to the First Lien Credit Agreement to, among other things, (i) extend the maturity date of the Revolving Credit Facility to July 24, 2029, (ii) extend the maturity date of the First Lien Term Loan to February 5, 2030 and (iii) decrease the applicable margin for our existing first lien term loans with respect to SOFR borrowings.
The First Lien Term Loan requires equal quarterly repayments equal to 0.25% of the principal amount. We have made voluntary debt prepayments in prior periods and may continue to evaluate opportunities for additional debt prepayments in order to reduce our levels of gross debt.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$115,518	$118,189
Net cash provided by (used in) investing activities	(16,879)	10,747
Net cash used in financing activities	(191,031)	(17,431)
Effect of exchange rate changes on cash and cash equivalents	714	(1,012)
Net increase (decrease) in cash and cash equivalents	$(91,678)	$110,493
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, the $2.7 million decrease in cash provided by operating activities was primarily due to an increase in cash outflows resulting from the changes in our operating assets and liabilities and includes a decrease in Cyber Incident insurance proceeds and an increase in cash paid for income taxes, partially offset by an increase in our operating income. The net cash outflow resulting from the changes in our operating assets and liabilities was $44.2 million for the nine months ended September 30, 2024 as compared to $9.4 million for the nine months ended September 30, 2023. Cash flow from operating activities during the nine months ended September 30, 2023 includes $40.0 million in insurance proceeds received from our directors and officers liability insurance related to the Cyber Incident. These proceeds were partially offset by costs related to the Cyber Incident, including the $26.0 million consolidated putative class action lawsuit settlement payment made during the prior period. In addition, cash flow from operating activities was impacted by an increase of $19.2 million in cash paid for income taxes primarily related to the one–time transition tax as a result of the U.S. Tax Cuts and Jobs Act of 2017 which we elected to pay over eight years through 2026.

Investing Activities
Investing cash flows consist primarily of purchases and maturities of investments, additions to capitalized software development costs, capital expenditures and purchases of intangible assets. Our capital expenditures primarily relate to purchases of computers, servers and equipment and leasehold improvements to support our domestic and international office locations.
Net cash used in investing activities increased $27.6 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the impact of purchases and maturities of short-term investments when comparing the periods.
Financing Activities
Financing cash flows consist primarily of issuance and repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of common stock to satisfy withholding tax requirements related to the settlement of restricted stock units, including our performance-based restricted stock units.
Net cash used in financing activities increased in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the special cash dividend paid in April 2024 of $168.2 million.
In connection with the refinancing of our debt in January and July 2024, no quarterly debt repayments were required during the nine months ended September 30, 2024; however, because the refinancing of our debt was determined to be a debt extinguishment for certain lenders in the syndicate, $10.0 million of deemed gross borrowings and repayments are reflected in our cash flows from financing activities. Additionally, we paid debt issuance costs of $5.7 million.
In the nine months ended September 30, 2024 and 2023, we withheld and retired shares of common stock to satisfy $20.5 million and $14.7 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements.
Contractual Obligations and Commitments
As of September 30, 2024, other than the extension of the maturity date of our debt obligations and other changes resulting from the debt refinancing in July 2024, there have been no material changes in our contractual obligations and commitments as of December 31, 2023 that were disclosed in our Annual Report on Form 10-K. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
During the nine months ended September 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $193.0 million and $284.7 million at September 30, 2024 and December 31, 2023, respectively. We also had short-term investments classified as available-for-sale securities of $6.2 million and $4.5 million at September 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of bank demand deposits, money market funds and investments with original maturities of three months or less. Our short-term investments consist primarily of commercial paper and U.S. Treasury securities. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2024. We strive to maintain our cash deposits and invest in money market funds with multiple financial institutions of reputable credit and perform periodic evaluations of the relative credit standing of the financial institutions. We believe the financial institutions that hold our cash and cash equivalents are financially sound and minimal credit risk exists with respect to cash.
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
We had total indebtedness with an outstanding principal balance of $1.24 billion as of September 30, 2024 and December 31, 2023. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or a secured overnight financing rate (“SOFR”) with a 0% floor. As of September 30, 2024 and December 31, 2023, the annual rate on borrowings was 7.60% and 9.11%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $12.4 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2023 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.24 billion U.S. dollar term loans as of September 30, 2024, not subject to market pricing. See Note 6. Debt in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our debt.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates related to our revenue and operating expenses denominated in currencies other than the United States Dollar, or USD. Specifically, we have exposure as a result of selling in multiple currencies and our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Australian Dollar against the USD. In addition, we primarily have operations in the United States, Europe, Singapore, the Philippines and India and a portion of our operating expenses are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change, including as a result of additional headcount in foreign countries, the impact of the wars in Ukraine and Israel, inflation, recessionary concerns or changes in interest rates on the global economy. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of September 30, 2024 and December 31, 2023, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of operations was insignificant for the three and nine months ended September 30, 2024 and 2023.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
With the exception of the updated risk factor disclosed in Part II, Item 1A, under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 5. Other Information
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

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
10.1
Amendment No. 8 to First Lien Credit Agreement, dated as of July 24, 2024, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on July 25, 2024)

10.2
Omnibus Amendment to Employee Agreement, effective as of December 2, 2024, between SolarWinds Worldwide, LLC and Andrea Webb (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38711), filed with the Securities and Exchange Commission on August 26, 2024)

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

SOLARWINDS CORPORATION

Dated:	November 1, 2024	By:	/s/ Lewis W. Black

Lewis W. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)