Form 10-K
period 2024-12-31
SolarWinds Corp
filed 2025-02-19
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s aggregate market value of its shares held by non-affiliates was approximately $661.3 million.
On February 13, 2025, 171,606,895 shares of common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•expectations regarding our proposed acquisition by Turn/River Capital;
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
•expectations regarding the impact of macroeconomic conditions, including the wars in Ukraine and Israel, rising escalations in the Middle East, geopolitical tensions involving China, disruptions in the global supply chain and energy markets, inflation, uncertainty over liquidity concerns in the broader financial services industry, rising interest rates, increased tariffs, changes in foreign exchange rates or other geopolitical events globally on our business and financial results;
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
Our business is focused on building products to enable technology professionals and leaders to securely monitor and manage the performance of their IT environments, whether in self-hosted, cloud-hosted or hybrid deployments.
Organizations across industries use technology and software to drive business transformation and competitive differentiation. As organizations deploy and rely on a mix of self-hosted, public and private cloud and hybrid IT environments to support their business transformations, they require observability, monitoring and management solutions designed to work across their increasingly complex environments and provide full, unified visibility into the performance of the entire IT stack.
Our products are designed to monitor and manage networks, systems, databases and applications across self-hosted, multi-cloud and hybrid IT environments without the need for customization or, in most cases, professional services. Since the launch of our Network Performance Monitor product in 2001, we have significantly expanded our product offerings and established a leadership position in observability, network, systems, database, application and cloud monitoring markets by delivering simple and compelling value-based solutions. In addition, our IT service management solutions provide complementary cloud-based and self-hosted service desk management capabilities.
Our approach has enabled us to market and sell our products directly to network and systems engineers, database administrators, storage administrators, DevOps, SecOps and service desk professionals. These technology professionals have become empowered to influence the selection, and often the purchase, of products needed to rapidly solve their problems.
We continuously engage with IT service and operations professionals, DevOps and SecOps professionals, and database administrators (DBAs) to understand the challenges they face maintaining high-performing and highly available hybrid IT infrastructures. The insights we gain from them, in places like THWACK®, our online user community of more than 200,000 registered members, help us to address customers’ needs now, and in the future. The THWACK community provides direct connections between our engineers and their end users to understand what they need to solve their biggest problems—and how they want those problems solved. It also creates an open forum to hear first-hand the emerging challenges these technology professionals encounter and acts as a valuable sounding board to understand what they think on many topics. Where other vendors prioritize product requirements based on the needs of a small set of large customers, we prioritize the requirements voiced by our user community.
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
We believe our continued transition to a platform-based approach, which we call the "SolarWinds Platform" addresses a significant portion of the observability market, which includes IT operations management, network management, IT service management, security analytics, intelligence, response and orchestration and database administration and development tools.
Most of our offerings are purpose-built on the SolarWinds Platform so our customers can easily purchase and deploy our products individually or as an integrated offering as their needs evolve. We utilize a cost-efficient, integrated global product development model and have expanded our offerings over time through both organic development and strategic acquisitions.
We have grown while maintaining high levels of operating efficiency. We currently derive revenue from a combination of subscription revenue from the sale of observability, application performance management and service desk products, and license and maintenance revenue from the sale of our self-hosted network, systems, storage and database management perpetual license products. Over time, we intend to grow our subscription revenue by focusing more on selling subscriptions over perpetual licenses, which we call our subscription-first approach.
SolarWinds Corporation was incorporated in the State of Delaware in 2015. On February 5, 2016, we were acquired by affiliates of Silver Lake Group, L.L.C. and Thoma Bravo, LLC in a take private transaction, or the Take Private. In October 2018, we completed our initial public offering, or IPO, and once again became a publicly traded company.
Pending Merger
On February 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Starlight Parent, LLC, a Delaware limited liability company (“Parent”), and Starlight Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Subsidiary are each affiliates of the private equity investment firm Turn/River Capital, L.P. (“Turn/River”). At the effective time of the Merger, each share of our common stock issued and outstanding will be converted into the right to receive $18.50 in cash, without interest. On February 7, 2025, following the execution of the Merger Agreement, the Silver Lake Funds and Thoma Bravo Funds, which hold approximately 65% of our common stock, executed a stockholder written consent approving and adopting the Merger Agreement and the Transactions. No other approvals of our stockholders are required to complete the transaction.
Parent and Merger Subsidiary have secured committed financing, consisting of a combination of equity to be provided by investment funds affiliated with Turn River and certain other institutional equity co-investors, and debt financing to be provided by certain lenders, the aggregate proceeds of which, coupled with $225.0 million of the Company's available cash, will be sufficient for Parent to pay the aggregate merger consideration and all related fees and expenses of the Company, Parent and Merger Subsidiary.
We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business prior to the Effective Time. We are also subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals.
The Merger Agreement contains certain termination rights for us and Parent. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee. If the Merger Agreement is terminated in connection with us entering into an alternate acquisition agreement with respect to a superior proposal or due to our board changing its recommendation, including the failure to act, in support of the Merger, the termination fee payable by us to Parent will be of $119.2 million.
Upon termination of the Merger Agreement under other specified circumstances, Parent will be required to pay us a termination fee of $230.0 million. The termination fee by Parent will become payable if the Merger Agreement is terminated because Parent fails to consummate the Merger after certain conditions are met, if Parent breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, or if either party terminates because of the termination date described below, and at the time of such termination, we were otherwise entitled to terminate the Merger Agreement for either of the first two reasons above.
In addition to the foregoing termination rights, and subject to certain limitations, (i) we or Parent may terminate the Merger Agreement if the Merger is not consummated by November 7, 2025 and (ii) we and Parent may mutually agree to terminate the Merger Agreement.
If the Merger is completed, our common stock will no longer be listed on the New York Stock Exchange and we will become a privately held company.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement attached as an exhibit to our Current Report on Form 8-K filed with the SEC on February 7, 2025.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pending Merger” in Part II, Item 7 and Note 17. Subsequent Event in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Merger and the Merger Agreement.

Execution Core Principles
At the heart of everything we do as a company are five principles that guide our business and help explain why technology professionals and business leaders choose our products:
Focus on Technology Professionals and Business Leaders
We are committed to understanding technology professionals and business leaders and their challenges in managing the complex, ever-changing demands of business-critical IT environments and end-user experience delivery. We have a substantial customer base and community of technology professionals and leaders. We engage with them daily through digital marketing, customer success programs and online communications, including through THWACK, our online community that provides forums to registered members and tools and valuable resources. We also manage several corporate and company-sponsored blogs in which we provide perspectives and information relevant to the observability, IT management, database and service management markets, as well as web-based events designed to train and inform participants about deeper aspects of our products. These resources allow us to ask what a broad sample of technology professionals and business leaders need rather than react to a few opinions.
Build Great Products for the Entire Market
Organizations of all sizes have complex IT environments that make managing IT challenging. Our commitment to technology professionals and business leaders allows us to deliver products built to solve well-understood IT problems with simple, powerful and secure solutions built for the entire market, from very small businesses to the largest of global enterprises, regardless of whether their IT is self-hosted, hosted in the public or private cloud, or some combination of all.
We design our products to be easy to access, try, buy, deploy and use. Most of our offerings are built on the SolarWinds Platform, which allows our customers to purchase and implement these products individually and then add more of these products as needed or buy a combination of these products as an integrated offering. This allows customers to buy what they need when they need it and grow as their needs evolve. Over time, we intend to offer more and more of our products on the SolarWinds Platform, allowing customers the simplicity of buying additional products than they can today.
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
Selling From the Inside
We remain committed to the importance of selling from the inside. While we are implementing additional selling methods, we continue to follow a process and metrics-based approach that drives predictability and consistency. This approach has helped us add new customers and grow our relationships with existing customers.
The size and organization of our sales force enables us to reach thousands of technology professionals and leaders each day. We close transactions from the smallest and most simple to our largest and most complex deals efficiently and, in most cases, without the need for a traditional outside sales force, product customization or professional services. Depending on the needs and complexity of our end users’ environments, we now provide optional professional services offerings to assist with deployment. Our sales team uses a prescriptive approach designed to manage leads and quickly sell our products under our standardized pricing and contract terms. We believe our selling motion reflects how our customers prefer to do business.
We also recognize that technology professionals' preferences may not always match those of their organization's senior leadership. In our growth strategies described below, we address both audiences and sales motions.
Focus on the Long-Term Value of Our Relationship with Our Customers
When our customers experience the value of our products, our investment in our product portfolio and our responsiveness to their changing needs, they often expand their relationship with us and become our advocates within both their organizations and their networks of technology professionals. Customers often initially purchase one of our products to solve a known problem and then expand their purchases over time. The power of our approach is evidenced by our long-term relationships with our customers and reflected in our strong customer retention rates.
Growth Strategies
We intend to extend our leadership in observability and IT infrastructure management and grow our market share in adjacent areas, including IT service management and database performance management. The following are key elements of our land, adopt, expand and retain growth strategy designed to reach organizations ranging in size from very small businesses to large enterprises:
Execute Our Subscription-First Approach
We will lead with selling subscriptions first across our product portfolios through our self-hosted, multi-cloud, and hybrid solutions. This requires continuous engagement with our customers, and the ability to evolve customers forward as new offering capabilities are delivered.
Win New Customers
Our commitment to the value of selling from the inside allows us to win new customers in existing markets where the breadth and strength of our product offerings give us a competitive advantage. Our efficient marketing and sales model and powerful brand recognition and trust among technology professionals enable us to increase our customer base with practitioners and IT and business leaders whose IT management challenges require solutions that can grow as their needs expand and evolve.
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
Invest in and Grow Partner Channel
Channel partners are integral to our overall success in delivering an excellent customer experience and supporting and driving growth for our valued global channel partners. We are transforming our strategy, team, solutions and customer experience and increasing our focus on the channel growth and development of our partners.
Continue to Solve Old and New Problems
We intend to continue focusing on innovation and bringing new products and tools to market to address the problems technology professionals and leaders ask us to solve. We also intend to continue providing frequent feature releases to our existing products, quarterly releases for our self-hosted products and twice-monthly releases for our SaaS products. We are focused on enhancing the overall integration of our products to improve our value proposition and allow our customers to further benefit from expanding their usage of our products as their needs evolve.
Increase Our International Footprint
We believe a substantial market opportunity exists to increase our international footprint across all our product lines. Our observability and service desk products, which are currently sold primarily in North America, have strong international expansion potential. In recent years, we have made significant investments to increase our sales and marketing operations internationally and expect continued focus on our international sales and global brand awareness.
Expand into New Markets
We have successfully entered new markets and expanded our product offerings to solve broader challenges for our customers. For example, in recent years, we broadened our product offerings to address the database, storage, cloud and service desk markets. We intend to further expand into markets where the problems to be solved are well-understood, and our approach provides us with competitive advantages. In addition, as we seek to capture more expansion opportunities within our large customer base and with better visibility within key enterprise accounts, we have also added programs and technologies to support an account-based marketing motion which is designed to allow us to elevate the SolarWinds value proposition and establish a more strategic conversation with critical personas, including those individuals in senior leadership roles and the C‑suite.
Product Portfolio
We offer a broad portfolio of products built to provide full-stack observability as well as securely monitor and manage networks, systems, applications, storage, databases, websites and IT service desks. Our products monitor and manage applications and their supporting infrastructure, via an agent or agentlessly, regardless of whether that infrastructure is self-hosted, hosted in the cloud or deployed in a hybrid model.
Our product development is guided by a development framework that allows us to respond quickly to the market and deliver a broad suite of products designed to solve problems that are commonly understood and shared by our customers. Our core product development principles are:
1.We purpose-build products for technology professionals and business leaders.
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
IT Management Portfolio
Targeted at IT Ops, DevOps and SecOps professionals, our products provide monitoring and performance management with deep visibility into applications and the full IT stack, while remaining infrastructure location- agnostic. Our comprehensive, one-stop-shop product portfolio covers the needs of all IT professionals and business leaders and their hybrid IT environments:
•Our network management software suite provides real-time visibility into network utilization and bandwidth and the ability to quickly detect, diagnose and resolve network performance problems.
•Our infrastructure management products suite monitors and analyzes applications' performance and their supporting infrastructure, including servers, physical, virtual and cloud infrastructure, storage and databases. We also help our customers strengthen their security and compliance posture with our automated network configuration, log and event management, Security Information and Event Management (SIEM), access rights management, identity monitoring, server configuration monitoring and patching, and secure gateway and file transfer products.
•Our application performance management software suite enables visibility into log data, cloud infrastructure metrics, applications, tracing and digital experiences.
•Our IT service management software provides a robust and easy-to-use comprehensive, ITIL-compliant service desk solution for companies of all sizes. We help our customers manage their employee service challenge needs whether through simple ticketing or a powerful service desk solution, removing the manual burden of managing incoming tickets and tracking technology assets with the products' cutting-edge automation, artificial intelligence ("AI") and machine learning capabilities.
•Our suite of database performance management software monitors, analyzes, diagnoses, and optimizes database performance and operations for the Microsoft data platform, many other database management systems (DBMS) platforms, and traditional, open-source, and cloud-native databases, whether self-hosted, cloud-hosted or in hybrid models.
Evolving Monitoring to Observability and Beyond
Specialized monitoring solutions will continue to be relevant and needed to support customers' requirements, but to address the growing complexity faced by technology professionals and business leaders, we believe that we must evolve, further integrate and extend these point products into robust and extensive observability offerings on the SolarWinds Platform. Because of the continually elevated needs of the modern enterprise—and the intensifying complexity of the challenges IT practitioners and business leaders face—we believe that the future convergence of our SolarWinds Observability Self-Hosted (formerly Hybrid Cloud Observability) and SolarWinds Observability SaaS (formerly SolarWinds Observability) solutions on the SolarWinds Platform, enriched by our service management offerings, will deliver the solution these audiences have voiced in the input we have gathered from them. The SolarWinds approach to observability goes beyond conventional monitoring and the limited market definition of observability to accelerate problem resolution through cross-domain analytics and actionable intelligence, delivering greater visibility, service dependency insight, and operational predictability.
•SolarWinds Observability Self-Hosted is a comprehensive, integrated, and full-stack observability solution built to integrate data across the IT ecosystem, including networks, servers, applications and databases.
•SolarWinds Observability SaaS delivers unified and comprehensive visibility for cloud-native, custom web applications. It combines digital experience, application, network, infrastructure, log and database monitoring to help ensure optimal service levels and user satisfaction with key business services.
We have also introduced integrations between our service management and observability offerings to help technology professionals reduce the mean time to detect and resolve issues.

Monitoring & Observability

IT Service Management

NETWORKS
INFRASTRUCTURE
DATABASES
APPLICATIONS
USER EXPERIENCE
IT SECURITY
INCIDENTS
SERVICES
ASSETS
CONFIGURATIONS
LIFECYCLES
KNOWLEDGE
AI-POWERED PLATFORM

OUTCOMES

Tools Consolidation | Operational Resilience | Service Excellence | Cost Optimization | Automation

© 2025 SolarWinds Worldwide, LLC. All rights reserved.

Our Customers
As of December 31, 2024, we had over 300,000 customers worldwide. We define customers as individuals or entities that have purchased one or more of our products under a unique customer identification number since our inception for our perpetual license products and individuals or entities that have an active subscription for at least one of our subscription products. Each unique customer identification number constitutes a separate customer regardless of the amount purchased. We may have multiple purchasers of our products within a single organization, each of which may be assigned a unique customer identification number and deemed a separate customer.
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
As the landscape for IT infrastructure and software deployment worldwide rapidly changes to meet businesses’ evolving needs, IT performance, speed, availability and security have become critical to business strategy. The job of the technology professionals who deploy and manage these environments—and the business leaders who are responsible for the performance of both internal and external end-user experiences—is more challenging than ever.

Growing IT Complexity Creates Significant Challenges for Organizations
Together with the increasing complexities of hybrid and distributed workforces, intensifying cyber threats, and the intricacies of modernizing applications and multi-cloud migrations, technology professionals and leaders must balance the realities of budget and resource constraints.
As organizations deploy and rely on a mix of self-hosted, public and private cloud and hybrid IT environments to support their business transformations, they require observability, monitoring and management solutions that work across their increasingly complex environments and provide full visibility into the performance of the entire IT stack.
Empowerment of the Technology Professional
The technology professionals charged with managing these complex and business-critical infrastructures are increasingly responsible for making technology choices to help ensure the IT infrastructure's performance meets the business's needs. Additionally, the democratization of IT spend has expanded influence in software purchase decisions from only the highest levels of an organization’s IT department to technology professionals, who can offer additional perspectives from those of CIOs or other IT decision-makers. We have found that technology professionals prefer to trial software products in real time to determine if the products meet their needs. They also want the flexibility to select from a range of IT management products to find those best suited to address their specific challenges. In this environment, technology professionals are among the biggest influencers of software-purchasing decisions within their organizations. Further, the technology professionals who have relied on SolarWinds continue to trust us as their careers progress, and we routinely engage with CIOs and other IT leaders who bring us into their organization as they move up in leadership ranks.
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
Marketing and Sales
We market and sell our products directly to technology professionals and business leaders with a primarily low-touch, high-velocity digital marketing and sales motion that we believe is unique and hard to replicate in the software industry. Our marketing efforts and selling motion allow us to effectively capture demand and maintain high levels of sales productivity at low customer acquisition costs.
We target our marketing efforts and selling motion directly at network, systems, applications, database, DevOps and SecOps professionals and leaders within organizations. We believe this approach provides us with a significant advantage in today’s environment in which purchasing influence and power largely resides with the technology professionals and leaders themselves.
Technology professionals often find our products when they are online searching for a solution to address a specific need and use our full-featured trials to experience our purpose-built, powerful, and easy-to-use products in their environments. These experiences often lead to initial purchases of one or more products and, over time, purchases of additional products and advocacy within their organizations and professional networks.
As these technology professionals advance through their careers and rise in seniority to take on IT leadership roles, they routinely engage SolarWinds to either scale up to meet broader challenges for their organizations or introduce SolarWinds when they move to a new organization.
Marketing
We have built a highly flexible and analytics-driven direct marketing model designed to efficiently drive website traffic and high-quality leads that are typically trials of full-featured products from our websites. By providing trials of full-featured products, we enable prospective customers to easily explore the capabilities of our products and easily transition from trial to sale. We also have a marketing motion directed at current customers designed to educate them about features of products they own, products they do not yet own, and how to trial new products.

We use a wide range of digital marketing tools including search engines, targeted email campaigns, localized websites, virtual events, free IT management tools, display advertising, affiliate marketing, account-based marketing, social media, e‑book distribution, video content, blogging and webcasts.
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
Our sales organization is divided into our dedicated sales team and our retention and maintenance renewal team. Our dedicated sales team focuses on selling new products to new and existing customers and transitioning our maintenance customers to our subscription offerings. Our dedicated sales team receives high-quality leads from our marketing motion and engages with the prospect to close the sale. We adhere to a disciplined, data-driven approach to converting leads quickly and efficiently based on our understanding of the prospect’s specific product demands and the inflection points in the selling process. As we expand and evolve our sales motion, we also intend to grow our partner relationships and routes to market.
Our retention and maintenance renewal team focuses on renewing our subscription and maintenance agreements with our customers and transitioning our maintenance customers to our subscription offerings. Our conversations with these customers begin months before the renewal date to support our customers, and we work with them through the renewal process.
Partners
We sell our software through a variety of partners to supplement and complement our direct sales force, expand our global presence, reach various market segments and help us to initiate and fulfill sales orders from state, local and federal governments and those commercial customers that prefer to make purchases through a partner. We contract directly with end customers when we sell our products through channel partners. We have partners who proactively create demand for our products and bring new opportunities and customers to us. Our partner network includes channel partners, cloud service providers, global systems integrators, technology distributors, value-added resellers and managed service providers. In October 2022, we announced our partner program, which provides incentives to drive partner demand and resources to enable partners to position SolarWinds more effectively and efficiently.
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
In our software development process, we work closely with our user community to build what is needed for the problems technology professionals face every day. This includes regularly having a subset of our customers participate in validating that our product use cases and features will solve their problems.
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
•ease of use;
•low total cost of ownership;
•flexible deployment models, including self-hosted, multi-cloud or hybrid environments;
•breadth of vendor capabilities and the ease with which customers can expand as their needs evolve;
•strength of sales and marketing efforts; and
•focus on customer success.
We believe that we compete effectively across these factors as our products and marketing efforts have been designed with these criteria as guideposts.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. As of December 31, 2024, we owned 34 issued U.S. patents and 238 issued foreign patents, with expiration dates ranging from October 2026 to August 2041. We have also filed approximately 22 currently pending patent applications, but we cannot guarantee that patents will be issued with respect to our current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
We endeavor to enter into confidentiality and invention assignment agreements with our employees and contractors and with parties with which we do business to limit access to and disclosure of—and safeguard our ownership of—our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop competitive technologies or infringe on our intellectual property, and policing unauthorized use of our technology and intellectual property rights can be difficult. The enforcement of our intellectual property rights also depends on any legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed.
Furthermore, effective patent, trademark, trade dress, copyright and trade secret protection may not be available in every country where our products are available or we have operations. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

Human Capital Management
As of December 31, 2024, we had 2,107 employees, of which 728 were employed in the United States and 1,379 were employed outside of the United States. We strive to be a people-first company and believe we have a positive relationship with our employees, which we continue to nurture and develop. We are not a party to any collective bargaining agreement. In certain of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils and/or industry-wide collective bargaining agreements.
Our mission is to enrich the lives of the people we serve: our employees, customers, shareholders, partners, and communities. Our success is the result of our talented, experienced, and high-performing employees across our organization, including functions such as research and development, sales and marketing, partner success and general and administrative.
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
Total Rewards
Our Total Rewards philosophy is built on the principles of equitable and market competitiveness to attract, retain, and engage diverse talent. We offer comprehensive benefits designed to support the overall well-being of our employees. Our benefits programs extend across our global employee populations, ensuring tailored packages that align with local market practices and the competitive landscape. In addition, we provide globally accessible support programs, including an Employee Assistance Program (EAP) and a well-being program that offers online resources for mental health and life challenges. We are committed to continuously reviewing and enhancing our programs based on employee feedback to ensure they remain valuable, relevant, and impactful.
People Culture and Engagement
Our culture and experience philosophy starts with what we call "Solarian Life and Communities," which encompasses enriching employees’ lives through continuous engagement and proliferating our CARE values across internal and external communities. Our communities span inclusion and belonging, wellness, sustainability, and giving and are all managed by a group of volunteer employees that we call "Culture Connectors." Managed and enabled by our culture and engagement team, these Culture Connectors run live events, asynchronous activities and challenges, and open-forum roundtable discussions to ensure our culture energizes and engages our employees. Central to this is a rich, transparent, and omnichannel communications strategy that bridges the gap between executives and individual contributors, keeps employees informed on important company developments, and provides centralized places to connect and share with other employees.
People Development
Our growth philosophy is driven by the desire for our employees to constantly learn, continuously improve, and eternally evolve. We invest significant resources to actively foster a learning culture throughout the company and to empower our employees to drive their personal and professional growth by equipping them with various learning programs, and extensive onboarding and training programs. Our learning programs are available for our employees at all levels of career progression and include e-learning programs, live classes, diversity and inclusion training, mentoring communities, customized learning workshops, management enablement and skills training for current, new and future managers, and employee wellness programs. We believe that by empowering our employees as they strive to grow personally and professionally, we will be able to build a flexible and resilient workforce and maintain and nurture a robust pipeline of talent to fuel our future growth and strategy.

Cyber Incident
On December 14, 2020, we announced that we had been the victim of a cyberattack on our Orion Software Platform and internal systems, or the “Cyber Incident.” For further information about the Cyber Incident, see “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cyber Incident” included in Item 7 of Part II of this Annual Report on Form 10-K and Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
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
Risks Related to the Pending Merger
•The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the consummation of the Merger, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
•The announcement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
Risks Related to Our Technology and Cybersecurity
•Cyberattacks and other security incidents have resulted, and in the future may result, in compromises or breaches of our and our customers’ systems or data, the insertion of malicious code, malware, ransomware or other vulnerabilities into our systems and products and in our customers’ systems, the exploitation of vulnerabilities in our and our customers’ environments, theft or misappropriation of our and our customers’ proprietary and confidential information, interference with our and our customers’ operations, exposure to legal and other liabilities, higher customer, employee and partner attrition, negative impacts to our sales, renewals and upgrade and reputational harm and other serious negative consequences, any or all of which could materially harm our business.
•Interruptions or performance problems associated with our internal infrastructure, and its reliance on technologies from third parties, may adversely affect our ability to manage our business and meet reporting obligations.
•Interruptions or performance problems associated with our products, including disruptions at any third-party data centers or public cloud providers upon which we rely, may adversely impact our results of operation and reputation and impair our ability to support our customers.
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
Risk Factors
Risks Related to the Pending Merger
The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the consummation of the Merger, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition and stock price.
On February 7, 2025, we agreed to merge with a subsidiary of Starlight Parent, LLC, an entity formed by affiliates of private equity investment firm Turn/River Capital. Completion of the proposed Merger is subject to the satisfaction of various conditions, including the receipt of approvals from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The proposed Merger gives rise to inherent risks that include:
•if the Merger is not completed, the share price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;
•the amount of the cash to be paid under the Merger agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;
•the ability of Turn/River and their affiliates to obtain the necessary funds to complete the Merger;
•potential stockholder litigation relating to the Merger could prevent or delay the Merger or otherwise negatively impact our business and operations;

•the requirement to pay a termination fee of $119.2 million if we terminate the Merger Agreement under certain circumstances;
•developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the proposed Merger; and
•the risk that if the proposed Merger is not completed, the market price of our common stock could decline, investor confidence could decline, stockholder litigation could be brought against us, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.
The announcement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
In connection with the proposed Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger, and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.
The proposed Merger could cause disruptions to our business or business relationships with our existing and potential customers, suppliers, partners, vendors, and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Merger may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business. It may also divert management’s time and attention from the day-to-day operation of our business and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the pending Merger is consummated. We also could be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the Merger and result in significant costs and expenses.
Any of the foregoing, individually or in combination, could materially and adversely affect our business, financial condition and results of operations and prospects.
While the Merger Agreement in in effect, we are subject to certain interim covenants.
The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us, without Turn/River’s approval, from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may adversely affect our ability to execute our business strategies and attain financial and other goals and may adversely impact our financial condition, results of operations and cash flows.
Risks Related to Our Technology and Cybersecurity
Cyberattacks and other security incidents have resulted, and in the future may result, in compromises or breaches of our and our customers’ systems or data, the insertion of malicious code, malware, ransomware or other vulnerabilities into our systems and products and in our customers’ systems, the exploitation of vulnerabilities in our and our customers’ environments, theft or misappropriation of our and our customers’ proprietary and confidential information, interference with our and our customers’ operations, exposure to legal and other liabilities, higher customer, employee and partner attrition, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business.
We are heavily dependent on our technology infrastructure to operate our business, and our customers rely on our products to help manage and secure their own IT infrastructure and environments, including their and their customers’ confidential information. Despite our implementation of security measures and controls, our systems and those of third parties upon whom we rely are vulnerable to attack from numerous threat actors, including sophisticated nation-state and nation-state-supported actors (including advanced persistent threat intrusions), as well as events that may arise from human error, fraud or malice on the part of employees, contractors or other third parties as well as other insider threats. In addition, as AI capabilities improve and are increasingly adopted, we may see cyberattacks created through AI or leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. Threat actors have been, and may in the future be, able to compromise our security measures or otherwise exploit vulnerabilities in our IT systems or products, including vulnerabilities that may arise from, or have been introduced through, the actions, inactions or errors of our employees or contractors or defects in the design or manufacture of our products and systems or the products and systems that we procure from third parties. In addition, our legacy products have been and may in the future be more vulnerable to compromise. Vulnerabilities may also arise from, or be introduced through our or our customers and partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI-generated source code. As a result, threat actors have been, and may in the future be, able to breach or compromise our IT systems, including those which we use to design, develop, deploy and support our products, and access and misappropriate our, our current or former employees’ and our customers’ proprietary and confidential information, including our software source code, introduce malware, ransomware or vulnerabilities into our products and systems and create system disruptions or shutdowns. In addition, our customers have in the past and may in the future incorrectly configure our software, which has resulted in and may in the future result in loss or a breach of business data or other security incidents. We also work with third-party researchers in an attempt to limit our customers’ exposure to security incidents they may experience as a result of using our products. Such security researchers and other individuals have and will likely continue to actively search for, publish and/or exploit actual and potential vulnerabilities in our products which have and may in the future compromise our systems and put our customers at risk. We also rely on third-party and open-source software that has in the past and may in the future contain bugs, vulnerabilities, or errors that have been or in the future could be exploited or disclosed before a patch or fix is available. By virtue of the role our products play in helping to manage and secure the environments and systems of our customers, attacks on our systems and products can result in similar impacts on our customers’ systems and data.
Moreover, the number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks such as the Cyber Incident, malware, ransomware, viruses, denial of service attacks, insider threats and phishing, deepfake and social engineering attacks, continue to evolve at a rapid pace. In particular, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our solutions and networks or the systems and networks of third parties that support us and our solutions. As a result, we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. We have experienced, and may in the future experience, security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our systems, our products, the proprietary data contained therein, our customers and ultimately, our business. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address identified vulnerabilities in our products, we and such third parties must make determinations as to how we prioritize developing and deploying the respective fixes, which can delay, limit or prevent development or deployment of a mitigation and harm our reputation. We have and continue to expend significant financial and development resources to address and eliminate vulnerabilities. Likewise, even once a vulnerability has been addressed, for certain of our products, the fix will only be effective once a customer has updated the impacted product with the latest release, and customers that do not install and run the latest supported versions of our products may remain vulnerable to attack. Additionally, we use third-party service providers to provide some services to us that involve the cloud hosting, storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they could experience operational outages, or various cybersecurity threats, suffer cybersecurity incidents, or other security breaches, which would adversely impact our business.

Cyberattacks and other security incidents such as phishing schemes, have resulted, and in the future may result, in numerous risks and adverse consequences to our business, including that:
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
Interruptions or performance problems associated with our products, including disruptions at any third-party data centers or public cloud providers upon which we rely, may adversely impact our results of operation and reputation and impair our ability to support our customers.
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
Lastly, our ongoing transition from self-hosted network management products to cloud-native SaaS offerings has also altered our information security risk landscape, as more responsibility for data security has been transferred to us and our third-party service providers. Furthermore, in cloud environments, we are exposed to additional security risks, such as compromised credentials and hijacked accounts, and we bear greater responsibility for securing our and our customers’ data against unauthorized access, data breaches, and other cybersecurity threats. The transition to cloud-native SaaS offerings has also increased our exposure to risks related to the protection of sensitive information processed through these solutions. If unauthorized access to or use of such information or systems occurs, despite data security measures and third-party commitments to protect them, our results of operation, reputation, and relationships with our customers could be adversely impacted.
As a result of the Cyber Incident, we are subject to pending litigation with the SEC, which has resulted in additional costs and expenses, the diversion of management’s attention, unfavorable publicity and a negative impact on employee morale, and in the future could result in additional costs and potential penalties, as well as a bar against our Chief Information Security Officer from serving as an officer or director of a publicly traded company.
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
The Company disputes the allegations made in the SEC Complaint and intends to defend itself in this matter. Although the District Court for the Southern District of New York has entered an order granting in large part the Company's motion to dismiss, any adverse resolution of the remaining claim could still have an impact on our reputation, business, financial condition, results of operation, cash flow or stock price. Furthermore, publicity surrounding the SEC Complaint has had an adverse impact on our reputation and could in the future have an adverse impact on our reputation, business, financial condition, results of operations or cash flows. We have incurred and will continue to incur legal and other expenses in connection with this matter, including as a result of our requirement to indemnify certain current and former officers with respect thereto. Moreover, we have exhausted our coverage limits under our applicable insurance policies and will therefore be required to cover such costs without insurance reimbursement.
The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, customer, employee and partner relations, results of operations, financial condition and cash flows.
The Cyber Incident has harmed, and may continue to harm, our reputation and brand positioning, our customer, employee and partner relations and our operations and business as a result of both the impact it has had on our relationships with existing and prospective customers and the significant time and resources that our personnel have had to devote to responding to the Cyber Incident. We have expended significant costs and expenses related to the Cyber Incident, including in connection with our investigations and our compliance with applicable laws and regulations as well as our remediation efforts and our measures to address the damage to our reputation, customer, employee and partner relations. In addition, we have and expect to continue to expend significant costs in connection with our Secure by Design and related initiatives.
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
Further, the Cyber Incident has emboldened and in the future may continue to embolden other threat actors to further target our systems, which could result in additional harm to our business, reputation, intellectual property, results of operations and financial conditions. Although we have deployed and expect to continue to deploy significant resources as part of our Secure by Design plan, we cannot ensure that our steps to secure our internal environment, improve our software development and build environments and protect the security and integrity of the products that we deliver will be successful or sufficient to protect against future threat actors or cyberattacks or perceived by existing and prospective customers as sufficient to address the harm caused by the Cyber Incident.
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
•changes in the timing of our revenue recognition and revenue growth as a result of conversions from maintenance to time-based subscriptions as well as conversions from time-based subscriptions to SaaS offerings;
•fluctuations in our revenues as a result of multi-year arrangements for time-based subscriptions;
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
•the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure, including third-party hosting costs, and customer acquisitions;

•our ability to increase and manage the growth of our international operations, including our international sales force and international development and operations, and our ability to manage the risks associated therewith, including increased turnover rates;
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
•general economic, industry and market conditions that impact expenditures for enterprise IT management software globally;
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
In addition, the success of our digital marketing initiatives depends in part on our ability to collect customer data and communicate with existing and potential customers online and through phone calls. As part of the product evaluation trial process, our customer events and during our sales process, our customers are presented with options to agree to receive emails and other communications from us. We also use tracking technologies, including cookies and related technologies, to help us track the activities of the visitors to our websites and in our products. However, as discussed in greater detail below, we are subject to a wide variety of data privacy and security laws and regulations in the U.S. and internationally that affect our ability to collect and use customer data and communicate with customers through email and phone calls. Many jurisdictions have proposed or adopted laws that restrict or prohibit unsolicited email or “spam” or regulate the use of cookies and tracking technologies, including the European Union’s General Data Protection Regulation and ePrivacy Directive. These laws and regulations may impose significant monetary penalties and/or other enforcement actions for violations of the complex and often burdensome requirements in connection with sending commercial emails or other data-driven marketing practices. As a result of such regulation, we may be required to modify or discontinue our existing marketing practices, which could increase our marketing costs and/or limit the number of customers or prospects to whom we can market.
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
We currently derive our revenue from a combination of subscription revenue from the sale of observability, application performance management and service desk products, and license and maintenance revenue from the sale of our self-hosted network, systems, storage and database management perpetual license products. As we continue our evolution from monitoring to observability and our subscription-first approach, our revenue mix has shifted, and we expect it to continue to shift, to a greater percentage of subscription revenue, resulting in variation in the timing of how and when we recognize revenue. This shift to a subscription model depends on customer choice, and we may not be successful in converting our customers from perpetual licenses to subscription licenses which may lead to customer attrition or slower revenue growth. In addition, as a part of this shift, we continue to make changes to how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we build and deliver our technology are ineffective, our business could be harmed. Whether our solutions transformation will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, customer acceptance of our subscription products, renewal and expansion rates, our ability to further develop and scale our cloud-based infrastructure, our pricing and our costs. If we do not successfully execute this transition, our business and future operating results could be adversely affected.
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
We have international operations in the Republic of Ireland, the United Kingdom, Canada, the Czech Republic, Poland, Germany, France, India, Sweden, Israel, Australia, Japan, South Korea, Turkey, Singapore, the Philippines, the United Arab Emirates and the Kingdom of Saudi Arabia and we market and sell our products worldwide. We expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. Our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:
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
We operate in a highly competitive, fragmented and evolving industry. Competition in our market is based primarily on brand awareness and reputation; product capabilities, including scalability, performance, security and reliability; ability to solve problems for companies of all sizes and infrastructure complexities; ease of use; total cost of ownership; flexible deployment models, including self-hosted, in the cloud or in a hybrid environment; strength of sales and marketing efforts; and focus on customer service. We often compete to sell our products against existing products or systems that our potential customers have already made significant expenditures to install. Many of our current and potential competitors enjoy substantial competitive advantages over us, such as greater brand awareness and substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. Given their larger size, greater resources and existing customer relationships, our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards or customer and end-user requirements.
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
Our business requires certain expertise and intellectual capital, particularly within our management team. We rely on our management team in the areas of operations, security, marketing, sales, research and development, support and general and administrative functions. The loss of one or more of our management team could have an adverse effect on our business. In recent years, we have made significant changes, and may make additional changes in the future, to our senior management team and other key personnel. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business and negatively impact employee morale. In addition, we cannot provide assurances that key personnel, including our executive officers, will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future.
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
We depend on the U.S. federal government in certain calendar quarters for a meaningful portion of our self-hosted license sales, including maintenance renewals associated with such products, as well as our time-based subscription offerings, and orders from the U.S. federal government are often unpredictable and subject to certain challenges. The delay, disruption or loss of these sales may harm our operating results.

A portion of our self-hosted license sales, including maintenance renewals associated with such products, as well as sales of our time-based subscription offerings, are to a number of different departments of the U.S. federal government. In certain calendar quarters, particularly the first and third calendar quarters, this portion may be meaningful. Any factors that cause a decline, delay or disruption in government expenditures generally or government IT expenditures in particular could cause our revenue to grow less rapidly or even to decline. Following the Cyber Incident, our government contracts have received enhanced scrutiny and negative media attention. If we are unable to secure the data we maintain, our ability to maintain our existing and acquire new government contracts may be substantially impacted. Other challenges include, but are not limited to, constraints on the budgetary process, including changes in the policies and priorities of the U.S. federal government, continuing resolutions, adherence to government audit and certification requirements such as FedRAMP, OMB Memo 22-18 and the NIST Secure Software Development Framework, debt ceiling disruptions, deficit-reduction legislation, and any shutdown or default of the U.S. federal government. Furthermore, sales orders from the U.S. federal government tend to be dependent on many factors and thus the timing of the procurement process can be unpredictable. Any sales we expect to make in a quarter may not be made in that quarter or at all, and our operating results for that quarter may therefore be adversely affected.
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
Our product portfolio has grown from self-hosted network management products to broad-based self-hosted systems monitoring and management products, products for the growing multi-cloud markets and cloud-native SaaS offerings. We offer a broad portfolio of observability, IT management and service management products designed to solve the strategic and day-to-day problems encountered by technology professionals and leaders managing complex IT infrastructure, spanning self-hosted, multi-cloud, and hybrid IT environments. We utilize AI and machine learning in some of our products, and we believe this may be a significant enabler for driving value for customers within our product portfolio. Our long-term growth depends on our ability to continually enhance and improve our existing products and develop or acquire new products that address the common problems encountered by technology professionals and leaders on a day-to-day basis in evolving observability, IT management and service management markets. The success of any enhancement or new product depends on a number of factors, including its relevance to our existing and potential customers, timely completion and introduction and market acceptance. As with many developing technologies, AI presents risks and challenges that could affect further development, adoption and use, including flawed algorithms, poor quality, incomplete datasets or biased data practices. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. In addition, new products and enhancements, including any AI-based applications, that we develop or acquire may not sufficiently address the evolving needs of our existing and potential customers, may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate the amount of revenue necessary to realize returns on our investments in developing or acquiring such products or enhancements. In addition, if our expanded product portfolio, in particular our cloud-native SaaS offerings, do not garner widespread market adoption, or there is a reduction in demand due to a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies or decreases in corporate spending, our financial results could suffer. If our new products and enhancements are not successful for any reason, certain products in our portfolio may become obsolete, less marketable and less competitive, and our business will be harmed.
If we are unable to develop and maintain successful relationships with channel partners, our business, results of operations and financial condition could be harmed.
We have established relationships with certain channel partners to distribute our products and generate sales opportunities, particularly internationally. We believe that continued growth in our business is dependent in part upon identifying, developing, and maintaining strategic relationships with our existing and potential channel partners, such as resellers, managed service providers, or MSPs, as well as hyperscalers and general systems integrators and this can drive substantial revenue and provide additional valued-added services to our customers. These partners form an increasingly important element of our go to market motion worldwide, and accordingly any changes to these relationships may have a significant impact on our market strategy. Our agreements with these business partners are non-exclusive, meaning our partners may offer customers the products of several different companies, including products that compete with ours. They may also cease selling or marketing our products with limited or no notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market or sell our products. In addition, these strategic relationships may disrupt our direct and indirect sales motions and marketing efforts, lengthen our sales cycles, or create conflict within our sales channels, each of which could negatively impact our business. If we fail to identify appropriate or additional channel partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently distributing and deploying our products, our business, results of operations and financial condition could be harmed. If our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, or fail to meet their contractual and/or compliance obligations, our reputation and ability to grow our business may also be harmed. In addition, many countries have antitrust, competition or anti bribery laws which are constantly developing and actively enforced by regulators. If our channel strategy develops in a way that inadvertently breaches these laws, we may be subject to litigation, regulatory scrutiny, fines or other enforcement action. Our channel strategy is evolving and we may be subjected to lawsuits, regulatory scrutiny or investigations, potential liability or reputational harm if a channel partner does not abide by their contractual obligations as a SolarWinds partner or our representatives fail to follow applicable policies.
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
Recent macroeconomic conditions, including as a result of the wars in Ukraine and Israel, rising escalations in the Middle East, geopolitical tensions involving China and changes resulting from the new U.S. presidential administration have created significant volatility, uncertainty and disruption in the global economy, while the U.S.

capital markets have experienced and continue to experience volatility and disruption. Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. Any prolonged weakening of the economy in the United States, or other North American, Latin American, or South American countries, EMEA, APJ and of the global economy, increased inflation, rising interest rates, increased tariffs, more limited availability of credit, supply chain and energy markets disruptions, a reduction in business confidence and activity, decreased government spending, armed conflicts, international sanctions, and other difficulties may affect one or more of the sectors or countries in which we sell our products. These global macroeconomic conditions have caused and may continue to cause some of our customers or potential customers to curtail spending generally or IT management spending specifically, and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. These adverse conditions could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.
The extent to which these macroeconomic conditions may continue to impact our business, results of operations and financial condition is uncertain and will depend on numerous evolving factors outside of our control that we are not able to accurately predict, including: the duration and scope of the conflicts in Ukraine and Israel; business failures, reductions in information technology spending, late or missed payments, or delays in purchasing decisions by our customers, their end-customers and our prospective customers, and the resulting impact on demand for our products, our ability to collect payments for our products or our ability to add new customers and retain existing customers; our ability to continue to effectively market, sell and support our products through disruptions to our operations, the operations of our customers and partners and the communities in which our and their employees are located; and risks associated with exposures of our information technology systems to potential cyber interference and disruption of work activities based on availability and performance of internet access in the regions in which our employees reside as a result of certain of our employees being engaged in remote work from their homes.
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
In order to expand our business, we have made acquisitions in the past and may continue to do so in the future. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Our past acquisitions and any mergers and acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:
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
The long-term effects of climate change on the global economy and the technology industry in particular are unclear; however, there are inherent climate-related risks everywhere business is conducted. Climate-related events, including the increasing frequency of extreme weather events such as drought, water scarcity, heat waves, cold waves, flooding, and wildfires, and their impact on regional short-term systemic failures in the U.S. and elsewhere, have the potential to disrupt our business, our third-party vendors, and/or the business of our customers and their end users, and may cause us to experience higher attrition, losses, and additional costs to maintain and resume operations. For instance, extreme weather conditions can damage infrastructure, leading to power outages or interruptions in internet services, which are critical for our operations. While we employ the use of cloud technologies, we also store some data in physical data centers which depend on predictable and reliable energy and networking capabilities, which could be affected by a variety of factors, including climate change. In addition, if new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws. These costs may be incurred across various levels of our supply chain to comply with new environmental regulations, taxes and penalties, which could cause us to incur increased costs to satisfy service obligations to customers. We are also subject to new regulations, including the Corporate Sustainability Reporting Directive in the European Union, and may in the future be subject to increased worldwide regulations, reporting requirements, and standards, or expectations regarding the environmental impacts of our business. These have and may in the future result in increased compliance costs, and any untimely or inaccurate disclosure could adversely affect our reputation, business, or financial performance.
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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data as well as the security of our infrastructure. These data protection, security and privacy-related laws and regulations continue to evolve and have resulted in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state data protection and breach notification laws. If we experience another security incident like the Cyber Incident with a personal data or other privacy-related issue, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any customers whose information was disclosed, which could further harm our reputation and business and may result in a loss of customers or investigations, claims and other related costs and expenses.
Other states and countries have enacted different requirements for protecting personal information collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union (“EU”), the United Kingdom (“UK”) and other jurisdictions. For example, Brazil (LGPD), China (PIPL), Canada (CPPA), India (DPDP) and Europe (GDPR) have all passed privacy and data security laws and in some cases are planning to enact additional laws and regulations. The GDPR has an extra territorial effect and may apply outside of Europe. Given that the enforcement and guidance issued by authorities on these laws continues to develop, we cannot determine with certainty the impact such existing and future laws, regulations and standards will have on our business or the businesses of our customers.
Additionally, our business and our products use AI and/or machine learning internally and via third-party vendors, and these technologies are increasingly subject to the growing attention of regulators and lawmakers. We may use generative AI to develop code and this could raise risks relating to intellectual property ownership and security. Laws, directives and regulations governing the use of AI may be adopted domestically and globally, and this may impact our business and our products, and restrict our ability to develop products in this space or hinder our ability to sell our existing products. In addition, such laws may conflict with practices or products already in place, or in development. Furthermore, customers, such as those in highly regulated industries, may be sensitive to the use of generative AI and/or machine learning and these customers may be reluctant to buy our products if we incorporate generative AI or use third-party generative AI internally. If we are unable to provide adequate assurances to customers surrounding our use of generative AI and/or machine learning, we risk losing existing customers and/or reduced sales. Conversely, failing to adopt generative AI may put us at a competitive disadvantage.
Failure to comply with any of the laws concerning privacy, data protection, AI and information security could result in enforcement action against us, including fines, the suspension of data flows from one jurisdiction to another, public reprimands, imprisonment of company officials and public censure, claims for damages by end customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end customers and prospective end customers), any of which could have a material adverse effect on our operations, financial performance and business. In addition, we could suffer adverse publicity and loss of customer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information and other commercially sensitive or confidential information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability because of any security incidents. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time or suspend data flows as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in connection with any security incident may result in significant costs.
Additionally, our business efficiencies and economies of scale depend on generally uniform product offerings and uniform treatment of customers across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose added costs on our business and can increase liability for compliance deficiencies. Finally, the regulatory framework for the protection of personal data differs from jurisdiction to jurisdiction. Given the speed with which this area is developing internationally and the lack of global harmonization with regard to data protection and security laws, there is a risk that compliance with one data protection or security regime may lead to noncompliance with another, which could lead to regulatory scrutiny, litigation, enforcement action, fines or damages awards, and reputational harm to our business.
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
As internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. In addition to data privacy and security laws and regulations, taxation of products and services provided over the internet or other charges imposed by government agencies or by private organizations for accessing the internet may also be imposed. Any regulation imposing greater fees for internet use or restricting information exchange over the internet could result in a decline in the use of the internet and the viability of internet-based services and product offerings, which could harm our business and operating results. The technology industry is also subject to intense media, political, and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies including laws relating to AI and machine learning. Laws, regulations and governmental policies in this area are rapidly changing. For example, the prior U.S. presidential administration signed an Executive Order on AI in October 2023 establishing guidelines for AI development and use, which was rescinded in January 2025. In December 2023, the European Union passed the AI Act. Although part of the AI Act came into effect in August 2024, it will not be fully enforceable until August 2026. Like GDPR, the AI Act is extra territorial in scope so may apply outside of Europe and its immediate impact is likely to be significant. The AI Act categorizes AI systems based upon risk, with some uses of AI prohibited entirely under the AI act. If we are using AI in a way that is prohibited under the AI Act, we may be exposed to complaints, litigation, negative publicity, or regulatory action including monetary penalties. Additionally, we may be directed by regulators to withdraw any non-compliant AI systems we provide from use. Therefore, the costs of compliance with the AI Act are likely to be significant. The AI Act may be seen as a benchmark for regulation and may accelerate and/or inform the drafting by other countries enacting similar laws or regulations. These new laws or regulations could have impacts on us, even if they are not intended to affect our company. The AI Act and any other new laws or regulations could require us to change our products and services or alter our business operations, which could harm our business or open us up to additional scrutiny by new AI regulators.
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
As of December 31, 2024, we had 34 issued U.S. patents and have also filed patent applications, but patents may not be issued with respect to these applications. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.
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
As of December 31, 2024, our total indebtedness was $1.2 billion and we had $130 million available for additional borrowing under our credit facilities. Our net interest expense during the years ended December 31, 2024, 2023 and 2022 was approximately $103.8 million, $115.8 million and $83.4 million, respectively.
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
•shifts in the mix of revenue attributable to subscriptions, including multi-year deals from quarter to quarter, including the mix of revenue from time-based subscription offerings and SaaS offerings;
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

•general global macroeconomic conditions and trends, including market impacts related to the wars in Ukraine and Israel, rising escalations in the Middle East, geopolitical tensions in China, disruptions in the global supply chain and energy markets, inflation, increased tariffs and changes in interest rates;
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
As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the NYSE. Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses as compared to when we were a private company. For example, as a public company, we have had to institute a more comprehensive compliance function, comply with rules promulgated by the NYSE, prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws, maintain effective disclosure controls and procedures and internal controls for financial reporting, review and maintain internal policies, such as those relating to insider trading, and involve and retain to a greater degree outside counsel and accountants in the above activities. In addition, being a public company subject to these rules and regulations has made it more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2024, we had 171,566,604 shares of common stock outstanding.
In addition, as of December 31, 2024, there were 113,430 shares of common stock subject to outstanding options, 9,960,353 shares of common stock to be issued upon the vesting of outstanding restricted stock units and 2,253,709 shares of common stock that may be issued upon the vesting of outstanding performance stock units. We have registered all of the shares of common stock issuable upon the exercise, vesting or settlement of these awards, and any other equity incentives we may grant in the future, for public resale under the Securities Act. We also provide eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share through our ESPP. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to compliance with applicable securities laws.
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
The Sponsors beneficially owned in the aggregate 65.0% of our common stock as of December 31, 2024. The Sponsors have entered into a stockholders’ agreement whereby they each agreed, among other things, to vote the shares each beneficially owns in favor of the director nominees designated by Silver Lake and Thoma Bravo, respectively. As a result, Silver Lake and Thoma Bravo could exert significant influence over our operations and business strategy and together have sufficient voting power to effectively control the outcome of matters requiring stockholder approval. For example, on February 7, 2025, the Silver Lake Funds and the Thoma Bravo Funds executed a written consent approving the Merger, as a result of which, no further stockholder approval is required. Matters over which the Sponsors may exert influence in the future may include:
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
There can be no assurance that our cybersecurity risk management program, including our controls, procedures and processes, will be fully complied with or that our program will be fully effective in protecting the confidentiality, integrity and availability of our information systems and our solutions. See Part I, Item 1A. “Risk Factors – Risks Related to Our Technology and Cybersecurity” of this Annual Report on Form 10-K.
Other than with respect to the Cyber Incident, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item 1A. “Risk Factors – Risks Related to Our Technology and Cybersecurity” of this Annual Report on Form 10-K.
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
While our Board and Technology and Cybersecurity Committee oversee cybersecurity risk, our senior leadership is responsible for identifying, assessing and managing our material risks from cybersecurity threats. Our IT organization, which is led by our Chief Information Officer, is accountable for our overall cybersecurity risk management program. Reporting to our Chief Information Officer is the individual who provides day-to-day oversight of our cybersecurity program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers, our CISO. Our CISO has an undergraduate degree in computer science and 30 years of experience in the IT, engineering and cybersecurity space. He has been with the Company since 2017, and previously served in management roles overseeing cybersecurity and security architecture at both publicly traded and private companies in the technology and software development industries. Our CISO is a recognized leader in the cybersecurity industry and often speaks at notable events throughout the world. The team that runs our cybersecurity risk management program comprises IT security, IT infrastructure and IT compliance personnel, who have prior work experience in various roles involving information technology (such as security, auditing, compliance, systems or programming) and/or relevant education or certifications.
ITEM 2. PROPERTIES
We lease our offices and do not own any real estate. Our corporate headquarters is located in Austin, Texas and currently consists of approximately 348,000 square feet. We also lease office space domestically and internationally in various locations for our operations, including facilities located in Cork, Ireland; Brno, Czech Republic; Manila, Philippines; Singapore; Krakow, Poland; Reston, Virginia and Charlotte, North Carolina.
We believe our current facilities will be adequate for the foreseeable future. If we require additional or substitute space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
For a description of the lawsuits and government investigations or inquiries related to the Cyber Incident, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which description is incorporated herein by reference.
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
On February 13, 2025, the reported sales price of our common stock on the NYSE was $18.35 per share and there were 33 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
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
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the five-year period between December 31, 2019 and December 31, 2024, with the cumulative total return of (i) the Russell 2000 Index, (ii) the S&P SmallCap 600 Index (the "Industry Index") and (iii) the S&P 500 Information Technology Index. In 2024, we replaced the S&P 500 Information Technology Index with the S&P SmallCap 600 Index as our common stock is now included as part of the S&P SmallCap 600 Index.
In this transition year, the graph assumes the investment of $100 at market close on December 31, 2019 in our common stock, the Russell 2000 Index and the S&P SmallCap 600 Index, along with the previously used S&P 500 Information Technology Index, and assumes the reinvestment of dividends, if any. We will not include the previously used index in our stock performance graph going forward. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The spin-off of N-able, Inc. on July 19, 2021 is reflected as a special dividend in calculating the SolarWinds Corporation cumulative total shareholder return. Shareholders of SolarWinds Corporation received one share of N‑able, Inc. for every two shares of SolarWinds Corporation common stock in the Separation. The special dividend per share was based on the July 19, 2021 opening price of one share of N-able, Inc. common stock, which was $13.00, adjusted for the distribution ratio.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

$300.00
$200.00
$100.00
$—
Index Value
31-Dec-2019
31-Dec-2020
31-Dec-2021
31-Dec-2022
31-Dec-2023
31-Dec-2024
Period Ending
SolarWinds Corporation (SWI)
S&P 500 Information Technology Index
Russell 2000 Index
S&P SmallCap 600 Index

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
Overview
SolarWinds is a leading provider of observability and IT management software. We offer full-stack observability solutions designed to provide organizations worldwide, regardless of type, size, or complexity, with a comprehensive and unified view of today’s modern, distributed and hybrid network environments.
Our products are designed to monitor and manage networks, systems, databases and applications across self-hosted, multi-cloud and hybrid IT environments without the need for customization or, in most cases, professional services. Most of our offerings are purpose-built on the SolarWinds Platform so our customers can easily purchase and deploy our products individually or as an integrated offering as their needs evolve. We utilize a cost-efficient, integrated global product development model and have expanded our offerings over time through both organic development and strategic acquisitions. We currently derive our revenue from a combination of subscription revenue from the sale of observability, database, application performance management and service desk products, and license and maintenance revenue from the sale of our self-hosted network, systems, storage and database management perpetual license products. We expect to grow our subscription revenue by focusing more on selling subscriptions over perpetual licenses, which we call our subscription-first approach.
On February 5, 2016, we were acquired by affiliates of Silver Lake Group, L.L.C. and Thoma Bravo, LLC in a take private transaction, or the Take Private. We applied purchase accounting on the date of the Take Private. In October 2018, we completed our initial public offering, or IPO, and once again become a publicly traded company.
Pending Merger
On February 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Starlight Parent, LLC, a Delaware limited liability company (“Parent”), and Starlight Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Subsidiary are each affiliates of the private equity investment firm Turn/River Capital, L.P. (“Turn/River”).
See “Business—Pending Merger” included in Item 1 of Part I and Note 17. Subsequent Event in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Pending Merger.
Impacts of Macroeconomic Conditions
As a global company, we are subject to negative impacts and risks related to prevailing macroeconomic conditions and significant events with macroeconomic impacts, including, but not limited to, the wars in Ukraine and Israel, rising escalations in the Middle East, geopolitical tensions involving China, market conditions related to inflation, recessionary concerns, fluctuating foreign currency exchange rates, increases in trade tariffs, changes in interest rates, uncertainty over liquidity concerns in the broader financial services industry and supply chain and energy markets disruption issues. As a result of these macroeconomic conditions and uncertainties, certain of our customers have, and others may, defer renewals or cancel subscriptions, which has had, and could in the future have, a negative impact on our revenues. We have suspended all of our business activities in Russia and Belarus, but such suspension has not had, and we do not expect it to have, a material impact on our financial results. In addition, we do not expect the ongoing conflict in Israel to have a material impact on our operations or our financial results given the limited nature of these operations. In addition, our borrowings outstanding under our credit agreement currently bear interest at variable rates and may continue to fluctuate as a result of changes in interest rates. We continuously monitor the direct and indirect impacts of these events on our business and financial results, as well as the overall global economy, and we anticipate that these macroeconomic events could continue to negatively impact our results of operation. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for further discussion of the possible impacts of these macroeconomic conditions on our business and financial results.
Cyber Incident
As previously disclosed, in 2020 we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the “Cyber Incident.” Expenses incurred related to the Cyber Incident include costs of lawsuits and investigations related thereto, including settlement costs, and legal and other professional services which are expensed as incurred, as well as estimated loss contingencies. See Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding expenses incurred related to the Cyber Incident.
Business Highlights
Below are our key business highlights for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
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

	As of December 31,		Year-over-Year Growth
	2024	2023

	(in thousands, except percentages)
Subscription ARR(1)	$311,663	$233,176	33.7%
Total ARR(2)	728,956	684,118	6.6%
_______
(1)Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period.
(2)Total ARR represents the sum of Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period assuming those contracts are renewed at their existing terms.
The year-over-year growth in Subscription ARR was primarily driven by sales of our time-based subscription offerings as a result of customers transitioning to our subscription products and pricing models, including our SolarWinds Observability Self-Hosted solution (formerly named SolarWinds Hybrid Cloud Observability), as well as sales of our database monitoring and service desk subscription solutions. Total ARR increased primarily due to the growth in Subscription ARR, partially offset by a decline in the annualized value of maintenance contracts as a result of lower new perpetual license sales and the impact of customers transitioning to our subscription offerings.
Customers
Our sales and marketing approach allows us to sell to both a broad group of potential customers and close large transactions with significant customers. We had 1,148 and 979 customers with Total ARR greater than $100,000 as of December 31, 2024 and 2023, respectively. We believe the number of customers with Total ARR greater than $100,000 measures our progress toward developing and expanding our relationships with new and existing customers as Total ARR provides an indicator of the performance of our recurring business as we continue our transition to a subscription model. We augment our high-velocity "selling from the inside" sales model with an account-based customer success motion and to calculate Total ARR, we aggregate individual purchasers into single customer profiles of parent entity by region. Therefore, for purposes of this metric, we define customer as an individual or an entity that has an active subscription for at least one of our subscription products or active maintenance on our license products. In situations where an entity has multiple purchasers, we generally treat the parent entity by region as the customer instead of treating each purchaser within the parent entity as a separate customer.

Components of Our Results of Operations
Revenue
Our revenue consists of recurring revenue and perpetual license revenue.
•Recurring Revenue. The significant majority of our revenue is recurring and consists of subscription and maintenance revenue.
•Subscription Revenue. We primarily derive subscription revenue from subscription fees from our SaaS offerings and time-based subscription offerings. We recognize revenue for SaaS offerings, including our SolarWinds Observability SaaS solution (formerly named SolarWinds Observability), ratably over the subscription term once the service is made available to the customer or when we have the right to invoice services performed. We also offer time-based subscription offerings for our SolarWinds Observability Self-Hosted solution along with many of our products historically sold as perpetual licenses, such as our network, systems and database management products, to give customers additional flexibility when purchasing our products. Revenue for our time-based subscription offerings, including multi-year arrangements, is recognized upfront upon delivery of the self-hosted software license and ratably over the contract period for the related support. We generally invoice our time-based subscription agreements in advance at the beginning of the subscription period and invoice our SaaS offerings over the subscription period on either a monthly or annual basis and to a lesser extent, monthly based on usage. Our subscription revenue grows as customers transition to our subscription model, add new subscription products, upgrade the capacity level of their existing subscription products, increase the usage of their subscription products or renew existing subscriptions inclusive of an annual price increase. In addition, while the majority of our contracts include annual subscription periods, subscription revenue is impacted by the timing, duration and volume of multi-year time-based subscription arrangements sold during a period, which impacts the amount of revenue recognized upfront and may cause subscription revenue to fluctuate.
•Maintenance Revenue. We derive maintenance revenue from the sale of maintenance services associated with our perpetual license products. Perpetual license customers pay for maintenance services based on the products they have purchased. We recognize maintenance revenue ratably on a daily basis over the contract period. Our maintenance revenue grows when we renew existing maintenance contracts, add new perpetual license customers and as existing customers add new products. In addition, we typically implement annual price increases for our maintenance services. We also include professional services and other revenue in maintenance revenue, which is generally recognized ratably or as delivered.
•License Revenue. We derive license revenue from sales of perpetual licenses of our self-hosted network, systems, storage and database management products to new and existing customers. We include one year of maintenance services as part of our customers’ initial license purchase. License revenue is recognized upfront upon delivery of the electronic license key. We allocate revenue to the license component based upon our estimated standalone selling prices, which are derived by evaluating our historical pricing and discounting practices in observable bundled transactions.
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
Operating Expenses
Operating expenses consists of sales and marketing, research and development and general and administrative expenses, as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, stock-based compensation and an allocation of overhead costs based on headcount. The total number of employees as of December 31, 2024 was 2,107, as compared to 2,103 as of December 31, 2023. During 2023, as part of our ongoing efforts to improve our operating margins, we completed certain restructuring activities, resulting in lease impairment charges and other costs incurred in connection with the exiting of certain leased facilities and other contracts, as well as costs related to headcount reductions.
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
•Research and Development. Research and development expenses primarily consist of related personnel costs for our product development employees and executives and, to a lesser extent, contractor fees. We expect to continue to grow our research and development organization, particularly internationally. In addition, in 2024, we amended the categorization of certain expenses to conform to internal department structure changes, and now include costs related to our product management organization within research and development expense instead of sales and marketing expense. We capitalize certain research and development costs related to developing new functionality for our solutions that are hosted and accessed by our customers on a subscription basis, which may cause our research and development expense to fluctuate from period to period.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of domestic and foreign corporate income taxes related to the sale of products. The tax rate on income earned by our North American entities is generally higher than the tax rate on income earned by our international entities. We expect the income earned by our international entities to grow over time as a percentage of total income, which could result in a decline in our effective income tax rate. However, our effective tax rate will be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world, changes in overall levels of income before tax and changes to the valuation allowances.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription	$304,512	38.2%	$234,236	30.9%	$70,276
Maintenance	440,592	55.3	462,072	60.9	(21,480)
Total recurring revenue	745,104	93.5	696,308	91.8	48,796
License	51,791	6.5	62,432	8.2	(10,641)
Total revenue	$796,895	100.0%	$758,740	100.0%	$38,155
Total revenue increased $38.2 million, or 5.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to an increase in subscription revenue partially offset by decreases in license and maintenance revenue as we continue to transition to a subscription model. Revenue from North America was approximately 69% of total revenue for both the years ended December 31, 2024 and 2023. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods. We expect our international total revenue to increase slightly as a percentage of total revenue as we expand our international sales and marketing efforts across our product lines.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $70.3 million, or 30.0%, primarily due to increased sales of our time-based subscription offerings resulting from customers transitioning to our subscription pricing model and new customers purchasing our subscription solutions, primarily our SolarWinds Observability Self-Hosted solution. Our subscription revenue increased as a percentage of our total revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Our net retention rate for our subscription products was as follows:

	Trailing Twelve-Months Ended December 31,
	2024	2023

Net retention rate(1)	99%	97%
_______
(1)Net retention rate represents the current period Subscription ARR for customers that had Subscription ARR one year ago, divided by their prior year Subscription ARR. We use this metric to measure our success in retaining and growing revenue from existing customers. Current period Subscription ARR includes expansion and is net of any downgrades or churn over the last 12 months. Prior period Subscription ARR includes all Subscription ARR in the prior year ending balance.
Maintenance Revenue. Maintenance revenue decreased $21.5 million, or 4.6%, primarily due to the impact of conversions of customers to subscription-based products, partially offset by the impact of increased maintenance renewal rates and the impact of price increases on our maintenance services.
Our maintenance renewal rate for our perpetual license products was as follows:

	Trailing Twelve-Months Ended December 31,
	2024	2023

Maintenance renewal rate(1)	97%	96%
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
License Revenue
License revenue decreased $10.6 million, or 17.0%, primarily due to the impact of customers transitioning to our subscription offerings including an increase in the subscription sales of our SolarWinds Observability Self-Hosted solution and products that have historically been sold only as perpetual licenses. We expect license revenue to continue to decline as customers transition to our subscription offerings.
Cost of Revenue

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of recurring revenue	$76,238	9.6%	$73,636	9.7%	$2,602
Amortization of acquired technologies	7,069	0.9	13,369	1.8	(6,300)
Total cost of revenue	$83,307	10.5%	$87,005	11.5%	$(3,698)
Total cost of revenue decreased $3.7 million, or 4.3%, primarily due to a decrease in amortization of acquired technologies due to certain intangible assets being fully amortized, partially offset by an increase in cost of recurring revenue. The increase in cost of recurring revenue was primarily due to increases in amortization of capitalized software development costs of $3.5 million and public cloud infrastructure and hosting fees related to our subscription offerings of $1.0 million. These increases were partially offset by decreases in personnel costs of $1.0 million and depreciation expense of $0.6 million.

Operating Expenses

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$224,876	28.2%	$249,265	32.9%	$(24,389)
Research and development	108,599	13.6	100,173	13.2	8,426
General and administrative	125,848	15.8	123,716	16.3	2,132
Amortization of acquired intangibles	45,846	5.8	48,208	6.4	(2,362)
Total operating expenses	$505,169	63.4%	$521,362	68.7%	$(16,193)
Sales and Marketing. Sales and marketing expenses decreased $24.4 million, or 9.8%, primarily due to a $13.8 million decrease as a result of departmental structure changes for our product management organization which involved moving their expenses from sales and marketing to research and development beginning in 2024 and an $11.4 million decrease in marketing program costs. In addition, professional fees, contract services and subscription costs decreased $3.3 million and restructuring charges primarily related to severance expense decreased $1.0 million. These decreases were partially offset by an increase in personnel costs of $5.1 million, which includes an increase in stock-based compensation expense of $1.7 million.
Research and Development. Research and development expenses increased $8.4 million, or 8.4%, primarily due to a $13.3 million increase resulting from departmental structure changes related to our product management organization. In addition, hosting fees related to the development of our offerings increased $2.4 million and professional fees and contract services increased $2.1 million. These increases were partially offset by a decrease in personnel costs of $8.2 million, which includes a decrease in stock-based compensation expense of $2.2 million, and a decrease in restructuring charges primarily related to severance expense of $1.4 million.
General and Administrative. General and administrative expenses increased $2.1 million, or 1.7%, and includes a $12.3 million increase in Cyber Incident costs. Cyber Incident costs are reported net of insurance recovery proceeds and the increase during the current period reflects a $19.8 million decrease in such proceeds as compared to the prior period. In addition, certain debt refinancing costs increased $2.4 million. These increases were partially offset by a decrease in restructuring charges of $7.4 million, primarily related to lease impairment charges in connection with the exiting of certain leased facilities, along with a decrease in insurance costs and professional fees of $4.1 million and a decrease in personnel costs of $1.3 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $2.4 million, or 4.9%, primarily due to certain acquired intangibles being fully amortized during the period.
Interest Expense, Net

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense	$(112,435)	(14.1)%	$(122,941)	(16.2)%	$10,506
Interest income	8,634	1.1	7,093	0.9	1,541
Interest expense, net	$(103,801)	(13.0)%	$(115,848)	(15.3)%	$12,047
Interest expense, net decreased by $12.0 million, or 10.4%, due to a decrease in interest expense of $10.5 million and an increase in interest income earned on our cash and cash equivalents of $1.5 million. The decrease in interest expense was primarily due to the impact of lower applicable margins resulting from the refinancing of our debt in January and July 2024. The weighted-average effective interest rate on our debt during the year ended December 31, 2024 was 8.2% compared to 8.9% for the year ended December 31, 2023. See Note 9. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.

Other Income (Expense), Net

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$(817)	(0.1)%	$(386)	(0.1)%	$(431)
Other income (expense), net decreased by $0.4 million primarily due to the impact of changes in exchange rates on foreign currency denominated accounts and losses on extinguishment of debt related to the refinancing of our debt in January and July 2024.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$103,801	13.0%	$34,139	4.5%	$69,662
Income tax expense (benefit)	(8,102)	(1.0)	43,248	5.7	(51,350)
Effective tax rate	(7.8)%		126.7%		(134.5)%
Our income tax benefit for the year ended December 31, 2024 was $8.1 million as compared to an income tax expense of $43.2 million for the year ended December 31, 2023. The effective tax rate decreased to (7.8)% for the period primarily due to the impact of releasing the valuation allowance on some of our U.S. deferred tax assets in the three months ended December 31, 2024 in the amount of $46.2 million. Additionally, the effective tax rate was affected by changes in our reserves for uncertain tax positions. For additional discussion about our income taxes, refer to Note 14. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Comparison for the Years Ended December 31, 2023 and 2022
For a comparison of our results of operations for the years ended December 31, 2023 and 2022, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024.
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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments, the Cyber Incident, restructuring charges and goodwill and indefinite-lived intangible asset impairment, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
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
•Restructuring Costs. We provide non-GAAP information that excludes restructuring costs such as severance paid in connection with corporate restructuring activities as well as costs related to the separation of employment with our executives. In addition, we exclude lease impairments and other costs incurred in connection with the exiting of certain leased facilities and other contracts related to corporate restructuring and exit activities. These costs are infrequent, inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these costs for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.
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

•Goodwill and Indefinite-Lived Intangible Asset Impairment. We provide non-GAAP information that excludes non-cash goodwill and indefinite-lived intangible asset impairment charges. We believe that providing these non-GAAP measures that exclude these non-cash impairment charges allows users of our financial statements to better review and understand our historical and current operating results. In addition, as a significant portion of our goodwill and indefinite-lived intangible assets were derived from the Take Private, providing these non-GAAP measures that exclude these impairment charges facilitates comparisons to our peers who may not have undertaken a transformational acquisition resulting in significant goodwill and indefinite-lived intangible assets.

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except margin data)
GAAP operating income (loss)	$208,419	$150,373	$(819,579)
Stock-based compensation expense and related employer-paid payroll taxes	78,340	77,403	68,021
Amortization of acquired technologies	7,069	13,369	28,135
Amortization of acquired intangibles	45,846	48,208	52,325
Acquisition and other costs	1,145	2,612	540
Restructuring costs	10,341	20,248	1,563
Cyber Incident costs, net	10,256	(2,084)	26,233
Goodwill and indefinite-lived intangible asset impairment	—	—	906,350
Non-GAAP operating income	$361,416	$310,129	$263,588
GAAP operating margin	26.2%	19.8%	(113.9)%
Non-GAAP operating margin	45.4%	40.9%	36.6%

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

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except margin data)
Net income (loss)	$111,903	$(9,109)	$(929,413)
Amortization and depreciation	73,933	80,023	94,981
Income tax expense (benefit)	(8,102)	43,248	21,386
Interest expense, net	103,801	115,848	83,374
Unrealized foreign currency (gains) losses	22	(14)	1,525
Acquisition and other costs	1,145	2,612	540
Debt-related costs(1)	3,060	400	5,909
Stock-based compensation expense and related employer-paid payroll taxes	78,340	77,403	68,021
Restructuring costs(2)	10,341	20,248	1,523
Cyber Incident costs, net	10,256	(2,084)	26,233
Goodwill and indefinite-lived intangible asset impairment	—	—	906,350
Adjusted EBITDA	$384,699	$328,575	$280,429
Adjusted EBITDA margin	48.3%	43.3%	39.0%
_______________
(1)Debt-related costs include fees related to our credit agreements of $2.8 million, $0.4 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, and non-cash losses on extinguishment of debt of $0.3 million and $3.8 million for the years ended December 31, 2024 and 2022, respectively.
(2)Restructuring costs for the years ended December 31, 2024 and 2023 include $5.3 million and $13.6 million, respectively, of non-cash lease impairment and accelerated depreciation expense incurred in connection with the exiting of certain leased facilities, as well as costs related to the separation of employment with our executives and headcount reductions.

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments were $259.3 million as of December 31, 2024. Our international subsidiaries held approximately $24.8 million of cash and cash equivalents, of which 55.2% were held in Euros. We intend either to invest our foreign earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner with the exception of immaterial state income taxes. The U.S. Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. We continue to evaluate the nature and extent of the impact of the Cyber Incident to our business and financial position. Although we recorded an immaterial estimated loss contingency during the year ended December 31, 2023, the amount of loss that might result from adverse judgments, settlements, penalties, or other resolution of the SEC Complaint or any other proceedings is unknown. Such potential payments, if great enough, could have an adverse effect on our liquidity. We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our credit facilities will be sufficient to fund our operations, fund required debt repayments and meet our commitments for capital expenditures for at least the next 12 months.
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
Indebtedness
As of December 31, 2024, our total indebtedness was approximately $1.2 billion, with up to $130.0 million of available borrowings under our revolving credit facility. See Note 9. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.

First Lien Credit Agreement
The First Lien Credit Agreement, as amended, provides for a senior secured revolving credit facility in an aggregate principal amount of $130.0 million, or the Revolving Credit Facility, consisting of a $17.5 million U.S. dollar revolving credit facility and a $112.5 million multicurrency revolving credit facility. The Revolving Credit Facility includes a $35.0 million sublimit for the issuance of letters of credit. The First Lien Credit Agreement also contains a term loan facility (which we refer to as the First Lien Term Loan, and together with the Revolving Credit Facility, as the First Lien Credit Facilities) in an aggregate principal amount of $1.236 billion.
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
Summary of Cash Flows
Summarized cash flow information is as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$188,298	$183,465
Net cash provided by (used in) investing activities	(23,059)	4,440
Net cash used in financing activities	(197,007)	(24,648)
Effect of exchange rate changes on cash and cash equivalents	(1,077)	(300)
Net increase (decrease) in cash and cash equivalents	$(32,845)	$162,957
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For 2024 compared to 2023, the $4.8 million increase in net cash provided by operating activities was primarily due to an increase in our operating income, partially offset by an increase in cash outflows resulting from the changes in our operating assets and liabilities and includes a decrease in Cyber Incident insurance proceeds and an increase in cash paid for income taxes. The net cash outflow resulting from the changes in our operating assets and liabilities was $38.8 million for the year ended December 31, 2024 as compared to a net cash inflow of $13.9 million for the year ended December 31, 2023. Cash flow from operating activities during 2023 included $50.0 million in insurance proceeds received from our directors and officers liability insurance related to the Cyber Incident, which was partially offset by the $26.0 million consolidated putative class action lawsuit settlement payment made during that period, along with other costs related to the Cyber Incident. In addition, cash flow from operating activities was impacted by an increase of $20.6 million in cash paid for income taxes primarily related to the one-time transition tax as a result of the U.S. Tax Cuts and Jobs Act of 2017 which we elected to pay over eight years through 2026.

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
Net cash used in investing activities increased in 2024 compared to 2023 primarily due to the impact of purchases and maturities of short-term investments when comparing the periods.
Financing Activities
Financing cash flows consist primarily of repayments associated with our long-term debt, the proceeds from the issuance of shares of common stock through equity incentive plans and the repurchase of common stock to satisfy withholding tax requirements related to the settlement of restricted stock units, including our performance-based restricted stock units.
Net cash used in financing activities increased in 2024 compared to 2023 primarily due to the special cash dividend paid in April 2024 of $168.2 million.
In connection with the refinancing of our debt in January and July 2024, no quarterly debt repayments were required during the year ended December 31, 2024; however, because the refinancing of our debt was determined to be a debt extinguishment for certain lenders in the syndicate, $10.0 million of deemed gross borrowings and repayments are reflected in our cash flows from financing activities. Additionally, we paid debt issuance costs of $5.7 million.
During the years ended December 31, 2024 and 2023, we withheld and retired shares of common stock to satisfy $26.5 million and $18.8 million, respectively, of statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted and performance stock units during the relevant periods. These shares are treated as common stock repurchases in our consolidated financial statements.
Contractual and Other Obligations
Our material cash requirements from contractual and other obligations as of December 31, 2024 include our debt obligations, lease obligations, purchase obligations, long-term purchase commitments and tax obligations.
Debt Obligations. Our debt obligations relate to maturities and cash interest payments of our First Lien Term Loan with a maturity date of February 5, 2030. See Note 9. Debt in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt including our future minimum principal payments under the First Lien Term Loan.
Borrowings under our First Lien Term Loan bear interest at a floating rate and require quarterly cash interest payments. Based upon the interest rate in effect on December 31, 2024 of 7.11%, we estimated our total cash interest expense to be approximately $443.2 million, of which $88.7 million would be paid in the next 12 months.
Lease Obligations. Our short-term and long-term lease obligations relate to maturities of our operating lease liabilities. See Note 7. Leases in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details including the maturities of our operating lease liabilities as of December 31, 2024.
Purchase Obligations. Our purchase obligations primarily represent outstanding purchase orders for purchases of software subscriptions, license and support fees, contractor, legal and accounting fees, marketing activities, corporate health insurance costs, and public cloud infrastructure and hosting fees entered into in the ordinary course of business. The terms of our purchase orders generally allow us the option to cancel and adjust terms based on our business needs prior to the delivery of goods or performance of services. As of December 31, 2024, we had approximately $65.7 million in outstanding purchase obligations, of which $61.1 million require us to make cash payments in the next 12 months.
Long-term Purchase Commitments. Our long-term purchase commitments relate to non-cancellable minimum or fixed purchase commitments for third-party cloud infrastructure platform and hosting services. As of December 31, 2024, we had approximately $68.4 million in outstanding long-term purchase commitments which requires us to make cash payments over the next 4 years. See Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion of our non-cancellable purchase commitments.

Tax Obligations. Our tax obligations include periodic tax payments and the provisional one–time transition tax as a result of the U.S. Tax Act which we elected to pay over eight years through 2026. As of December 31, 2024, our remaining transition tax payable was $33.7 million, of which $26.4 million will be paid in the next 12 months. In addition, other long-term obligations on our balance sheet as of December 31, 2024 include non-current income tax liabilities of $5.9 million, which are primarily related to unrecognized tax benefits and related accrued interest and penalties. See Note 14. Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details.
During the year ended December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The Cyber Incident has had and may continue to have an adverse effect on our business, results of operations and financial condition. We have made estimates of the impact of the Cyber Incident and macroeconomic conditions within our financial statements as of and for the year ended December 31, 2024 which included, but were not limited to, loss contingencies, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
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
•the valuation of goodwill, intangibles and long-lived assets;
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
Goodwill
Our goodwill was derived from the Take Private and acquisitions where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually during the fourth quarter or more frequently if events or circumstances indicate it is more likely than not that the fair value of our reporting unit is less than its carrying value. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion regarding our goodwill impairment analysis and evaluation of goodwill impairment indicators.
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
When performing a “Step 1” quantitative assessment, we typically utilize a combination of both an income and market approach and apply a 66.7% weighting to the income approach and a 33.3% weighting to the market approach to arrive at the total fair value of our reporting unit used for impairment testing. We apply a greater weighting to the income approach as we believe the income approach is a better indicator of fair value by using projected cash flows of the reporting unit being valued. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows which reflects our assumptions regarding revenue growth rates, operating margin, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting unit. Under the market approach, we estimate the fair value based on market multiples of revenue derived from comparable publicly traded companies with operating characteristics similar to our reporting unit. In evaluating the estimates derived by the market-based approach, we make judgments in the selection of the peer group and valuation multiples used as they apply to the reporting unit. After determining the fair value of our reporting unit, we reconcile the fair value of the reporting unit to the Company's market capitalization as of the date of the analysis. On October 1, 2024, we performed our annual goodwill impairment analysis and assessed the above qualitative factors, including the increase in our market capitalization during year, along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit. As of the date of our annual impairment analysis and throughout the fourth quarter of 2024, there were no unanticipated changes or negative indicators in the qualitative factors or valuation assumptions that would negatively impact the fair value of our reporting unit, including with respect to our assumptions regarding revenue growth rates, operating margin, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting unit. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value at October 1, 2024 and December 31, 2024.
Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to increases in interest rates, (iii) timing and success of new products introduced in our evolution from monitoring to observability, (iv) the ongoing impact of the Cyber Incident including adverse loss exposure from claims, fines or penalties resulting from government litigation; and (v) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience sustained declines in our stock price or market capitalization, or there are declines in the market multiplies used in our analysis, it is possible that an impairment charge may be recorded in the future, which could be material.
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
On October 1, 2024, we performed a qualitative assessment of our indefinite-lived intangible assets and determined there were no indicators that our indefinite-lived assets were impaired.

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
As of December 31, 2024, we assessed the qualitative factors above and determined it was more likely than not the carrying value of our long-lived assets were recoverable.
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
We identify performance obligations in a contract based on the goods and services that will be transferred to the customer that are identifiable from other promises in the contract, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Our performance obligations primarily include perpetual and time-based licenses, including unspecified upgrades or enhancements to new versions of our software products, SaaS offerings, maintenance support, including unspecified upgrades or enhancements to new versions of our software products, and professional services.
We allocate the transaction price of the contract to each distinct performance obligation based on a relative standalone selling price basis. Determining standalone selling prices for our performance obligations requires judgment and is based on multiple factors including, but not limited to historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through different sales channels. For our perpetual licenses, given that there are no observable standalone sales, we estimate our standalone selling prices utilizing a combination of our historical pricing and discounting practices in observable bundled transactions. For time-based license products, where there are no observable standalone sales, we estimate our standalone selling prices using a combination of our historical pricing, observable inputs and discounting practices. Our standalone selling prices for our SaaS subscription offerings and maintenance services are generally observable using standalone sales or renewals. We review the standalone selling price for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.
Stock-Based Compensation
We recognize stock-based compensation for our stock-based incentive awards and shares issued under our employee stock purchase plan (“ESPP”). We have granted our employees, directors and certain contractors stock-based incentive awards. Our stock awards vest on service-based or performance-based vesting conditions. These awards are primarily in the form of restricted stock units and, to a lesser extent, stock options. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair value of restricted stock unit awards is determined using the fair market value of our common stock on the date of grant, or intrinsic value. The fair values of stock option awards and ESPP purchase rights are estimated using a Black-Scholes valuation model. We use various assumptions that can be subjective in estimating the fair value of options and ESPP purchase rights using the Black-Scholes option model including expected dividend yield, volatility, risk-free rate of return and expected life.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include reversal of taxable temporary differences, carryback potential, our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2024, we had a valuation allowance of $41.6 million.
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
We are involved in various lawsuits, claims, investigations and proceedings related to the Cyber Incident. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. See Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for a discussion of contingencies.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, if any, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $251.9 million and $284.7 million at December 31, 2024 and 2023, respectively. We also had short-term investments classified as available-for-sale securities of $7.5 million and $4.5 million at December 31, 2024 and 2023, respectively. Our cash and cash equivalents consist primarily of bank demand deposits, money market funds and investments with original maturities of three months or less. Our short-term investments consist primarily of commercial paper and U.S. Treasury securities. We hold cash and cash equivalents and short-term investments for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at December 31, 2024. We seek to maintain our cash deposits and invest in money market funds with multiple financial institutions of reputable credit and perform periodic evaluations of the relative credit standing of the financial institutions. We believe the financial institutions that hold our cash and cash equivalents are financially sound and minimal credit risk exists with respect to our cash.
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
We had total indebtedness with an outstanding principal balance of $1.24 billion at December 31, 2024 and $1.24 billion at December 31, 2023. Borrowings outstanding under our credit agreement bear interest at variable rates equal to applicable margins plus specified base rates or a secured overnight financing rate (“SOFR”) with a 0% floor. As of December 31, 2024 and 2023, the annual rate on borrowings was 7.11% and 9.11%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $12.4 million. This hypothetical change in interest expense has been calculated based on the borrowings outstanding at December 31, 2024 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to fair value market risk with respect to our total long-term outstanding indebtedness which consists of $1.24 billion U.S. dollar term loans as of December 31, 2024, not subject to market pricing. See Note 9. Debt in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt.
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
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of December 31, 2024 and 2023, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our consolidated statements of operations was insignificant for the years ended December 31, 2024 and 2023.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
SOLARWINDS CORPORATION
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	70
Consolidated Balance Sheets	72
Consolidated Statements of Operations	73
Consolidated Statements of Comprehensive Income (Loss)	74
Consolidated Statements of Stockholders’ Equity	75
Consolidated Statements of Cash Flows	76
Notes to Consolidated Financial Statements	78
1. Organization and Nature of Operations
2. Summary of Significant Accounting Policies
3. Goodwill and Intangible Assets
4. Investments
5. Fair Value Measurements
6. Property and Equipment
7. Leases
8. Accrued Liabilities and Other
9. Debt
10. Stockholders’ Equity and Stock-Based Compensation
11. Earnings (Loss) Per Share
12. Employee Benefit Plans
13. Related Party Transactions
14. Income Taxes
15. Commitments and Contingencies
16. Operating Segments and Geographic Information
17. Subsequent Event
Schedule II - Valuation and Qualifying Accounts - For the years ended December 31, 2024, 2023 and 2022	110

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SolarWinds Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SolarWinds Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition - Standalone Selling Price for Transactions with Multiple Performance Obligations

As described in Note 2 to the consolidated financial statements, the Company recognized $51.8 million, $440.6 million and $304.5 million of license, maintenance and subscription revenue, respectively, during the year ended December 31, 2024. The Company’s performance obligations include perpetual and time-based licenses and maintenance support including unspecified upgrades or enhancements to new versions of its software products. Management allocates the transaction price of the contract to each distinct performance obligation in the contract based on a relative standalone selling price. Determining standalone selling prices for the Company’s performance obligation requires judgment and is based on multiple factors including, but not limited to, historical selling prices, observable inputs, discounting practices for products and services, and internal pricing policies and pricing practices in different regions and through different sales channels.

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
February 19, 2025

We have served as the Company’s auditor since 2004.

SolarWinds Corporation
Consolidated Balance Sheets
(In thousands, except share and per share information)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$251,850	$284,695
Short-term investments	7,473	4,477
Accounts receivable, net of allowances of $539 and $743 as of December 31, 2024 and 2023, respectively	113,399	103,455
Income tax receivable	1,845	459
Prepaid and other current assets	28,939	28,241
Total current assets	403,506	421,327
Property and equipment, net	15,978	19,669
Operating lease assets	28,597	43,776
Deferred taxes	175,160	133,224
Goodwill	2,363,175	2,397,545
Intangible assets, net	128,940	183,688
Other assets, net	52,932	51,686
Total assets	$3,168,288	$3,250,915
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,448	$9,701
Accrued liabilities and other	52,737	56,643
Current operating lease liabilities	13,661	14,925
Accrued interest payable	246	942
Income taxes payable	45,456	29,240
Current portion of deferred revenue	343,357	344,907
Current debt obligation	12,357	12,450
Total current liabilities	475,262	468,808
Long-term liabilities:
Deferred revenue, net of current portion	45,941	42,070
Non-current deferred taxes	1,700	1,933
Non-current operating lease liabilities	35,704	49,848
Other long-term liabilities	14,738	55,278
Long-term debt, net of current portion	1,194,229	1,190,934
Total liabilities	1,767,574	1,808,871
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized and 171,566,604 and 166,637,506 shares issued and outstanding as of December 31, 2024 and 2023, respectively	172	167
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	2,575,099	2,688,854
Accumulated other comprehensive loss	(67,586)	(28,103)
Accumulated deficit	(1,106,971)	(1,218,874)
Total stockholders’ equity	1,400,714	1,442,044
Total liabilities and stockholders’ equity	$3,168,288	$3,250,915
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Operations
(In thousands, except per share information)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription	$304,512	$234,236	$167,676
Maintenance	440,592	462,072	458,901
Total recurring revenue	745,104	696,308	626,577
License	51,791	62,432	92,790
Total revenue	796,895	758,740	719,367
Cost of revenue:
Cost of recurring revenue	76,238	73,636	67,848
Amortization of acquired technologies	7,069	13,369	28,135
Total cost of revenue	83,307	87,005	95,983
Gross profit	713,588	671,735	623,384
Operating expenses:
Sales and marketing	224,876	249,265	257,746
Research and development	108,599	100,173	92,330
General and administrative	125,848	123,716	149,461
Amortization of acquired intangibles	45,846	48,208	52,325
Goodwill impairment	—	—	891,101
Total operating expenses	505,169	521,362	1,442,963
Operating income (loss)	208,419	150,373	(819,579)
Other income (expense):
Interest expense, net	(103,801)	(115,848)	(83,374)
Other expense, net	(817)	(386)	(5,074)
Total other expense	(104,618)	(116,234)	(88,448)
Income (loss) before income taxes	103,801	34,139	(908,027)
Income tax expense (benefit)	(8,102)	43,248	21,386
Net income (loss)	$111,903	$(9,109)	$(929,413)
Net income (loss) available to common stockholders	$111,903	$(9,109)	$(929,413)
Net income (loss) available to common stockholders per share:
Basic income (loss) per share	$0.66	$(0.06)	$(5.78)
Diluted income (loss) per share	$0.64	$(0.06)	$(5.78)
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic income (loss) per share	169,313	164,631	160,841
Shares used in computation of diluted income (loss) per share	174,491	164,631	160,841

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$111,903	$(9,109)	$(929,413)
Other comprehensive income (loss):
Foreign currency translation adjustment	(39,484)	19,893	(49,302)
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $—, $31 and $(31) for the years ended December 31, 2024, 2023 and 2022, respectively	1	118	(118)
Other comprehensive income (loss)	(39,483)	20,011	(49,420)
Comprehensive income (loss)	$72,420	$10,902	$(978,833)

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except per share information)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	159,176	$159	$2,566,783	$1,306	$(280,352)	$2,287,896
Foreign currency translation adjustment	—	—	—	(49,302)	—	(49,302)
Unrealized loss on investments, net of taxes	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	(929,413)	(929,413)
Comprehensive loss						(978,833)
Exercise of stock options	53	—	59	—	—	59
Restricted stock units issued, net of shares withheld for taxes	2,326	3	(11,085)	—	—	(11,082)
Issuance of stock	62	—	241	—	—	241
Issuance of stock under employee stock purchase plan	312	—	3,151	—	—	3,151
Stock-based compensation	—	—	68,221	—	—	68,221
Balance at December 31, 2022	161,929	162	2,627,370	(48,114)	(1,209,765)	1,369,653
Foreign currency translation adjustment	—	—	—	19,893	—	19,893
Unrealized gain on investments, net of taxes	—	—	—	118	—	118
Net loss	—	—	—	—	(9,109)	(9,109)
Comprehensive income						10,902
Exercise of stock options	131	—	143	—	—	143
Restricted stock units issued, net of shares withheld for taxes	4,158	5	(18,835)	—	—	(18,830)
Issuance of stock	3	—	18	—	—	18
Issuance of stock under employee stock purchase plan	417	—	3,377	—	—	3,377
Stock-based compensation	—	—	76,781	—	—	76,781
Balance at December 31, 2023	166,638	167	2,688,854	(28,103)	(1,218,874)	1,442,044
Foreign currency translation adjustment	—	—	—	(39,484)	—	(39,484)
Unrealized gain on investments, net of taxes	—	—	—	1	—	1
Net income	—	—	—	—	111,903	111,903
Comprehensive income						72,420
Exercise of stock options	20	—	49	—	—	49
Restricted stock units issued, net of shares withheld for taxes	4,585	5	(26,504)	—	—	(26,499)
Issuance of stock under employee stock purchase plan	324	—	3,262	—	—	3,262
Special dividend paid ($1.00 per share)	—	—	(168,162)	—	—	(168,162)
Stock-based compensation	—	—	77,600	—	—	77,600
Balance at December 31, 2024	171,567	$172	$2,575,099	$(67,586)	$(1,106,971)	$1,400,714

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$111,903	$(9,109)	$(929,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,352	82,198	94,981
Goodwill and indefinite-lived intangible asset impairment	—	—	906,350
Provision for credit losses on accounts receivable	35	(389)	951
Stock-based compensation expense	76,460	75,727	67,050
Amortization of debt issuance costs	8,604	10,718	9,056
Loss on extinguishment of debt	254	—	3,822
Deferred taxes	(49,031)	(1,140)	(6,741)
(Gain) loss on foreign currency exchange rates	22	(14)	1,525
Lease impairment charges	4,531	11,392	—
Other non-cash (benefits) expenses	(54)	192	(30)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(12,869)	(1,568)	(6,846)
Income taxes receivable	(1,464)	539	99
Prepaid and other assets	(117)	29,391	(28,898)
Accounts payable	(2,194)	(4,357)	6,751
Accrued liabilities and other	(8,226)	(15,250)	25,024
Accrued interest payable	(696)	362	426
Income taxes payable	(23,771)	(1,616)	(9,290)
Deferred revenue	10,559	6,389	19,689
Net cash provided by operating activities	188,298	183,465	154,506
Cash flows from investing activities
Purchases of investments	(32,480)	(8,388)	(67,133)
Maturities of investments	29,899	30,535	39,633
Purchases of property and equipment	(5,611)	(4,353)	(7,463)
Capitalized software development costs	(14,401)	(13,674)	(13,037)
Purchases of intangible assets	(466)	(244)	(250)
Acquisitions, net of cash acquired	—	—	(6,500)
Other investing activities	—	564	437
Net cash provided by (used in) investing activities	(23,059)	4,440	(54,313)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	3,262	3,377	3,151
Repurchase of common stock and incentive restricted stock	(26,499)	(18,830)	(11,130)
Exercise of stock options	49	143	59
Dividends paid	(168,162)	—	—
Proceeds from credit agreement	10,001	—	—
Repayments of borrowings from credit agreement	(10,001)	(9,338)	(664,350)
Payment of debt discount and issuance costs	(5,657)	—	(36,925)
Net cash used in financing activities	(197,007)	(24,648)	(709,195)
Effect of exchange rate changes on cash and cash equivalents	(1,077)	(300)	(1,376)

	Year Ended December 31,
	2024	2023	2022
Net increase (decrease) in cash and cash equivalents	(32,845)	162,957	(610,378)
Cash and cash equivalents
Beginning of period	284,695	121,738	732,116
End of period	$251,850	$284,695	$121,738

Supplemental disclosure of cash flow information
Cash paid for interest	$104,527	$111,861	$79,614
Cash paid for income taxes	$61,525	$40,964	$33,117

Non-cash investing and financing transactions
Stock-based compensation included in capitalized software development costs	$1,140	$1,246	$1,171

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds Corporation
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations
SolarWinds Corporation, a Delaware corporation, and its subsidiaries (“Company,” “we,” “us” and “our”) is a leading provider of observability and information technology, or IT, management software. Our solutions are designed to give organizations worldwide, regardless of type, size, or complexity, with a comprehensive and unified view of today’s modern, distributed and hybrid network environments. Our business is focused on building products to enable technology professionals and leaders to securely monitor and manage the performance of their IT environments, whether in self-hosted, cloud-based or hybrid deployments. Our approach has enabled us to serve the entire IT market and our customers include network and systems engineers, database administrators, storage administrators, DevOps, SecOps and service desk professionals. We sell our products for use in organizations across industries ranging in size from very small businesses to large enterprises.
In February 2016, we were acquired by affiliates of Silver Lake Group, L.L.C. and Thoma Bravo, LLC in a take private transaction ("Take Private"). We applied purchase accounting on the date of the Take Private which required all assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. In October 2018, we completed our initial public offering, or IPO. On July 19, 2021, we completed the separation and distribution of our managed service provider (“N-able”) business into a newly created and separately traded public company, N-able, Inc. ("Separation").
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
Special Cash Dividend
On March 15, 2024, our Board of Directors declared a special cash dividend of $1.00 per share of common stock issued and outstanding as of April 3, 2024, or Special Cash Dividend. The Special Cash Dividend in the aggregate amount of $168.2 million was paid on April 15, 2024.
Use of Estimates
The preparation of financial statements in conformity with United States of America generally accepted accounting principles ("GAAP") requires our management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles and long-lived assets;
•revenue recognition;
•stock-based compensation;
•income taxes; and
•loss contingencies.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity. We record gains and losses from currency transactions denominated in currencies other than the functional currency as

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

other income (expense) in our consolidated statements of operations. There were no equity transactions denominated in foreign currencies for the years ended December 31, 2024 and 2023. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities.
Recently Adopted Accounting Pronouncements
We adopted Accounting Standards Update ("ASU") No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" during the year ended December 31, 2024. The updated guidance expanded segment disclosures by requiring disclosure of significant segment expenses included within segment profit or loss along with other segment information. The adoption of this standard did not materially impact our consolidated financial statements. See Note 16. Operating Segments and Geographic Information for our segment disclosure.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2024 and early adoption is permitted. We currently do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", that requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The updated guidance is effective for public companies for fiscal periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We currently do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill
Our goodwill was derived from the Take Private and acquisitions where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually during the fourth quarter or more frequently if events or circumstances indicate it is more likely than not that the fair value of our reporting unit is less than its carrying value. An impairment of goodwill is recognized when the carrying amount of a reporting unit exceeds its fair value. For purposes of the impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a “Step 0” analysis. For “Step 0,” the qualitative factors we assess include events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform “Step 1” of the goodwill impairment test (or "quantitative assessment") by comparing the fair value of a reporting unit with its carrying amount. We utilize a combination of both an income and market approach to determine the fair value of our reporting unit. If the carrying value exceeds the fair value, an impairment loss is recognized for the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit.
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
During the years ended December 31, 2024 and 2023, we performed our annual goodwill impairment analyses and assessed the above qualitative factors, including the increase in our market capitalization, along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit. As of the date of our annual goodwill impairment analyses, there were no unanticipated changes or negative indicators in the qualitative factors or valuation assumptions that would negatively impact the fair value of our reporting unit. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value at December 31, 2024 and 2023.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

On October 1, 2024 and 2023, we performed qualitative assessments and determined there were no indicators that our indefinite-lived intangible assets were impaired.
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
As of December 31, 2024 and 2023, we assessed the qualitative factors above and determined it was more likely than not the carrying value of our long-lived assets was recoverable.
Investments
Our investments, classified as available-for-sale securities, consist of marketable securities such as corporate bonds, U.S. Treasury securities and commercial paper. We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. We may classify our available-for-sale securities as either cash equivalents or short-term or long-term investments. We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents and the fair values of these investments approximate their carrying values. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if we have both the intent and ability to convert the security into cash to fund current operations.
Available-for-sale securities classified as short-term or long-term investments are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), which is a component of shareholders' equity except for any unrealized losses determined to be related to credit losses, which we record within other income (expense), net in our consolidated statements of operations. Any premiums or discounts are amortized or accreted, respectively, to maturity as a component of interest expense, net in our consolidated statements of operations. Cash flows from the amount of purchases, sales and maturities of our investments are classified as cash flows from investing activities. Amortization and accretion of purchased premiums and discounts on securities are included as a non-cash adjustment to net income (loss) within cash flows from operating activities in our consolidated statements of cash flows.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
Accounts Receivable
Accounts receivable represent trade receivables from customers when we have sold subscriptions, perpetual licenses or related maintenance services and have not yet received payment. We present accounts receivable net of an allowance for credit losses. We maintain an allowance for estimated losses resulting from the failure of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for credit losses being recognized in the period in which the change occurs. We have historically had insignificant write-offs related to bad debts.
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
Capitalized Software Development Costs
For our software to be sold, including our perpetual and time-based licensed products, software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Our new software license products and significant enhancements to our existing products are available for general release soon after technological feasibility has been established. Due to the short time period between technological feasibility and general release, capitalized software development costs related to our licensed products were insignificant for the years ended December 31, 2024, 2023 and 2022.
For our software solutions that are hosted and accessed by our customers on a subscription basis, we capitalize development costs related to developing new functionality in accordance with the guidance for internal-use software. We also capitalize costs related to specific upgrades and enhancements when it is probable the

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
We had $27.7 million and $25.5 million of internal-use software, net capitalized as of December 31, 2024 and 2023, respectively. Amortization expense of internal-use software was $12.5 million, $9.0 million and $4.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Debt Issuance Costs
Debt issuance costs for our credit facilities outstanding are presented as a deduction from the corresponding debt liability on our consolidated balance sheets and amortized on an effective interest rate method over the term of the associated debt as interest expense in our consolidated statements of operations. Amortization of debt issuance costs included in interest expense was $8.6 million, $10.7 million and $9.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 9. Debt for discussion of our credit facilities.
Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires we record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates a liability has been incurred at the date of our consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred, we disclose the amount or range of estimated loss if material or that the loss cannot be reasonably estimated. We record loss recovery assets related to recognized loss contingencies for expected insurance proceeds we believe are probable of recovery. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 15. Commitments and Contingencies for a discussion of contingencies.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments, Net of Tax	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2022	$(47,996)	$(118)	$(48,114)
Other comprehensive gain (loss) before reclassification	19,893	118	20,011
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	19,893	118	20,011
Balance at December 31, 2023	(28,103)	—	(28,103)
Other comprehensive gain (loss) before reclassification	(39,484)	1	(39,483)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(39,484)	1	(39,483)
Balance at December 31, 2024	$(67,587)	$1	$(67,586)
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price, and (5) recognizing revenue when or as we satisfy a performance obligation, as described below.
•Identify the contract with a customer. We generally use a purchase order, an authorized credit card, an electronic or manually signed license agreement, or the receipt of a cash payment as evidence of a contract with a customer provided that collection is considered probable. We sell our products directly to technology professionals and through our distributors, resellers and various marketplaces. Our distributors and resellers do not carry inventory of our software, and we generally require them to specify the end user of the software in order to fulfill the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us. Payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers. Sales through resellers and distributors are typically evidenced by a reseller or distributor agreement, together with purchase orders or authorized credit cards on a transaction-by-transaction basis.
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
•Allocate the transaction price. We allocate the transaction price of the contract to each distinct performance obligation based on a relative standalone selling price basis. Determining standalone selling prices for our performance obligations requires judgment and are based on multiple factors including, but not limited to, historical selling prices and discounting practices for products and services, internal pricing policies and pricing practices in different regions and through various sales channels. For our SaaS subscription products and maintenance services, our standalone selling prices are generally observable using standalone sales or renewals. For our perpetual license products, given there are no observable standalone sales, we estimate our standalone selling prices by evaluating our historical pricing and discounting practices in observable bundled transactions. For time-based products, where there are no observable standalone sales, we estimate our standalone selling prices using a combination of our historical pricing, observable inputs and discounting practices. We review the standalone selling prices for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The following summarizes the revenue we recognized at a point in time and over time:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue recognized at a point in time	$193,134	$156,414	$136,076
Revenue recognized over time	603,761	602,326	583,291
Total revenue recognized	$796,895	$758,740	$719,367
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
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2022	$376,486
Deferred revenue recognized	(531,132)
Additional amounts deferred	541,623
Balance at December 31, 2023	386,977
Deferred revenue recognized	(539,682)
Additional amounts deferred	542,003
Balance at December 31, 2024	$389,298
During the years ended December 31, 2024 and 2023, we recognized revenue of approximately $341.6 million and $338.0 million, respectively, that was included in our deferred revenue balances at the beginning of the respective periods.
We expect to recognize revenue related to these remaining performance obligations as of December 31, 2024 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$389,298	$343,357	$44,860	$1,081
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

other current assets and other assets, net respectively, in our consolidated balance sheets. The amortization of our deferred commissions is included in sales and marketing expense in our consolidated statement of operations.
Details of our deferred commissions balance was as follows:

		Deferred Commissions

		(in thousands)
Balance at December 31, 2022		$22,540
Commissions capitalized		9,475
Amortization recognized		(8,452)
Balance at December 31, 2023		23,563
Commissions capitalized		9,405
Amortization recognized		(9,406)
Balance at December 31, 2024		$23,562

	December 31,
	2024	2023

	(in thousands)
Classified as:
Current	$8,597	$7,926
Non-current	14,965	15,637
Total deferred commissions	$23,562	$23,563
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
Amortization of acquired technologies. Amortization of acquired technologies included in cost of revenue relate to our licensed products and subscription products as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Amortization of acquired license technologies	$3,693	$3,693	$17,239
Amortization of acquired subscription technologies	3,376	9,676	10,896
Total amortization of acquired technologies	$7,069	$13,369	$28,135
The decreases in amortization of acquired license technologies during the periods presented are primarily due to certain intangible assets acquired in connection with the Take Private and other acquisitions being fully amortized.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our consolidated statements of operations.

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Advertising expense	$13,474	$22,785	$35,069
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
The terms of some of our lease agreements provide for rental payments on a graduated basis. Operating lease costs are recognized on a straight-line basis over the lease term and recorded in the appropriate income statement line item based on the asset or a headcount allocation for office leases. Certain of our office leases require the payment of our proportionate share of common area maintenance or service charges. As we have elected to account for lease and non-lease components as a single lease component for our real estate leases, these costs are included in variable lease costs. In addition, certain of our leases may include variable payments based on measures that include changes in price indices or market interest rates which are included in variable lease costs and expensed as incurred. We had no finance leases as of and for the years ended December 31, 2024, 2023 and 2022. See Note 7. Leases for additional information regarding our lease arrangements.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include reversal of taxable temporary differences, carryback potential, our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. See Note 14. Income Taxes for additional information regarding our income taxes.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation
We recognize stock-based compensation for our stock-based incentive awards and shares issued under our employee stock purchase plan ("ESPP"). We have granted our employees, directors and certain contractors stock-based incentive awards in the form of restricted and performance stock units and stock options. Our stock awards vest on service-based or performance-based vesting conditions. We measure stock-based compensation expense for all share-based awards granted to employees and directors based on the estimated fair value of those awards on the date of grant. The fair value of restricted stock unit awards is determined using the fair market value of the underlying common stock on the date of grant, or intrinsic value. The fair value of stock option awards and ESPP purchase rights are estimated using a Black-Scholes valuation model. For our service-based awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award. For our performance-based awards, we recognize stock-based compensation expense on a graded-vesting basis over the service period of each separately vesting tranche of the award, if it is probable that the performance target will be achieved. We recognize stock-based compensation expense for shares issued under our ESPP on a straight-line basis over the offering period. We recognize the impact of forfeitures in stock-based compensation expense when they occur. See Note 10. Stockholders’ Equity and Stock-Based Compensation for additional information.
The impact to our income (loss) before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Impact to income (loss) before income taxes due to stock-based compensation	$76,460	$75,727	$67,050
Income tax benefit related to stock-based compensation	10,435	10,329	11,580
Net Income (Loss) Per Share
We calculate basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, basic and diluted net income (loss) per share is determined by calculating net income (loss) per share for common stock and participating securities based on participation rights in undistributed earnings. For the periods in which shares of our unvested incentive restricted stock were outstanding, those shares had the right to receive non-forfeitable dividends on an equal basis with common stock and therefore were considered participating securities that were included in the calculation of net income per share using the two-class method. We computed basic net income (loss) per share available to common stockholders by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Net income (loss) available to common stockholders is defined as net income (loss), less dividends on unvested restricted stock and earnings allocated to unvested restricted stock. The holders of unvested incentive restricted stock did not have a contractual obligation to share in our losses. As such, in periods in which we had net losses available to common stockholders, our net losses were not allocated to these participating securities.
We computed diluted net income (loss) per share similarly to basic net income (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock using the treasury stock method. Refer to Note 11. Earnings (Loss) Per Share for additional information regarding the computation of net income per share and Note 10. Stockholders’ Equity and Stock-Based Compensation for additional information regarding our common stock.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Concentrations of Risks
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable.
Our cash and cash equivalents consisted of the following:

	December 31,
	2024	2023

	(in thousands)
Demand deposit accounts	$62,209	$56,105
Money market funds	159,604	195,017
Commercial paper	29,040	31,586
U.S. Treasury securities	997	1,987
Total cash and cash equivalents	$251,850	$284,695
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
We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. The following distributors represented more than 10% of our revenue:

	Year Ended December 31,
	2024	2023	2022

Distributor A	16.1%	13.8%	12.2%
Distributor B	18.6%	16.2%	15.0%
At December 31, 2024 and 2023, Distributor A represented 18.4% and 11.6%, respectively of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.
3. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2024 and 2023:

(in thousands)
Balance at December 31, 2022	$2,380,059
Foreign currency translation and other adjustments	17,486
Balance at December 31, 2023	2,397,545
Foreign currency translation and other adjustments	(34,370)
Balance at December 31, 2024	$2,363,175
Accumulated goodwill impairment on our consolidated balance sheet was $889.1 million and $897.2 million as of December 31, 2024 and 2023, respectively, and is impacted by changes in foreign currency exchange rates. See Note 2. Summary of Significant Accounting Policies for discussion of the goodwill impairment recorded during the year ended December 31, 2022.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Intangible Assets
Intangible assets consisted of the following at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Developed product technologies	$63,693	$(48,801)	$14,892	$72,649	$(50,589)	$22,060
Customer relationships	424,361	(376,496)	47,865	430,353	(335,948)	94,405
Intellectual property	2,464	(1,148)	1,316	2,197	(912)	1,285
Trademarks	—	—	—	765	(574)	191
Total definite-lived intangible assets	490,518	(426,445)	64,073	505,964	(388,023)	117,941
Indefinite-lived trade names	64,867	—	64,867	65,747	—	65,747
Total intangible assets	$555,385	$(426,445)	$128,940	$571,711	$(388,023)	$183,688
Intangible asset amortization expense was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Intangible asset amortization expense	$53,152	$61,798	$80,648
As of December 31, 2024, we estimate aggregate intangible asset amortization expense to be as follows:

Estimated Amortization
(in thousands)
2025	$49,600
2026	9,255
2027	4,583
2028	176
2029	150
Thereafter	309
Total expected amortization expense	$64,073
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

4. Investments
The following table summarizes our available-for-sale securities, including those in cash equivalents:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
U.S. Treasury securities	$997	$—	$—	$997
Commercial paper	29,040	—	—	29,040
Total cash equivalents	$30,037	$—	$—	$30,037

Short-term investments:
U.S. Treasury securities	$6,974	$2	$—	$6,976
Commercial paper	497	—	—	497
Total short-term investments	$7,471	$2	$—	$7,473

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents:
U.S. Treasury securities	$1,987	$—	$—	$1,987
Commercial paper	31,586	—	—	31,586
Total cash equivalents	$33,573	$—	$—	$33,573

Short-term investments:
U.S. Treasury securities	$3,979	$1	$—	$3,980
Commercial paper	497	—	—	497
Total short-term investments	$4,476	$1	$—	$4,477

The following table summarizes the contractual underlying maturities of our available-for-sale securities classified as short-term investments:

	December 31, 2024
	Cost	Fair Value

	(in thousands)
Due in one year or less	$7,471	$7,473

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of December 31, 2024 and 2023. There have been no transfers between fair value measurement levels during the year ended December 31, 2024.

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$159,604	$—	$—	$159,604
U.S. Treasury securities	—	997	—	997
Commercial paper	—	29,040	—	29,040
Total cash equivalents	159,604	30,037	—	189,641
Short-term investments:
U.S. Treasury securities	—	6,976	—	6,976
Commercial paper	—	497	—	497
Total short-term investments	—	7,473	—	7,473
Total assets	$159,604	$37,510	$—	$197,114

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Cash equivalents:
Money market funds	$195,017	$—	$—	$195,017
U.S. Treasury securities	—	1,987	—	1,987
Commercial paper	—	31,586	—	31,586
Total cash equivalents	195,017	33,573	—	228,590
Short-term investments:
U.S. Treasury securities	—	3,980	—	3,980
Commercial paper	—	497	—	497
Total short-term investments	—	4,477	—	4,477
Total assets	$195,017	$38,050	$—	$233,067
As of December 31, 2024 and 2023, the carrying value of our long-term debt approximates its estimated fair value as the interest rate on the debt agreements is adjusted for changes in the market rates. See Note 9. Debt for additional information regarding our debt.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment
Property and equipment, including software, consisted of the following:

	December 31,
	2024	2023

	(in thousands)
Equipment, servers and computers	$27,391	$29,063
Furniture and fixtures	2,479	3,363
Software	630	713
Leasehold improvements	24,789	25,321
	55,289	58,460
Less: Accumulated depreciation and amortization	(39,311)	(38,791)
Property and equipment, net	$15,978	$19,669
Depreciation and amortization expense on property and equipment was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Depreciation and amortization	$8,702	$11,388	$10,109
7. Leases
We lease our offices and do not own any real estate. Our corporate headquarters is located in Austin, Texas and we also lease office space domestically and internationally in various locations for our operations, including facilities located in Cork, Ireland; Brno, Czech Republic; Manila, Philippines, Singapore; Krakow, Poland; Reston, Virginia and Charlotte, North Carolina. Our leases are all classified as operating and generally have remaining terms of less than one year to seven years.
The components of operating lease costs were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Operating lease costs	$12,954	$15,319	$17,114
Variable lease costs(1)	3,051	2,915	2,296
Short-term lease costs	299	354	511
Sublease income received	(1,812)	(2,883)	(3,201)
Total lease costs	$14,492	$15,705	$16,720
____________
(1)     Primarily includes common area maintenance and other service charges for leases in which we pay a proportionate share of those costs as we have elected to not separate lease and non-lease components for our office leases.
During the years ended December 31, 2024 and 2023, as part of our ongoing efforts to align our office lease arrangements with our anticipated operating needs, we exited certain leased facilities and recognized impairment charges for the related operating lease assets of $5.3 million and $11.5 million, respectively, which are included in general and administrative expense.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Maturities of our operating lease liabilities as of December 31, 2024 were as follows:

(in thousands)
2025	$15,650
2026	15,610
2027	14,456
2028	4,855
2029	1,276
Thereafter	1,745
Total minimum lease payments	53,592
Less: imputed interest	(4,227)
Present value of operating lease liabilities	$49,365
As of December 31, 2024, the weighted-average remaining lease term of our operating leases was 3.6 years and the weighted-average discount rate used in the calculation of our lease liabilities was 4.8%.
Supplemental cash flow information related to our leases was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$17,773	$18,868	$16,954
Right-of-use assets obtained in exchange for operating lease liabilities	767	6,441	1,322
8. Accrued Liabilities and Other
Accrued liabilities and other current liabilities were as follows:

	December 31,
	2024	2023

	(in thousands)
Payroll-related accruals	$34,226	$39,082
Other accrued expenses and current liabilities	18,511	17,561
Total accrued liabilities and other	$52,737	$56,643

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

9. Debt
Debt Agreements
The following table summarizes information relating to our debt:

	December 31,
	2024		2023
	Amount	Effective Rate	Amount	Effective Rate

	(in thousands, except interest rates)
Revolving credit facility	$—	—%	$—	—%
First Lien Term Loan (as amended) due Feb 2030	1,235,662	7.11%	1,235,662	9.11%
Total principal amount	1,235,662		1,235,662
Unamortized discount and debt issuance costs	(29,076)		(32,278)
Total debt	1,206,586		1,203,384
Less: Current portion of long-term debt	(12,357)		(12,450)
Total long-term debt	$1,194,229		$1,190,934
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
In July 2024, we entered into Amendment No. 8 to the Credit Agreement to, among other things, (i) extend the maturity date of the revolving credit facility, (ii) extend the maturity date of the first lien term loan and (iii) decrease the applicable margin for our existing first lien term loan with respect to SOFR borrowings. As a result of the refinancing, the required quarterly principal payments were deferred until the first quarter of 2025.
The Credit Agreement, as amended, consisted of the following as of December 31, 2024:
•a $1.236 billion U.S. dollar term loan, or First Lien Term Loan, with a final maturity date of February 5, 2030; and
•a $130.0 million revolving credit facility (with a letter of credit sub-facility in the amount of $35.0 million), or the Revolving Credit facility, consisting of (i) a $112.5 million multicurrency tranche and (ii) a $17.5 million tranche available only in U.S. dollars, with a maturity date of July 24, 2029.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations or dissolutions; pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and make certain investments, acquisitions, loans, or advances. In addition, the terms of the Credit Agreement include a financial covenant which requires that, at the end of each fiscal quarter, if the aggregate amount of borrowings under the Revolving Credit Facility exceeds 35% of the aggregate commitments under the Revolving Credit Facility, our first lien net leverage ratio cannot exceed 7.40 to 1.00. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 31, 2024, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the future minimum principal payments under the First Lien Term Loan outstanding as of December 31, 2024:

(in thousands)
2025	$12,357
2026	12,357
2027	12,357
2028	12,357
2029	12,357
Thereafter	1,173,877
Total minimum principal payments	$1,235,662
10. Stockholders’ Equity and Stock-Based Compensation
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
Options issued under the 2016 Plan to employees generally vested annually over four or five years on each anniversary of the vesting commencement date, subject to continued employment through each applicable vesting date. The term of an incentive stock option granted under our 2016 Plan may not exceed ten years.
We have granted employees options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. Common stock-based incentive awards outstanding under the 2016 Plan consists of 113,430 vested stock options as of December 31, 2024.
2018 Equity Incentive Plan
In October 2018, the board of directors adopted, and the stockholders approved, the SolarWinds Corporation 2018 Equity Incentive Plan, or 2018 Plan. Under the 2018 Plan, the Company is able to sell or grant shares of common stock-based awards, including nonstatutory stock options or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash-based or stock-based awards, to the Company’s employees, contractors, consultants, directors, managers and advisors. The term of a stock option and stock appreciation right granted under our 2018 Plan may not exceed ten years. As of December 31, 2024, stock-based incentive awards of 12,214,062 were outstanding under the 2018 Plan, consisting of 9,960,353

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

restricted stock units, or RSUs, and 2,253,709 performance stock units, or PSUs, and 34,049,374 shares were reserved for future grants.
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
Award Modification
In connection with the Special Cash Dividend declared on March 15, 2024, our board of directors approved the adjustment of equity awards outstanding as of the April 3, 2024 dividend record date under the provisions of our existing equity plans in order to the preserve the intrinsic value of the awards immediately before and after the Special Cash Dividend. There were no other changes to the equity award terms. Due to the adjustment of the stock awards as a result of the Special Cash Dividend, we compared the fair value of the outstanding stock awards immediately before and after the adjustment and no incremental fair value was recognized.
Stock Option Awards
Option grant activity under the 2016 Plan was as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2023	127,222	$1.28
Options granted(1)	10,637	1.15
Options exercised	(19,789)	2.51
Options forfeited	—	—
Options expired	(4,640)	0.62
Outstanding balances at December 31, 2024	113,430	$0.98
Options exercisable at December 31, 2024	113,430	$0.98	$1,505	2.6
Options vested and expected to vest at December 31, 2024	113,430	$0.98	$1,505	2.6
(1) All options granted relate to the adjustment in connection with the Special Cash Dividend which resulted in additional stock option grants.

Additional information regarding options is as follows (in thousands except for per share amounts):

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value per share of options granted during the period	$—	$—	$—
Aggregate intrinsic value of options exercised during the period	199	1,037	536
Aggregate fair value of options vested during the period	—	24	31
There is no unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods as of December 31, 2024.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units
The following table summarizes information about RSUs under the 2018 Plan:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2023	9,486,881	$11.70
RSUs granted(1)	6,857,517	10.59
RSUs vested	(4,725,574)	12.09
RSUs forfeited	(1,658,471)	11.01
Unvested balances at December 31, 2024	9,960,353	$10.86	$141,935	1.3
(1)    Includes 1,004,816 RSUs granted as a result of the adjustment in connection with the Special Cash Dividend which resulted in additional RSU grants.

The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022, was $60.0 million, $53.5 million and $38.5 million, respectively. The total unrecognized stock-based compensation expense related to unvested RSUs and subject to recognition in future periods is $98.4 million as of December 31, 2024 and we expect to recognize this expense over a weighted-average period of 2.5 years.
Performance Stock Units
The following table summarizes information about PSUs under the 2018 Plan:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2023	2,000,923	$10.13
PSUs granted(1)	1,507,544	10.11
PSU performance adjustment(2)	1,086,369	8.87
PSUs vested	(1,934,262)	9.47
PSUs forfeited	(406,865)	10.30
Unvested balances at December 31, 2024	2,253,709	$10.05	$32,115	0.7
______
(1)    Includes 277,033 PSUs granted as a result of the adjustments in connection with the Special Cash Dividend which resulted in additional PSU grants.
(2)    Represents adjustment in PSUs outstanding due to the actual achievement of predefined performance targets.

The total fair value of PSUs vested during the years ended December 31, 2024 and 2023 was $24.6 million and $8.0 million, respectively. The total unrecognized stock-based compensation expense related to unvested PSUs and subject to recognition in future periods is $9.7 million as of December 31, 2024 and we expect to recognize this expense over a weighted-average period of 0.7 years.
For RSUs and PSUs, the number of shares issued on the date of vesting is generally net of statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. We withheld and retired approximately 2,075,000 shares, 1,844,000 shares and 934,000 shares to satisfy $26.5 million, $18.8 million and $11.1 million of employees’ tax obligations during the years ended December 31, 2024, 2023 and 2022, respectively. These shares are treated as common stock repurchases in our consolidated financial statements.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan
In October 2018, our board of directors adopted and our stockholders approved our 2018 Employee Stock Purchase Plan, or the ESPP. As of December 31, 2024, 5,139,699 shares of our common stock were reserved for future issuance under our ESPP.
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
Stock-based compensation expense related to our ESPP plan was $1.1 million, $1.3 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
11. Earnings (Loss) Per Share
A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Basic income (loss) per share
Numerator:
Net income (loss)	$111,903	$(9,109)	$(929,413)
Earnings allocated to unvested restricted stock(1)	—	—	—
Net income (loss) available to common stockholders	$111,903	$(9,109)	$(929,413)
Denominator:
Weighted-average shares used in computing basic income (loss) per share	169,313	164,631	160,841

Diluted income (loss) per share
Numerator:
Net income (loss) available to common stockholders	$111,903	$(9,109)	$(929,413)
Denominator:
Weighted-average shares used in computing basic income (loss) per share	169,313	164,631	160,841
Add dilutive impact of employee equity plans	5,178	—	—
Weighted-average shares used in computing diluted income (loss) per share	174,491	164,631	160,841
______
(1)    There was no unvested restricted stock outstanding during the year ended December 31, 2024.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or the performance condition had not been met at the end of the period:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Total anti-dilutive shares	144	14,987	11,648
The calculation of diluted income (loss) per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options or proceeds from the employee stock purchase plan.
12. Employee Benefit Plans
401(k) Plan
We maintain a 401(k) matching program for all eligible employees. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Employee benefit plan expense	$4,769	$4,830	$5,016
13. Related Party Transactions
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
The amounts recorded in our consolidated financial statements related to the agreements noted above were insignificant as of and for the years ended December 31, 2024, 2023 and 2022.

14. Income Taxes
U.S. and international components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
U.S.	$104,274	$75,329	$(824,064)
International	(473)	(41,190)	(83,963)
Income (loss) before income taxes	$103,801	$34,139	$(908,027)
Income tax expense (benefit) was composed of the following:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Current:
Federal	$26,146	$29,518	$14,688
State	5,481	4,978	1,374
International	9,352	9,904	4,361
	40,979	44,400	20,423
Deferred:
Federal	(46,249)	(5,322)	(9,024)
State	(6,445)	(1,076)	454
International	3,613	5,246	9,533
	(49,081)	(1,152)	963
	$(8,102)	$43,248	$21,386

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income (loss) before income taxes and the amount recognized in our consolidated financial statements is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Expense (benefit) derived by applying the federal statutory income tax rate to income (loss) before income taxes	$21,798	$7,169	$(190,686)
State taxes, net of federal benefit, including state valuation allowance change	(2,093)	2,859	1,182
Permanent items	(182)	2,130	963
Global intangible low-taxed income	9,292	5,368	4,700
Foreign-derived intangible income	(1,135)	(1,422)	(335)
Research and experimentation tax credits	(1,465)	(1,796)	(1,862)
Withholding tax	3,850	2,628	3,936
Foreign Tax Credits	(10)	(1,184)	(1,116)
Valuation allowance	(26,768)	27,183	30,761
Stock-based compensation	137	3,424	5,417
Effect of foreign operations	(17,072)	(8,228)	4,412
Nondeductible officer compensation	5,546	5,117	2,904
Goodwill impairment	—	—	161,110
	$(8,102)	$43,248	$21,386

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets were:

	December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Allowance for credit losses	$117	$131
Net operating loss	8,781	15,380
Research and experimentation credits	4,949	6,746
Capitalized research and development	41,123	28,215
Stock-based compensation	8,140	7,598
Intangibles	117,548	124,721
Interest	37,985	24,878
Deferred revenue	4,061	3,767
Unrealized exchange gain	1,201	70
States	—	250
Leases	10,273	12,742
Other credits	3,995	4,235
Total deferred tax assets	238,173	228,733
Valuation allowance	(41,625)	(78,089)
Deferred tax assets, net of valuation allowance	196,548	150,644
Deferred tax liabilities:
Property and equipment	343	1,115
Prepaid expenses	2,442	2,646
Debt costs	5,377	599
Leases	5,150	7,827
Accrued expenses	7,807	7,166
States	1,969	—
Total deferred tax liabilities	23,088	19,353
Net deferred tax asset (liability)	$173,460	$131,291
At December 31, 2024 and 2023, we had net operating loss carry forwards for U.S. federal income tax purposes of approximately $23.9 million and $34.0 million, respectively, of which $4.2 million and $4.5 million, respectively, are limited due to IRC Section 382 limitations. These U.S. federal net operating losses are available to offset future U.S. federal taxable income and begin to expire at various dates from 2025 through 2037.
At December 31, 2024 and 2023, we had net operating loss carry forwards for certain state income tax purposes of approximately $47.0 million and $42.1 million, respectively, some of which are limited due to IRC Section 382. These state net operating losses are available to offset future state taxable income and begin to expire in 2031.
At December 31, 2024 and 2023, we had foreign net operating loss carry forwards of approximately $5.4 million and $14.4 million, respectively, which are available to offset future foreign taxable income, and begin to expire in 2036.
At December 31, 2024 and 2023, we had state research and experimentation tax credit carryforwards of approximately $2.4 million and $2.1 million, respectively, which begin to expire in 2036. We had foreign research and experimentation tax credit carryforwards of approximately $2.6 million and $2.1 million, respectively, which begin to expire in 2025. We had foreign tax credits of $4.0 million and $4.2 million, respectively, which do not expire and have a full valuation allowance.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2024, based on the relevant weight of positive and negative evidence, we concluded

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

that it is more likely than not that certain U.S. federal and state deferred tax assets are realizable. As such, we released $46.2 million of valuation allowance associated with federal and state deferred tax assets. We have recorded valuation allowances of $41.6 million and $78.1 million, as of December 31, 2024 and 2023, respectively, as we do not believe it is more likely than not that these deferred tax assets will be realized. We continue to maintain a full valuation allowance against the deferred tax assets of acquired entities and the deferred tax asset for disallowed interest expense in the U.S. as of December 31, 2024. With respect to the U.S. disallowed interest expense deferred tax asset, we have considered our debt level, the related interest expense, and the U.S tax laws which limit our ability to deduct certain amounts of interest expense.
The U.S. Tax Cuts and Jobs Act of 2017, or the Tax Act, imposed a mandatory transition tax on accumulated foreign earnings as of December 31, 2017 and created a new territorial tax system in which we recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the years ended December 31, 2024 and 2023, we incurred income tax expense under the global intangible low-taxed income, or GILTI, provisions and have treated it as a component of income tax expense in the period incurred. As a result of the Tax Act, all foreign earnings are subject to a territorial tax system and dividends received deduction regime in the U.S. As of December 31, 2024, other than an immaterial amount, all undistributed earnings of our foreign subsidiaries are intended to be distributed back to the U.S. Accordingly, an immaterial amount of state income taxes and foreign exchange loss have been recorded on the undistributed earnings of our foreign subsidiaries as of December 31, 2024.
Gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Gross unrecognized tax benefits	$5,490	$14,759	$14,113
At December 31, 2024 and 2023, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.4 million and $4.8 million, respectively.
The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Balance, beginning of year	$14,759	$14,113	$17,943
Increases for tax positions related to the current year	933	920	374
Increases for tax positions related to prior years	309	484	38
Decreases for tax positions related to prior years	(3,089)	—	(2,938)
Settlement with taxing authorities	(6,563)	—	(1,009)
Reductions due to lapsed statute of limitations	(859)	(758)	(295)
Balance, end of year	$5,490	$14,759	$14,113
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through February 2016 and 2021 through 2024 tax years generally remain open and subject to examination by federal tax authorities. The 2015 through 2023 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016 and we executed a Form 870-AD with the Internal Revenue Service on January 22, 2025. We are currently under audit by the Texas Comptroller for the 2015 through 2020 tax years. We are currently under audit by the Philippines Bureau of Internal Revenue for the 2022 tax year. The audit by the Swedish Tax Agency for the 2022 tax year was closed with no changes. We are not currently under audit in any other taxing jurisdictions.
In December 2021, the Organisation for Economic Co-operation and Development ("OECD") enacted model rules defining a new global minimum tax framework which establishes a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding €750 million ("Pillar Two"). Although we operate in

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

one or more jurisdictions that have substantively enacted Pillar Two legislation, we have not exceeded the revenue threshold and therefore are not subject to the Pillar Two rules this fiscal year. We will continue to evaluate the impact of these tax law changes on future reporting periods.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. On February 10, 2020, Altera Corp. submitted a petition for writ of certiorari to the U.S. Supreme Court. On June 22, 2020, the Supreme Court of the United States denied Altera's petition to review the Ninth Circuit’s decision. Due to the uncertainty surrounding the status of the current regulations and questions related to the scope of potential benefits or obligations, we have not recorded any benefit or expense related to the court's decision as of December 31, 2024. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
15. Commitments and Contingencies
Cyber Incident
As previously disclosed, we were the victim of a cyberattack on our Orion Software Platform and internal systems, or the Cyber Incident. We, together with our partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident.
Expenses Incurred
We recorded pre-tax expenses related to the Cyber Incident as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Gross expenses related to the Cyber Incident	$10,256	$17,714	$56,435
Less: proceeds received under our insurance coverage	—	(19,798)	(30,202)
Total net expenses (proceeds) related to the Cyber Incident	$10,256	$(2,084)	$26,233
Expenses related to the Cyber Incident are primarily presented in general and administrative expense and are net of insurance proceeds received. Expenses include costs to investigate and remediate the Cyber Incident, costs of lawsuits and investigations related thereto, including settlement costs, legal and other professional services, and consulting services provided to customers at no charge, all of which were expensed as incurred, as well as estimated loss contingencies.
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

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

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
Insurance Coverage
We maintain $15 million of cybersecurity insurance coverage which renews annually. In addition, we maintain $50 million of directors and officers liability insurance coverage to reduce our exposure to our indemnification obligations for certain expenses incurred by our directors and officers which renews annually. As of December 31, 2024, all proceeds from our cybersecurity insurance and our directors and officers liability insurance relating to the losses incurred as a result of the Cyber Incident have been received.
Indemnification
In connection with the Separation, we entered into a separation and distribution agreement and related agreements with N‑able to govern the Separation and related transactions and the relationship between the respective companies going forward. The separation and distribution agreement provides for certain indemnity and liability obligations, including that we will indemnify N-able for all liabilities based upon, arising out of or related to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The amount of the indemnification liability, if any, cannot be determined and has not been recorded in our consolidated financial statements as of December 31, 2024.
Purchase Commitments
We have entered into non-cancellable minimum or fixed purchase commitments for third-party cloud infrastructure platform and hosting services.
The expected payments for our minimum purchase commitments at December 31, 2024 were as follows:

(in thousands)
2025	$16,929
2026	30,687
2027	15,187
2028	5,641
Total purchase commitments	$68,444
The expected payments for our purchase commitments are estimated based upon the remaining contractual term for each agreement and the timing of our anticipated usage of these services. Actual timing of payments may vary from our estimates.

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

Other Matters
In addition to the Cyber Incident described above, from time to time we are involved in litigation arising from the normal course of business. In management's opinion, any such litigation is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
16. Operating Segments and Geographic Information
We operate as a single reportable segment. Our chief operating decision-maker, or CODM, is considered to be our Chief Executive Officer. The chief operating decision-maker allocates resources and assesses performance of the business at the consolidated level.
The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer manages the business as one multi-product business that utilizes its model to deliver software products to customers regardless of their geography or IT environment.
Operating results including discrete financial information and profitability metrics are reviewed at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. Our CODM assesses segment performance based on net income (loss) that is reported within our consolidated statement of operations. Our segment assets are reported as total consolidated assets within our consolidated balance sheet. The accounting policies for our segment are the same as those described in Note 2. Summary of Significant Accounting Policies.
Information about reported segment revenues, net income (loss) and significant segment expenses may be found within our consolidated statement of operations. The following table represents items included in our segment net income (loss) not disclosed elsewhere:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Interest income	$8,634	$7,093	$5,722
Interest expense	112,435	122,941	89,096
Depreciation and amortization expense	74,352	82,198	94,981
Stock-based compensation expense	76,460	75,727	67,050
Entity-wide Disclosures
We based revenue by geography on the shipping address of each customer. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. The following tables set forth revenue and net long-lived assets by geographic area:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue
United States, country of domicile	$516,559	$494,971	$472,834
International	280,336	263,769	246,533
Total revenue	$796,895	$758,740	$719,367

SolarWinds Corporation
Notes to Consolidated Financial Statements (Continued)

	December 31,
	2024	2023

	(in thousands)
Long-lived assets, net
United States, country of domicile	$9,950	$12,743
Philippines	1,440	2,419
All other international	4,588	4,507
Total long-lived assets, net	$15,978	$19,669
17. Subsequent Event
On February 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Starlight Parent, LLC, a Delaware limited liability company (“Parent”), and Starlight Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Subsidiary are each affiliates of the private equity investment firm Turn/River Capital, L.P. (“Turn/River”).
At the effective time of the Merger (“Effective Time”), (i) each share of Company Common Stock outstanding, subject to certain exceptions, as of immediately prior to the Effective Time will be cancelled and cease to exist and converted into the right to receive cash in an amount equal to $18.50, without interest (the “Merger Consideration”), (ii) outstanding options will be canceled and converted into the right to receive the Merger Consideration less the applicable exercise price per share and applicable withholding taxes, (iii) each award of restricted stock units of the Company granted pursuant to a fiscal year 2024 performance share unit agreement award (each, a “Company PSU”) will automatically be cancelled and converted into the contingent right to receive the Merger Consideration, (iv) each award of performance stock units granted pursuant to a performance share unit agreement of the Company and award of restricted stock units of the Company (together with the Company Earned PSUs, the “Company RSUs”) that is, in each case, outstanding and vested as of immediately prior to the Effective Time or that vests in accordance with its terms as a result of the consummation of the Transactions (a “Vested Company RSU”) will be cancelled and converted into the right to receive an amount in cash equal to the Merger Consideration, subject to deduction for any required withholding tax, (v) each award of Company RSUs (or portion thereof) outstanding as of immediately prior to the Effective Time that is not a Vested Company RSU (an “Unvested Company RSU”) will automatically be cancelled and converted into a contingent a right to receive an amount in cash equal to the Merger Consideration, subject to deduction for any required withholding tax (the "Cash Replacement Company RSUs") and (vi) shares purchased by the Company ESPP on the day immediately prior to the day on which the Effective Time will be cancelled at the Effective Time and converted into the right to receive the Merger Consideration in accordance with the terms of the Merger Agreement. The Company ESPP will terminate after the Effective Time.
The Cash Replacement Company RSUs will, subject to the holder’s continued service through the applicable vesting dates, vest and be payable at the same time as the underlying Unvested Company RSUs would have vested and been payable pursuant to their terms and have the same terms and conditions as were applicable to the underlying Unvested Company RSUs immediately prior to the Effective Time.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments and the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
The Merger Agreement contains certain termination rights for us and Parent. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee of $119.2 million. Upon termination of the Merger Agreement under other specified circumstances, Parent will be required to pay us a termination fee of $230.0 million.

SOLARWINDS CORPORATION
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions (Charge / (Credited) to Expense)	Deductions (Write-offs, net of Recoveries)	Ending Balance

	(in thousands)
Allowance for credit losses, customers and other:
Year ended December 31, 2022	$476	$951	$254	$1,173
Year ended December 31, 2023	1,173	(389)	41	743
Year ended December 31, 2024	743	35	239	539

Tax valuation allowances:
Year ended December 31, 2022	$11,936	$35,869	$—	$47,805
Year ended December 31, 2023	47,805	30,284	—	78,089
Year ended December 31, 2024	78,089	(36,464)	—	41,625

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our independent registered public accounting firm, which has audited our consolidated financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, and issued an audit report on our internal controls over financial reporting, which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
Sudhakar Ramakrishna, our President and Chief Executive Officer, entered into a Rule 10b5-1 Trading Plan on November 12, 2024. Mr. Ramakrishna's plan provides for the potential sale of up to 160,000 shares of the Company's common stock between February 28, 2025 and February 18, 2026, less any shares withheld to satisfy the taxes due as a result of the vesting of any restricted stock units and performance stock units.
Jason Bliss our Chief Administrative Officer, entered into a Rule 10b5-1 Trading Plan on November 11, 2024. Mr. Bliss's plan provides for the potential sale of up to 200,000 shares of the Company's common stock between March 18, 2025 and March 18, 2026, less any shares withheld to satisfy the taxes due as a result of the vesting of any restricted stock units and performance stock units.

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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K no later than 120 days after the end of the fiscal year covered by this report. That information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K no later than 120 days after the end of the fiscal year covered by this report. That information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K no later than 120 days after the end of the fiscal year covered by this report. That information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K no later than 120 days after the end of the fiscal year covered by this report. That information is incorporated herein by reference.

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
3.Exhibits.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of May 8, 2016, among Project Lake Holdings, Ltd., SolarWinds Holdings, Inc., LOGICnow Holding S.à r.l., and LOGICnow Holdings Ltd.	S-1	333-227479	2.1	9/21/2018
2.2	Separation and Distribution Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	2.1	7/20/2021
3.1	Third Amended and Restated Certificate of Incorporation as currently in effect	10-Q	001-38711	3.1	11/27/2018
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38711	3.1	7/26/2021
3.3	Amended and Restated Bylaws as currently in effect	10-Q	001-38711	3.2	11/27/2018
4.1	Amended and Restated Stockholders' Agreement, dated October 18, 2018, by and among the Company and the stockholders' named therein	10-Q	001-38711	4.1	11/27/2018
4.1.1	First Amendment to Amended and Restated Stockholders' Agreement among the Company and the stockholders named therein, dated November 18, 2021	8-K	001-38711	10.1	11/19/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.2	Registration Rights Agreement, dated as of February 5, 2016, by and among the registrant and certain stockholders named therein	S-1	333-227479	4.3	9/21/2018
4.3	Description of Registrant's Securities Registered under Section 12 of the Exchange Act	10-K	001-38711	4.3	2/25/2022
10.1	First Lien Credit Agreement, dated as of February 5, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Goldman Sachs Lending Partners LLC, as documentation agent	S-1	333-227479	10.1	9/21/2018
10.1.1	Amendment No. 1 to First Lien Credit Agreement, dated as of May 27, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.1	9/21/2018
10.1.2	Amendment No. 2 to First Lien Credit Agreement, dated as of August 18, 2016, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.2	9/21/2018
10.1.3	Amendment No. 3 to First Lien Credit Agreement, dated as of February 21, 2017, by and among SolarWinds Holdings, Inc., as borrower, SolarWinds Intermediate Holdings I, Inc., the other guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.3	9/21/2018
10.1.4	Amendment No. 4 to First Lien Credit Agreement, dated as of March 15, 2018, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	S-1	333-227479	10.1.4	9/21/2018
10.1.5	Amendment No. 5 to First Lien Credit Agreement, dated as of July 27, 2021, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	8-K	001-38711	10.1	7/30/2021
10.1.6	Amendment No. 6 to First Lien Credit Agreement, dated as of November 23, 2022, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders party thereto	8-K	001-38711	10.1	11/28/2022

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1.7	Amendment No. 7 to First Lien Credit Agreement, dated as of January 23, 2024, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto	8-K	001-38711	10.1	1/24/2024
10.1.8	Amendment No. 8 to First Lien Credit Agreement, dated as of July 24, 2024, by and among SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc. and Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto	8-K	001-38711	10.1	7/25/2024
10.2	Management Fee Agreement, dated as of February 5, 2016, among the registrant, SolarWinds Intermediate Holdings II, Inc., SolarWinds Intermediate Holdings I, Inc., SolarWinds Holdings, Inc., SolarWinds MSP Holdings Limited, SolarWinds International Holdings, Ltd., SolarWinds, Inc., Silver Lake Management Company IV, L.L.C., Thoma Bravo, LLC and Thoma Bravo Partners XI, L.P.	S-1	333-227479	10.3	9/21/2018
10.3	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	S-1	333-227479	10.4	9/21/2018
10.4#	SolarWinds Corporation Equity Plan, dated as of June 24, 2016, and forms of agreement thereunder	S-1	333-227479	10.5	9/21/2018
10.5#	SolarWinds Corporation 2018 Equity Incentive Plan and forms of agreements thereunder	10-Q	001-38711	10.1	11/27/2018
10.6#	SolarWinds Corporation 2018 Employee Stock Purchase Plan	10-K	001-38711	10.7	2/25/2019
10.7#	Form of SolarWinds Corporation Bonus Plan	S-1	333-227479	10.8	9/21/2018
10.8#	Amended and Restated Employment Agreement, dated as of April 27, 2016, between SolarWinds Worldwide, LLC and J. Barton Kalsu	S-1	333-227479	10.10	9/21/2018
10.8.1#	Omnibus Amendment to Employee Agreement, effective as of June 24, 2024, between SolarWinds Worldwide, LLC and J. Barton Kalsu	8-K	001-38711	10.2	6/10/2024
10.9#	Employment Agreement, dated as of September 15, 2015, between SolarWinds Worldwide, LLC and Jason Bliss	10-Q	001-38711	10.1	5/8/2020
10.9.1#	Amendment to Employment Agreement, dated April 27, 2016, between SolarWinds Worldwide, LLC and Jason Bliss	10-Q	001-38711	10.2	5/8/2020
10.10#	Employment Agreement, dated as of December 7, 2020, between SolarWinds Corporation and Sudhakar Ramakrishna.	8-K	001-38711	10.1	12/9/2020
10.10.1#	Amendment to Employment Agreement, dated as of January 4, 2021, between SolarWinds Corporation and Sudhakar Ramakrishna	8-K	001-38711	10.1	1/6/2021
10.10.2#	Second Amendment to Employment Agreement, dated March 9, 2021, between SolarWinds Corporation and Sudhakar Ramakrishna	8-K	001-38711	10.1	3/11/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11#	Employment Agreement, dated as of February 15, 2022, between SolarWinds Worldwide, LLC and Andrea Webb	10-K	001-38711	10.13	2/22/2023
10.11.1#	Omnibus Amendment to Employment Agreement, effective as of December 2, 2024, between SolarWinds Worldwide, LLC and Andrea Webb	8-K	001-38711	10.1	8/26/2024
10.12#	Employment Agreement dated as of June 6, 2024, between SolarWinds Worldwide, LLC and Lewis Black	8-K	001-38711	10.1	6/10/2024
10.13	Intellectual Property Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.4	7/20/2021
10.14	Trademark License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.5	7/20/2021
10.15	Software Cross-License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc.	8-K	001-38711	10.6	7/20/2021
19.1*	SolarWinds Insider Trading Policy	10-K	001-38711	19.1	2/18/2025
21.1*	List of subsidiaries of the registrant	10-K	001-38711	21.1	2/18/2025
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	10-K	001-38711	23.1	2/18/2025
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38711	31.1	2/18/2025
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38711	31.2	2/18/2025
32.1**	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38711	32.1	2/18/2025
97	SolarWinds Corporation Recovery of Erroneously Awarded Compensation	10-K	001-38711	97	2/16/2024
101.INS	Inline XBRL Instance Document (formatted as Inline XBRL)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing

ITEM 16. FORM 10–K SUMMARY
None.

SOLARWINDS CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	February 19, 2025	By:	/s/ Lewis W. Black

Lewis W. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sudhakar Ramakrishna	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2025
Sudhakar Ramakrishna

/s/ Lewis W. Black	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2025
Lewis W. Black

/s/ Cathleen Benko	Director	February 19, 2025
Cathleen Benko

/s/ William Bock	Director	February 19, 2025
William Bock

/s/ Kenneth Y. Hao	Director	February 19, 2025
Kenneth Y. Hao

/s/ Dennis Howard	Director	February 19, 2025
Dennis Howard

/s/ Catherine Kinney	Director	February 19, 2025
Catherine Kinney

/s/ Doug Smith	Director	February 19, 2025
Doug Smith

/s/ Easwaran Sundaram	Director	February 19, 2025
Easwaran Sundaram

/s/ Michael Widmann	Director	February 19, 2025
Michael Widmann