Form 10-K/A
period 2024-12-31
SolarWinds Corp
filed 2025-04-22
CIK 1739942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
Amendment No. 1

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
On April 11, 2025, 173,292,769 shares of common stock, par value $0.001 per share, were outstanding.
EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment” or “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed on February 19, 2025 (the “Original Form 10-K”) by SolarWinds Corporation, a Delaware corporation (“SolarWinds” or the “Company”). SolarWinds is filing this Amendment to present the information required by Part III of Form 10-K. As previously announced, on February 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Starlight Parent, LLC, a Delaware limited liability company (“Parent”), and Starlight Merger Sub, Inc., a Delaware corporation and wholly-owned direct subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The closing of the Merger occurred on April 16, 2025.
This Amendment does not address events occurring after the Merger and the disclosures contained herein relate to the Company prior to the closing of the Merger.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of and for the periods covered in the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any subsequent events.
On April 16, 2025, as a result of the consummation of the Merger and per our request, the New York Stock Exchange filed a Form 25 with the SEC to voluntarily delist our common stock on the New York Stock Exchange. We will file a Form 15 with the SEC to effect the deregistration of our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon the filing of the Form 15, our obligations to file certain reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, will immediately be suspended. Prior to the filing of such Form 15, SEC rules and regulations require the Company to first file this Amendment in order to complete the Company’s Original Form 10-K and be current in its Exchange Act reporting obligations. After the filing of this Amendment, the Company no longer intends to file any reports under the Exchange Act.

SOLARWINDS CORPORATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our business and affairs are managed under the direction of our Board. Our Board is currently comprised of nine directors, eight of whom qualify as “independent” under the listing standards of the New York Stock Exchange, or NYSE, and is divided into three classes with staggered three-year terms. The number of directors is fixed by our Board, subject to the terms of our third amended and restated certificate of incorporation, as amended, or charter, amended and restated bylaws, or bylaws, and amended and restated stockholders’ agreement dated October 18, 2018, as amended, or the stockholders’ agreement. Our charter, bylaws and stockholders’ agreement are available as exhibits to our Original Form 10-K.
Directors

Name	Age	Positions and Offices Held with Company	Director Since
Sudhakar Ramakrishna	57	President, Chief Executive Officer and Director	December 2020
William G. Bock	74	Director	October 2018
Kenneth Y. Hao	56	Director	February 2016
Catherine R. Kinney	73	Director	October 2018
Easwaran Sundaram	54	Director	February 2020
Michael Widmann	36	Director	February 2020
Cathleen Benko	66	Director	November 2021
Dennis Howard	56	Director	September 2020
Douglas Smith	73	Director	May 2021
Sudhakar Ramakrishna has served on our Board since December 2020 and has served as our President and Chief Executive Officer since January 2021. He is a global technology leader with nearly 25 years of experience across cloud, mobility, networking, security and collaboration markets. Prior to becoming our CEO, Mr. Ramakrishna served as the CEO of Pulse Secure, LLC, a leading provider of secure and zero trust access solutions for Hybrid IT environments, where he was responsible for all aspects of business strategy and execution since joining in July 2015. Prior to Pulse Secure, Mr. Ramakrishna served as the Senior Vice President and General Manager for the Enterprise and Service Provider Division at Citrix Systems, Inc., where he had responsibility for Citrix’s portfolio of virtualization, cloud networking, mobile platforms and cloud services solutions. Mr. Ramakrishna also has held senior leadership roles at Polycom, Inc., Motorola, Inc., Stoke, Inc., 3COM Corporation and U.S. Robotics. Mr. Ramakrishna is an experienced public and private company board member. He has served on the board of Cardinal Health, Inc. (NYSE: CAH) since March 2025 and the board of Model-N from November 2024. Mr. Ramakrishna previously served on the board of directors of SailPoint Technologies Holdings, Inc. until it was taken private in August 2022. Mr. Ramakrishna is a partner at Benhamou Global Ventures, a leading venture capital firm investing in emerging startups in the fields of security, analytics and applications. Mr. Ramakrishna earned a master’s degree in computer science from Kansas State University and a master’s of management degree from Northwestern University’s Kellogg School of Management.
William G. Bock has served on our Board since October 2018 and as our Chairman of the Board since August 2020. Mr. Bock has served as a board director and advisor for a number of technology companies, since his retirement from Silicon Laboratories Inc., or Silicon Labs, (NASDAQ: SLAB) in 2016. Mr. Bock served as President of Silicon Labs from 2013 to 2016 and as Chief Financial Officer and Senior Vice President of Silicon Labs from 2006 to 2011. From 2001 to 2006, Mr. Bock participated in the venture capital industry, principally as a partner with CenterPoint Ventures. Before his venture career, Mr. Bock held senior executive positions with three venture-backed companies, Dazel Corporation, Tivoli Systems and Convex Computer Corporation. Mr. Bock began his career with Texas Instruments. Mr. Bock currently serves on the board of directors of Silicon Labs, Sailpoint, Inc. (NASDAQ: SAIL), and serves as board chairman of N-able, Inc. (NYSE: NABL). He previously served on the boards of directors of Convio, Inc., Entropic Communications, Inc. and Borderfree, Inc. Mr. Bock holds a B.S. in computer science from Iowa State University and a M.S. in industrial administration from Carnegie Mellon University.

Kenneth Y. Hao has served on our Board since February 2016. Mr. Hao joined Silver Lake in 2000 and is its Chairman and a Managing Partner, a position he has held since 2019. Mr. Hao has led investments in a range of technology industry leaders across a range of sectors and geographies. His portfolio companies have included Alibaba Group and ANT Financial, Broadcom (and its predecessor Avago), Network General (acquired by Net Scout), Seagate, ServiceMax, Smart Global Holdings, Symantec/NortonLifeLock and UGS (acquired by Siemens). Mr. Hao currently serves on the board of directors of Broadcom Inc. (NASDAQ: AVGO) and previously served on the board of Splunk Inc. prior to its acquisition by Cisco Systems, Inc. in March 2024. Prior to joining Silver Lake at its launch in 2000, Mr. Hao was with Hambrecht & Quist (now part of JP Morgan) from 1990-1999, where he served as a Managing Director. Outside of Silver Lake, Mr. Hao serves on the boards of UCSF and UTR Sports. Mr. Hao graduated from Harvard College with an A.B. in Economics.
Catherine R. Kinney has served on our Board since October 2018. Ms. Kinney has over 35 years of experience in securities regulation and management. Ms. Kinney retired from NYSE Euronext in March 2009, having served as the president and co-chief operating officer of the NYSE Euronext from 2002 to 2008. From 2007 to 2009, she served in Paris, overseeing global listings, marketing and branding and served as part of the integration team following the merger of The New York Stock Exchange and Euronext in April 2007. Ms. Kinney joined the NYSE in 1974 and held management positions with responsibility for several divisions, which include client relations from 1996 to 2007, trading floor operations and technology from 1987 to 1996 and regulation from 2002 to 2004. Ms. Kinney served on the boards of directors of MetLife, Inc. (NYSE: MET) until June 2024 and MSCI Inc. (NYSE: MSCI) until April 2024. Ms. Kinney previously served as a director of NetSuite Inc. and QTS Realty Trust, Inc. Ms. Kinney holds a Bachelor of Arts degree from Iona College. Ms. Kinney has also received honorary degrees from Georgetown University, Fordham University and Rosemont College.
Easwaran Sundaram has served on our Board since February 2020. Mr. Sundaram has served as Operating Executive at Tailwind Capital since March 2021. Previously, Mr. Sundaram served as the Executive Vice President, Chief Digital & Technology Officer of JetBlue Airways Corporation from 2017 to February 2021 and previously served as its Executive Vice President of Innovation and Chief Information Officer from 2012 to 2017. Since January 2016, Mr. Sundaram has served as Oversight Officer & Investment Committee Member for JetBlue Technology Ventures, a wholly owned subsidiary of JetBlue Airways Corporation that incubates, invests in and partners with early stage startups. Previously, he was Senior Vice President of Global Supply Chain Operations and Global Chief Information Officer at Pall Corporation and served in a senior supply chain management role at PSS World Medical, Inc. (now McKesson Corporation). Mr. Sundaram also serves as a director of WESCO International, Inc. (NYSE: WCC). Mr. Sundaram holds a Bachelor of Science degree in Chemistry from Madurai Kamaraj University, a Supplemental Degree in Logistics Management from the Institute of Rail Transport, India and a Masters of Science in International Transportation Management from State University of New York Maritime College.
Michael Widmann has served on our Board since February 2020. Mr. Widmann is currently a Managing Director of Silver Lake, which he joined in 2011. Previously, he worked in the Technology Investment Banking Group at Credit Suisse. He currently serves on the board of directors of N-able, Inc. (NYSE: NABL) and TEG Pty Ltd. Mr. Widmann received a B.A. in Economics from Claremont McKenna College.
Cathleen Benko has served on our board of directors since November 2021. A former Vice Chairman and Managing Principal of Deloitte LLP from 2011 to 2018, Ms. Benko was previously Deloitte Consulting’s first global e-Business leader from 2003 to 2009, and first Chief Talent Officer from 2006 to 2010, where she devised more agile and inclusive career development models. Ms. Benko is also a member of the Board of Directors and compensation committee of NIKE, Inc. (NYSE: NKE) and member of the Board of Directors of WorkBoard. She serves as chair of the Harvard Business School/NC Advisory Council and a member of the board of directors for several nonprofit organizations including Stanford’s Institute for Research in the Social Sciences, Santa Clara University’s Markkula Center for Applied Ethics, National Association of Corporate Directors, the International Women’s Forum and Life Skills For Soldiers. Ms. Benko holds an M.B.A. from Harvard Business School and B.S. from Ramapo College of New Jersey where she was awarded the President’s Award of Merit, the school’s highest distinction.

Dennis Howard has served on our Board since September 2020. Mr. Howard has served as the Managing Director and Chief Information Officer of Charles Schwab & Co, Inc. since 2016 and previously served as its Senior Vice President, Core Technology Services from 2014 to 2016. Prior to Charles Schwab, he served as Senior Vice President and Chief Information Officer of Visa Inc. and in various other information technology roles at Visa across a number of disciplines, including development of enterprise systems, data and analytics and client-facing product development. Prior to Visa, Mr. Howard worked in technology at Commerce One, Inc. and other firms and served in several roles in the public sector. Mr. Howard holds a B.A. from the University of Texas at San Antonio and a Masters of Public Policy and Administration from Baylor University.
Douglas Smith has served on our Board since May 2021. Mr. Smith has been an Industry Partner of Motive Partners GP, LLC, an investment firm focused on technology enabled companies that power the financial services industry, since June 2020 and previously served as an Advisor from September 2019 to June 2020. Mr. Smith also served as a senior advisor to Silver Lake from 2016 to 2019. Prior to that, Mr. Smith was the Co-Founder of Anaplan, Inc. where he held a variety of roles from 2009 to 2018. Previously, he was Global Chief Operating Officer of Capco. Prior to Capco, Mr. Smith served as an Operating Partner with Symphony Technology Group. Earlier in his career, he held positions including Executive Vice President and Chief Financial Officer of Mercury Interactive, co-head of the software practice at Hambrecht & Quist Capital Management, LLC, and Executive Vice President and Chief Financial Officer of Computervision, Inc. Mr. Smith currently serves on the board of directors of InvestCloud, Inc. and ServiceMax, Inc. and previously served on our Board from January 2018 to May 2018. Mr. Smith holds an M.A. in International Relations and Affairs from Northeastern University and a B.A. in Economics from Union College.

Executive Officers
Set forth below is the name, age, and position of each of our executive officers as of the date of this Form 10-K/A.

Name	Age	Position
Sudhakar Ramakrishna	57	President and Chief Executive Officer
Lewis W. Black	59	Executive Vice President, Chief Financial Officer and Treasurer
Jason W. Bliss	50	Executive Vice President, Chief Administrative Officer and Secretary
Sudhakar Ramakrishna—For biographical information, see “Directors”
Lewis W. Black has served as our Executive Vice President, Chief Financial Officer and Treasurer since August 2024 and has been with the Company since June 2024. He was previously with Actian Corporation, a leading player in cloud data platforms, serving as Chief Executive Officer and a member of the Board of Directors from October 2020 to January 2023 and as Chief Financial Officer from November 2018 to September 2020. Before joining Actian, he served as General Manager and Chief Operating Officer of the Nexmo Division of Vonage Holdings Corp. from June 2016 to September 2018. Prior to that, he served as the Chief Financial Officer of Nexmo, Inc. He previously served in finance leadership positions at Citrix Systems, AT&T, Lucent Technologies, Avaya Communications and MasTec. Mr. Black is qualified as a Certified Accountant through the Chartered Association of Certified Accountants in the United Kingdom. Mr. Black earned a BA in Business Administration from Strathclyde University.
Jason W. Bliss has served as our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary since April 2021. Mr. Bliss previously served as our Executive Vice President, Corporate Development, General Counsel and Secretary from January 2020 to April 2021, Executive Vice President, General Counsel and Secretary from June 2016 to January 2020, Senior Vice President, General Counsel and Secretary from April 2016 to June 2016, Senior Vice President, Legal Operations and Corporate Development from October 2013 to April 2016, Vice President, Corporate Development from June 2012 to October 2013 and Assistant General Counsel from March 2008 to June 2012. Prior to joining the Company, Mr. Bliss was an associate at DLA Piper LLP (US) specializing in mergers and acquisitions, capital market transactions and technology licensing. Prior to DLA Piper, Mr. Bliss was a technology consultant with Accenture. Since January 2023, Mr. Bliss has served on the board of directors of STG Logistics. Mr. Bliss earned a J.D. and an M.B.A. from Duke University and a B.S. in Engineering Science from the University of Virginia.
Code of Business Ethics and Conduct
Our board of directors has adopted a code of business conduct and ethics for all employees, including our Chief Executive Officer and President, Chief Financial Officer, and other executive and senior financial officers. The code of business ethics and conduct is available on the investor relations portion of our website at www.solarwinds.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website. Our website and the contents therein or connected thereto are not intended to be incorporated into this Form 10-K/A.
Audit Committee
Our audit committee currently consists of Messrs. Bock, Howard and Sundaram and Ms. Kinney, and Mr. Bock currently serves as the chair of our audit committee. Our Board has determined that each current member of the audit committee satisfies the requirements for independence, financial literacy and financial expertise under the applicable rules and regulations of the SEC and listing standards of the NYSE (including the additional independence standards applicable to audit committee members). Our Board has determined that each of our current audit committee members qualifies as an “audit committee financial expert” as defined in the rules of the SEC.
Stockholder Nominees for Director
There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.
Insider Trading Policy

We have adopted an insider trading policy for directors, officers and employees of the Company that govern the purchase, sale and/or other dispositions of our common stock and other securities by our directors, executive officers, employees and any member of his or her immediate family living in his or her household. The insider trading policy prohibits trading in Company securities when the director, executive or employee has material, non-public information about the Company.
In addition to the above restrictions, the insider trading policy requires that our Section 16 officers and certain other employees pre-clear every transaction involving Company securities with the Company’s compliance officer. Pre-clearance obligations apply to all transactions in Company securities. Additionally, directors and certain officers and employees are prohibited from trading in Company securities during certain blackout periods.
A copy of our insider trading policy was filed as an exhibit to our Original Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Director Compensation
Pursuant to our non-employee director compensation policy, non-employee directors receive the compensation set forth in the table below. All retainers are annual cash amounts paid quarterly and are pro-rated if a director does not serve for the entire quarter. Chairman and committee retainers are in addition to the general Board member retainer. Committee chairs receive the applicable committee chair retainer in lieu of the member retainer payable for service on the committee.

General Board member retainer	$50,000
Chairman member retainer	$100,000
Audit Committee Chair retainer	$25,000
Compensation Committee Chair retainer	$17,500
Nominating and Corporate Governance Committee Chair retainer	$10,000
Technology and Cybersecurity Committee Chair retainer	$10,000
Audit Committee member retainer	$12,500
Compensation Committee member retainer	$8,750
Nominating and Corporate Governance Committee member retainer	$5,000
Technology and Cybersecurity Committee member retainer	$5,000
Annual equity award	Restricted Stock Units valued at $210,000

2024 Director Compensation Table
The following table provides information regarding the compensation paid to our non-employee directors for the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation ($)	Total ($)
Cathleen Benko	58,750	209,997	—	268,747
William G. Bock	192,500	209,997	—	402,497
Kenneth Y. Hao	58,750	209,997	—	268,747
Dennis Howard	67,500	209,997	—	277,497
Catherine R. Kinney	72,500	209,997	—	282,497
Douglas Smith	55,000	209,997	—	264,997
Easwaran Sundaram	77,500	209,997	—	287,497
Michael Widmann	50,000	209,997	—	259,997

________________
(1)The amounts reported in this column represent the amounts paid in cash to our non-employee directors for Board and committee service during the fiscal year ended December 31, 2024 under our non-employee director compensation policy.
(2)The amounts reported in this column reflect the aggregate grant date fair value of restricted stock units, or RSUs, based on the closing market price of a share of our common stock on the grant date computed in accordance with FASB ASC Topic 718. The RSUs were the annual equity awards granted under our non-employee director compensation policy on the date of our 2024 annual meeting of stockholders. The awards vest 100% on the one-year anniversary of the grant date, subject to continued service through such date. The number of shares of our common stock underlying outstanding stock awards held by each of our non-employee directors as of December 31, 2024 was as follows:

Director Name	Outstanding Stock Awards
Cathleen Benko	25,498
William G. Bock	17,573
Kenneth Y. Hao	17,573
Dennis Howard	17,573
Catherine R. Kinney	17,573
Douglas Smith	17,573
Easwaran Sundaram	17,573
Michael Widmann	17,573

EXECUTIVE COMPENSATION
This section describes the compensation program for our named executive officers identified below (“NEOs”) and includes the required executive compensation tables.
Compensation Discussion and Analysis
The following discussion and analysis provides information regarding our compensation program, policies and practices during 2024 which are material to understanding our 2024 compensation program for the following named executive officers (our “NEOs”), as well as certain actions taken since the end of 2024 and prior to the filing of this Form 10-K/A:
•Sudhakar Ramakrishna, our President and Chief Executive Officer (our “CEO”);
•Lewis W. Black, our Executive Vice President, Chief Financial Officer, and Treasurer;
•Jason W. Bliss, our Executive Vice President, Chief Administrative Officer and Secretary;
•J. Barton Kalsu, our former Executive Vice President, Chief Financial Officer, and Treasurer; and
•Andrea Webb, our former Executive Vice President, Chief Customer Officer.
Executive Departures
J. Barton Kalsu, our former Executive Vice President, Chief Financial Officer, and Treasurer, notified us on June 6, 2024, of his decision to resign effective as of August 15, 2024. In connection with his resignation, Mr. Kalsu entered into an independent contractor agreement pursuant to which he agreed to provide consulting services from August 16, 2024 through November 15, 2024. Under the terms of this agreement, (i) Mr. Kalsu was paid $30,000 per month in respect of his consulting services and (ii) all outstanding RSUs and PSUs for which the performance criteria had already been achieved continued to vest in accordance with their terms for so long as Mr. Kalsu provided services under the agreement.
Andrea Webb, our former Executive Vice President, Chief Customer Officer, notified us on August 22, 2024, of her decision to resign effective as of December 2, 2024. In connection with her resignation, Ms. Webb entered into an independent contractor agreement pursuant to which she agreed to provide consulting services from December 3, 2024 through February 28, 2025. Under the terms of this agreement, (i) Ms. Webb was paid $50,000 per month in respect of her consulting services and (ii) all outstanding RSUs and PSUs continued to vest in accordance with their terms for so long as Ms. Webb provided services under the agreement.
Executive Compensation Policies and Practices

We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The compensation committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following policies and practices were in effect during 2024:

What We Do			What We Don't Do
✓	Pay for performance through incentives based on Company performance	✗	Guarantee annual base salary increases or bonuses unless as part of an initial employment agreement to induce the candidate to join the Company
✓	Review peer compensation data prior to making executive compensation decisions	✗	Provide tax “gross-ups” or perquisites except with respect to the standard benefits that are provided to all our employees or as part of an international assignment
✓	Align executive compensation with stockholder returns through long-term incentives	✗	Provide excise tax “gross-ups” for executive officers in the event of a change in control of the Company
✓	Structure executive officer compensation so the majority is “at-risk”	✗	Allow hedging or pledging of Company stock
✓	Annual and ongoing reviews of compensation programs, policies, practices and governance, including an assessment to identify and mitigate undue risk-taking by our executive officers and other employees	✗	Provide pension arrangements or separate executive retirement plans
✓	Require a “double-trigger” for potential payments and benefits upon a change in control of the Company in any compensation arrangements
✓	Maintain and periodically review stock ownership guidelines
✓	Maintain a compensation recovery (“clawback”) policy that complies with Exchange Act Rule 10D-1 and the applicable NYSE listing standards
Stockholder Advisory Vote on Named Executive Officer Compensation
At our 2024 annual meeting of stockholders, we conducted a non-binding stockholder advisory vote on the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote). Our stockholders approved the Say-on-Pay proposal with approximately 98% of the votes cast in favor of the proposal. We believe this result demonstrates that our stockholders are generally supportive of our executive compensation program.
Overview of Executive Compensation Program
Our executive compensation program seeks to attract and retain talented, qualified senior executive officers to manage and lead our Company and to motivate them to pursue and achieve our corporate objectives. Additionally, we strive to align pay with creating stockholder value. Therefore, our current compensation program reflects a mix of cash and equity elements to focus our executive officers on both our short-term results and long-term success.
The following key principles guide our compensation decision-making and program design:

Objective	Description
Competitive Pay	Our total compensation program is designed to be competitive to recruit and retain highly qualified executive officers for critical positions.
Balanced Pay Mix
Our compensation program is a combination of short-term and long-term cash and equity and fixed and performance-based elements. A majority of our executive compensation program is performance-based and “at-risk,” or otherwise focused on the long-term, which we believe drives the creation of long-term stockholder value.

Pay for Performance	Our executive officers’ compensation packages are designed to link short-term and long-term incentives to our performance against financial and operational goals to motivate and drive execution against such financial and operational goals.
Stockholder Alignment	Our executive officers’ compensation packages are designed to link long-term incentives to the creation of stockholder value to align the interests of our executive officers with those of our stockholders.
Balanced Performance Management
We use a combination of financial performance metrics, varying time horizons and compensation vehicles to provide a balanced and comprehensive measure of performance, and to encourage effective use of resources to achieve our corporate objectives.

Manage Compensation Risk	We set incentive goals in such a way as to discourage excessive and unnecessary risk taking and avoid placing too much emphasis on any one metric or performance time horizon.
Executive Compensation Program
In setting target total direct compensation, the compensation committee seeks to achieve a balance between fixed and variable (or “at-risk”) elements, short-term and long-term pay elements and cash and equity-based elements, primarily through cash base salaries, annual cash incentives, long-term incentives in the form of equity awards and broad-based health and welfare benefits. The following table provides information regarding the elements of our executive compensation program for 2024.

	Cash Compensation		Equity Compensation		Other
	Base Salary	Executive Bonus Plan	Performance Stock Units	Restricted Stock Units	Broad-Based Benefits
Primary Purpose	Attraction and Retention
	To secure and retain services of our executive officers by providing a fixed level of cash compensation for performing essential elements of position	Encourage our executive officers to achieve short-term Company and individual goals that drive our growth	Provide long-term retention and incentives to our executive officers that align their interests with our stockholders’ interests		---
Recipients	All NEOs
Reviewed	Annually
Grant Date	---	First Quarter for Current Year			---
Payment Date	Ongoing	First Quarter of Next Fiscal Year	Earned after One Year and Vest over Three Years	Vest over Four Years	Ongoing
Fixed or “At-Risk”	Fixed	Variable or “At-Risk”			Fixed
Performance Period	---	One Year	One Year	---	---
Performance Basis	Compensation committee judgment	Adjusted revenue and cash adjusted EBITDA targets, plus compensation committee judgment	Adjusted revenue and cash adjusted EBITDA targets, plus compensation committee judgment	Subject to stock price fluctuations	---
Compensation Decision Making Process
We believe the best way to align executive and stockholder interests is through a compensation program governed by the compensation committee, designed with input from management and, as appropriate, external advisors regarding internal, external and business challenges and opportunities facing our Company and our executive officers.
Role of the Compensation Committee
The compensation committee has the overall responsibility for overseeing the compensation and benefit programs for our executive officers. The compensation committee is responsible for ensuring that our compensation policies and practices support the successful recruitment, development and retention of the executive officer talent required for us to achieve our business objectives. Members of the compensation committee are appointed by our Board. Messrs. Bock and Hao and Ms. Benko served on the compensation committee during 2024.
Role of Management
In 2024, our CEO provided recommendations on compensation for our executive officers, and also provided input requested by the compensation committee regarding his own compensation. Our CEO and the compensation committee, based on their respective assessments of the market data provided by the compensation committee's compensation consultant, Compensia, and competitive market dynamics, exercised judgment to recommend and set target total direct compensation for our executive officers that is competitive and internally equitable within our existing executive team. In making these recommendations, our CEO considered the total compensation that would be necessary to retain these executive officers and provide them with the appropriate incentives to drive growth in the value of our business, including in light of our evolution to a subscription-first approach. In approving these arrangements, the members of the compensation committee relied on their experience and judgment, and that of our CEO, and reviewed his recommendations to ensure the compensation packages were appropriate based on each executive officer’s title, position, role and responsibilities. Compensation arrangements may be adjusted from time-to-time based on our need to remain market competitive, or to reflect changes in an executive officer’s title, authority or job responsibilities.
Our CEO was not present during any deliberations related to his own compensation. Our Executive Vice President, Chief Financial Officer and Executive Vice President, Chief Administrative Officer and Secretary also attended certain meetings of the compensation committee related to 2024 executive compensation but were not present during any deliberations related to their own compensation.
Role of Compensation Consultant
The compensation committee has the authority to retain a compensation consultant to assist in evaluating the compensation of our CEO and our other executive officers, and to approve the consultant’s fees and engagement terms. The compensation committee also has the authority to retain other advisors to assist it in fulfilling its responsibilities.
In 2024, the compensation committee again engaged Compensia, a national compensation consulting firm, to assist it in fulfilling its responsibilities by providing reports and analyses regarding competitive market and industry trends and practices related to executive compensation.
The compensation committee has evaluated its relationship with Compensia to ensure that it believes that such firm is independent from management. This review process included a review of the services that Compensia provided, the quality of those services and the fees associated with the services provided during 2024. Based on this review, as well as consideration of the factors affecting independence set forth in Exchange Act Rule 10C-1(b)(4), the listing standards of the NYSE and such other factors as were deemed relevant under the circumstances, the compensation committee evaluated Compensia’s independence and determined that no conflict of interest has arisen as a result of the work performed by Compensia.
For 2024, the compensation committee, based on an analysis prepared by Compensia, developed the Company’s compensation peer group for purposes of advising the compensation committee on its assessment of base salaries, annual cash incentive opportunities and long-term incentive compensation for our named executive officers. After comments and suggestions from Company management and other members of our Board, the compensation committee reviewed the peer group assessment criteria, including peer group company location, industry, ownership, revenue ranges, market capitalization and revenue growth rate. The compensation peer group was selected from companies that provide internet service or software and services, or enterprise software applications that are headquartered in the United States. Additionally, the compensation committee focused on peers that are approximately 0.3 to 3.0 times our estimated prior year revenue and/or have a market capitalization rate of 0.25 to 4.0 times that of our own 30 trading day average market capitalization. The competitive market data included compensation information specific to the peer group described below from publicly filed documents, including percentiles and other data aggregated across this information, and aggregated data across a broader set of technology companies. The compensation committee used this data to inform its decisions about establishing practices as a publicly traded company and 2024 executive compensation.
For 2024, our compensation peer group as approved by the compensation committee consisted of the following companies:

NetScout Systems, Inc.	JAMF	Box, Inc.
Teradata Corporation	Software AG	Progress Software Corporation
Pagerduty	Qualys, Inc.	CCC Intelligent Solutions
Tenable Holdings, Inc.	Dynatrace, Inc.	New Relic, Inc.
PowerSchool	Verint Systems Inc.	Commvault Systems, Inc.
Rapid7	Varonis Systems, Inc.	Vertex
Fortinet, Inc.	Blackbaud
Concensus Cloud Solutions	N-able, Inc.
Notwithstanding the use of a peer group analysis to assess executive officer compensation, the compensation committee did not benchmark or make decisions or target compensation of any named executive officer based on any singular data point such as a particular pay percentile within the aggregated data.
Elements of Our Executive Compensation Program

Our executive compensation program consists of base salary, an annual cash incentive opportunity, long-term incentive compensation in the form of equity awards and broad-based health and welfare benefits. We chose to build our program around these elements because we believe that each element is useful in achieving one or more of the objectives of our program, and that all elements together have been and will continue to be effective in achieving our overall objectives. The compensation committee may make adjustments to compensation based on factors specific to an NEO or if it believes that in the aggregate the elements do not achieve the desired goal. As a result, each element is dependent on the other elements. We consider every element of compensation, both potential and realized, when determining the amount of each element of compensation.
Each element is described in more detail below.
Base Salary
We pay an annual base salary to our executive officers, including our NEOs, to provide a fixed rate of cash compensation. Base salary amounts are determined by the compensation committee based on what is necessary to attract and retain our executive talent. The compensation committee generally reviews the base salaries of our executive officers annually and makes adjustments based upon a number of factors, including: our overall performance against our financial and strategic plan; a competitive market analysis prepared by the compensation committee’s compensation consultant, including an emphasis on the competitiveness of our executive officers’ target total cash compensation compared to that of similarly positioned executive officers at companies in the peer group; each executive officer’s skills, experience and qualifications; an assessment of their professional effectiveness, consisting of competencies such as leadership, commitment, creativity and team accomplishment; the underlying scope of their responsibilities; their individual performance; retention considerations; and the recommendations of our CEO (except with respect to his own base salary).
In March 2024, the compensation committee determined not to increase the annual base salaries for our then-serving NEOs because it determined their existing base salary levels continued to be appropriate. In connection with his appointment as Executive Vice President, Chief Financial Officer as of June 24, 2024, we entered into an employment agreement with Mr. Black, pursuant to which his annual base salary was set at $450,000. The following table shows the 2024 annual base salaries for our NEOs.

Named Executive Officer	2023 Base Salary	2024 Base Salary	Percent Increase
Mr. Ramakrishna	$750,000	$750,000	—%
Mr. Black	$—	$450,000	—%
Mr. Bliss	$440,000	$440,000	—%
Ms. Webb	$440,000	$440,000	—%
Mr. Kalsu	$440,000	$440,000	—%
The actual base salaries paid to our NEOs in 2024 are set forth in the “Executive Compensation Tables—2024 Summary Compensation Table” below.
Annual Cash Incentives
The compensation committee annually establishes the performance metrics and objectives underlying the SolarWinds Corporation Bonus Plan. The performance metrics and objectives may change from year to year as we continue to evolve and establish different priorities, but will remain subject to the review and approval of the compensation committee. The compensation committee reserves the discretion to modify performance metrics and objectives during the performance period, make adjustments for currency fluctuations or fundamental changes to our business which impact performance objectives and to exercise discretion on final payout amounts.
2024 Incentive Plan
During 2024, our executive officers, including our NEOs, participated in the 2024 Incentive Plan under which they are eligible to receive cash incentives for the achievement of certain pre-established corporate performance objectives consistent with our annual operating plan. The 2024 Incentive Plan is also meant to reward continued employment such that only employees who are employed with us at the time bonuses are actually paid are eligible to receive an annual cash incentive award.
Target Annual Cash Incentive Opportunities
Target annual cash incentive opportunities are expressed as a percentage of base salary and are reviewed by the compensation committee annually. In February 2024, the compensation committee reviewed the target annual cash incentive opportunities of our executive officers and after considering a number of factors, including: a competitive market analysis prepared by the compensation committee’s compensation consultant, including an emphasis on the competitiveness of our executive officers target total cash compensation compared to that of similarly positioned executive officers at companies in the peer group; each executive officer’s skills, experience and qualifications; an assessment of their professional effectiveness, consisting of competencies such as leadership, commitment, creativity and team accomplishment; the underlying scope of their responsibilities; their individual performance; retention considerations; and the recommendations of our CEO (except with respect to his own target annual cash incentive opportunity), determined to maintain their target annual cash incentive opportunities percentages at their 2023 levels because it determined such levels continued to be appropriate to provide adequate incentives to our executive officers, including our NEOs, to achieve our performance goals. Mr. Black’s employment agreement, entered into in June 2024 in connection with his appointment, provided that his target annual cash incentive opportunity would be 80% of his base salary (with his target annual cash incentive opportunity for 2024 prorated based on his start date).
The target annual cash incentive opportunities for 2024 are set forth in the following table.

Named Executive Officer	2024 Target Annual Cash Incentive Opportunity (as a percentage of base salary)	2024 Target Annual Cash Incentive Opportunity ($)(1)
Mr. Ramakrishna	100%	750,000
Mr. Black	80%	187,501
Mr. Bliss	80%	352,000
Ms. Webb	80%	352,000
Mr. Kalsu	80%	352,000
(1) Target amounts for Mr. Black reflect a pro-rated amount from his start date of June 24, 2025.
Further detail of the threshold, target and maximum payout levels for each NEO is provided under “Executive Compensation Tables—2024 Grants of Plan-Based Awards Table” in the column titled “Estimated Future Payouts Under Non-Equity Incentive Plan Awards.”
Key Performance Metrics
In February 2024, the compensation committee established adjusted revenue (as defined below) and cash adjusted EBITDA (as defined below) as the performance metrics for the 2024 Incentive Plan. These metrics were selected following a review of our business priorities for the year as recommended by the Board and management and were based on the compensation committee’s belief that participating executive officers have line of sight and ability to influence each metric. The compensation committee established threshold and target performance levels for each metric that were believed to be challenging but achievable only with excellent execution of our plan, and achievement of which would translate to stockholder value over the long-term. Maximum performance levels were set to be possible, but not likely to be achieved given historical performance and our forecasted results at the time the performance metrics were approved. The compensation committee believed this design provided the proper incentives to our NEOs to execute at a high level to achieve results consistent with our financial outlook as communicated to our stockholders.
The 2024 Incentive Plan set forth the targets for the plan year based on the Company’s financial targets, with the target component being weighted 50% on adjusted revenue and 50% on cash adjusted EBITDA. No portion of the applicable annual cash incentive would be paid if either adjusted revenue or cash adjusted EBITDA fell below the 2024 threshold performance level. The respective payout levels are calculated linearly for achievement between the threshold and target performance levels. The 2024 Incentive Plan contained an upside component structured as a profit-sharing incentive, with an adjusted revenue gate, and with cash adjusted EBITDA in excess of an upside performance gate contributing to a bonus pool, subject to a maximum aggregate payment of 200% of target. The upside component would not be payable if adjusted revenue achievement fell below the applicable upside performance gate.
Target Component

	Adjusted Revenue (50% Weighting)		Cash Adjusted EBITDA (50% Weighting)
Performance Level	Achievement (% of Target)	Payout (% of Target)	Achievement (% of Target)	Payout (% of Target)

Threshold	97%	50%	97%	50%
Target	100%	100%	102%	100%
Upside Component

Cash Adjusted EBITDA Achievement (% of Target)	Payout (% of Target)
106%	110%
110%	125%
116%	150%
122%	200%
"Cash Adjusted EBITDA” means Adjusted EBITDA as defined in our Original Form 10-K further adjusted to:
•deduct capital expenditures, which includes purchases of property and equipment, capitalized software development costs and purchases of intangible assets, as disclosed in the investing activities section of the Statement of Cash Flows included in the Original Form 10-K; and
•deduct the net impact of capitalized commissions and related amortization to commission expense as recorded in the Company’s income statement.
“Adjusted Revenue” means Revenue as reported in our Original Form 10-K as adjusted to:
•reflect (upward or downward) the upfront impact of the total value of all sales of time-based subscription arrangements to equal 65% of the total booking value of such time-based subscription arrangement;
•exclude, for new multi-year arrangements exceeding one year (including co-terms in excess of two), the upfront revenue recognized on the amount of the sale related to the period after the first year of such multi-year time-based subscription arrangements to the extent (and only to the extent) that the aggregate amount of such upfront revenue recognized from all multi-year sales exceeds $5.5 million of Revenue; and
•exclude the impact of license revenue recognized that exceeds $64.6 million.
2024 Incentive Plan Payments
In February 2025, the compensation committee reviewed our performance for 2024 and determined that adjusted revenue and cash adjusted EBITDA were each above their respective target performance levels. As a result, the above-target performance metrics resulted in a formulaic payout of 115.2% for employees at the level of vice president and above. The following annual cash incentive award payments for 2024 under the 2024 Incentive Plan were made to our NEOs then serving as employees of the Company.

Named Executive Officer	2024 Bonus Payout Percentage	Annual Cash Payment ($)
Mr. Ramakrishna	115.2%	$864,000
Mr. Black	115.2%	216,425
Mr. Bliss	115.2%	405,504
Mr. Black's annual cash payment was prorated to reflect his start date of June 24, 2024. Mr. Kalsu and Ms. Webb did not receive an annual cash incentive award payment because they were not employed by us at the time of the payments. The actual annual cash incentive award payments received by our NEOs in 2024 are set forth in the “Executive Compensation Tables—2024 Summary Compensation Table” below.
Long-Term Incentive Compensation
We use long-term incentive compensation in the form of equity awards to align the interests of our executive officers, including our NEOs, with those of our stockholders and to promote a longer-term performance perspective and progress toward achieving our long-term strategy. In addition, equity-based awards provide an important retention tool for us because they historically have been subject to vesting based on continued service.

PSU awards are designed to incentivize actions that lead to increasing long-term stockholder value. Performance objectives underlying the PSU awards are generally determined at the time of grant and may include multiple performance factors, performance periods of varying length and the potential to earn above or below the target number of shares based on actual performance or additional service vesting criteria. The number of PSUs ultimately earned by our executive officers is subject to achievement against the performance objectives with the value of the underlying shares varying with the market price of our common stock over the vesting period.
RSU awards are linked with stockholder value creation since the value of the RSU awards is dependent on our stock price. RSU awards are also intended to encourage retention as they are subject to service-based vesting. RSU awards granted to our executive officers typically vest over four years, subject to continued service through each applicable vesting date.
The compensation committee took the following actions with respect to equity awards in March 2024.
March 2024 Annual Equity Awards
In March 2024, the compensation committee determined to grant annual equity awards to our executive officers, including our NEOs, in the form of RSU awards and PSU awards pursuant to the SolarWinds Corporation 2018 Equity Incentive Plan, or 2018 Plan, to align the performance objectives of our incentive plans with our business objectives for the year. In granting and setting the size of these equity awards, the compensation committee considered a number of factors, including: the market analysis prepared by the compensation committee’s compensation consultant, including an emphasis on the competitiveness of our executive officers’ target total cash compensation compared to that of similarly positioned executive officers at companies in the peer group; each executive officer’s skills, experience and qualifications; an assessment of their professional effectiveness, consisting of competencies such as leadership, commitment, creativity, and team accomplishment; the underlying scope of their responsibilities; their individual performance; retention considerations; and the recommendations of our CEO (except with respect to his own equity award). The maximum potential payout level for the PSU Awards was set at 200% of the target number of PSUs.
The 2024 annual equity awards granted to our NEOs were as follows:

Named Executive Officer(1)	RSU Award (number of shares)	PSU Award (target number of shares)	PSU Award (maximum of shares)
Mr. Ramakrishna	312,500	312,500	625,000
Mr. Bliss	100,806	100,806	201,612
Ms. Webb	100,806	100,806	201,612
Mr. Kalsu	100,806	100,806	201,612
(1) Mr. Black's equity award was granted at the time of his start date of June 24, 2024 pursuant to his employment agreement, which provided that he was entitled to an initial equity award in the form of an RSU award with an aggregate grant date value of $5 million, which vests over four years, with 25% of the award vesting on the first anniversary of the start date and 6.25% of the awards vesting quarterly over 12 quarters thereafter, subject to his continued service through each applicable vesting date. See “Executive Compensation Tables—2024 Summary Compensation Table”.
The RSU awards included in the table above vest over four years, with 6.25% of the shares subject to the awards vesting per quarter over 16 quarters beginning on May 15, 2024, subject to the NEO’s continued service through each applicable vesting date.
The PSU awards could be earned based on the level of performance attained over a one-year performance period, and, if earned, vest over a three-year period subject to continued service, with the number of shares that ultimately vest based on performance against our adjusted revenue (weighted 50%) and cash adjusted EBITDA (weighted 50%) targets for 2024 as established by the compensation committee, with the actual number of shares earned equal to the sum of (i) the adjusted revenue weighting factor of 50% multiplied by the adjusted revenue multiplier (as set forth in the table below) multiplied by the target number of shares and (ii) the cash adjusted EBITDA weighting factor of 50% multiplied by the cash adjusted EBITDA multiplier (as set forth in the table below) multiplied by the target number of shares and (iii) provided the adjusted revenue threshold had been met, the upside cash adjusted EBITDA multiplier (as set forth in the table below) multiplied by the target number of shares (collectively, the “2024 Earned Performance Shares”). The compensation committee set target goals for the 2024 PSUs that were rigorous, but reasonably achievable with strong company performance. Maximum performance levels were designed to be difficult to achieve given our historical performance and our forecasted results at the time the performance metrics were approved. For purposes of the foregoing:
The adjusted revenue multiplier was a ratio determined as follows:

Adjusted Revenue Achievement	Adjusted Revenue Multiplier
Less than threshold of 97% of the adjusted revenue target	0.00
Adjusted revenue threshold of 97% of the adjusted revenue target	0.50
Equal to or greater than adjusted revenue target	1.00
The Revenue Multiplier was a ratio determined as follows:

Cash Adjusted EBITDA Achievement	Cash Adjusted EBITDA Multiplier
Less than threshold of 96% of the cash adjusted EBITDA target	0.00
Cash adjusted EBITDA threshold of 96% of the cash adjusted EBITDA target	0.50
Equal to or greater than cash adjusted EBITDA target	1.00
The upside cash adjusted EBITDA multiplier was a ratio determined as follows:

Cash Adjusted EBITDA Achievement	Cash Adjusted EBITDA Multiplier
101% achievement of cash adjusted EBITDA Target	0.10
103% achievement of cash adjusted EBITDA Target	0.25
104% achievement of cash Adjusted EBITDA Target	0.50
106% achievement of cash adjusted EBITDA Target	1.00
Any achievement falling between the threshold and the target or the target and the upside maximum were to be determined by linear interpolation.
One-third of the 2024 Earned Performance Shares (if any) become vested shares on the date of certification by our Board or the compensation committee that the applicable performance measure for the year had been met, with the remaining two-thirds vesting quarterly over the subsequent eight quarters, subject to continued service through each applicable vesting date. If the target number of performance shares was not earned based on 2024 performance, then the PSUs in an amount equal to the target number of performance shares minus the number of 2024 Earned Performance Shares would carry forward and may become earned performance shares if we achieve the applicable performance measure or measures(s) established by the compensation committee for the next year.
In February 2025, the compensation committee reviewed our results and determined that the company’s achievement of its adjusted revenue and cash adjusted EBITDA upside targets resulted in a formulaic payout of 129.4% of target as forth in the table below.

Named Executive Officer	PSU Award Achievement(1) (number of shares)
Mr. Ramakrishna	438,907
Mr. Bliss	141,580
Ms. Webb	141,580
(1) Mr. Black did not receive PSUs under the terms of his employment agreement. Mr. Kalsu was not serving as an employee or contractor at the time of the compensation committee certification. Ms. Webb was serving as a contractor at the time of the certification of the PSUs and was therefore entitled to receive such awards. PSUs achieved have been updated to reflect the Special Dividend (as defined below) adjustment.
The equity awards granted to our NEOs in 2024 are set forth in the “Executive Compensation Tables—2024 Summary Compensation Table” and “Executive Compensation Tables—2024 Grant of Plan-Based Awards Table” below.
Special Dividend Adjustment
On March 15, 2024, our Board of Directors declared a special cash dividend of $1.00 per share (the “Special Dividend”), which was paid on April 15, 2024 to stockholders of record at the close of business on April 3, 2024. In connection with the Special Dividend and in accordance with the terms of the 2018 Plan, all outstanding equity awards were equitably adjusted to reflect the impact of the Special Dividend and preserve the value of the awards by issuing an incremental award. Outstanding RSU and PSU awards were adjusted by a conversion ratio of 1.0854 per 1 RSU or PSU then held, which was determined using a ratio of the closing trading price of our common stock on the ex-dividend date divided by such closing trading price minus $1.00. There was no incremental expense recognized in connection with the Special Dividend adjustment.
Health and Welfare Benefits
Our executive officers, including our NEOs, are eligible to participate in our standard employee benefit plans, including medical, dental, vision, life, accidental death and disability, long-term disability, short-term disability, and any other employee benefit or insurance plan made available to similarly located employees. We believe these benefits are consistent with those offered by companies with which we compete for employees.
We maintain a Section 401(k) retirement savings plan, which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, or the Code. In general, all of our U.S. employees, including our NEOs, are eligible to participate in this plan. Participants in the Section 401(k) plan may elect to defer the lesser of 90% of their current compensation or the statutory limit, whichever is less, and contribute that amount to the Section 401(k) plan. In 2024, we matched a certain percentage of contributions made by all U.S. employees, including our NEOs. The matching contribution amounts to our NEOs are shown under “Executive Compensation Tables—2024 Summary Compensation Table” below in the column titled “All Other Compensation.”
We do not offer pension arrangements, nonqualified deferred compensation plans or other arrangements or significant perquisites or other personal benefits to our executive officers, including our NEOs, outside of arrangements that may be provided to an individual working on assignment at the request of the Company. During 2024, other than as set forth in the Summary Compensation Table, none of our NEOs received perquisites or other personal benefits that were, in the aggregate, equal to $10,000 or more.
Employment Agreements
We have entered into written employment agreements with each of our NEOs. Each of these agreements provides for “at will” employment, meaning that either we or the NEO may terminate the employment relationship at any time without cause. In addition, each of these agreements required the NEO to execute our standard Employee Proprietary Information and Arbitration Agreement.
Post-Employment Compensation Arrangements
We believe that reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly qualified executive officers. We further believe that when recruiting executive talent these arrangements are necessary to offer compensation packages that are competitive. The compensation committee does not consider the specific amounts payable under these post-employment compensation arrangements, however, when determining the annual compensation of our executive officers, including our NEOs.
The employment agreements with each of our NEOs provide for certain payments and benefits in the event of certain qualifying terminations of employment, including a qualifying termination of employment in connection with a change in control of the Company. Generally, prior to a change in control of the Company, severance payments and benefits are payable to our NEOs if their employment is terminated by us other than for cause. During the 12-month period after a change in control of the Company, enhanced severance payments and benefits are payable to each of our NEOs if their employment is terminated by us without cause or as a result of a constructive termination of employment. All of our change in control severance benefits are “double-trigger” and would not be triggered solely by the occurrence of a change in control of the Company.
In the event of a change in control of the Company, to the extent Section 280G or 4999 of the Code is applicable to an executive officer, including an NEO, such individual is entitled to receive either payment of the full amounts specified in his or her employment agreement to which he is entitled or payment of such lesser amount that does not trigger the excise tax imposed by Section 4999, whichever results in him receiving a higher amount after taking into account all federal, state and local income, excise and employment taxes.
We do not provide excise tax payments (or “gross-ups”) relating to a change in control of the Company and have no such obligations in place with respect to any of our executive officers, including any of our NEOs.
For detailed descriptions of the post-employment compensation arrangements maintained with our NEOs, as well as an estimate of the potential payments and benefits payable under these arrangements as of December 31, 2024, see “Executive Compensation Tables—Potential Payments upon Termination or Change in Control” below.
Other Compensation Policies
Executive Stock Ownership Guidelines

We have stock ownership guidelines that apply to our executive officers. Pursuant to the guidelines, as of January 1 of each year, our CEO must retain an equity interest in the Company that is at least equal to six times his annual base salary and each of our other executive officers must retain an equity interest in the Company with a value that is at least three times the executive officer’s annual base salary. For purposes of the stock ownership guidelines, equity interests include vested and unvested shares of common stock, unvested RSUs and unvested PSUs whose level of achievement has been certified by the compensation committee but are subject to further service-based vesting and equity interests exclude outstanding exercised stock options, whether vested or unvested. For purposes of our stock ownership guidelines, the value of the equity interests held by an executive officer is calculated based on the average closing stock price of one share of our common stock as listed on the NYSE for the 30 calendar days preceding the determination date.
Each executive officer has five years to accumulate his or her equity interest from the later of the implementation of the stock ownership guidelines in September 2019 and the date such person became subject to the stock ownership guidelines. Following the accumulation period, in the event that an executive officer no longer holds the required interest as a result of fluctuations in the trading price of our common stock or changes in his or her base salary, such executive officer will have one year to regain the required equity interests.
Prohibition of Hedging and Pledging of Company Stock
Our insider trading policy prohibits all employees (including our NEOs) and the non-employee members of our Board from engaging in transactions to hedge their economic exposure to Company stock, including engaging in, trading in or writing options; buying puts, calls or other derivative securities; or engaging in short selling or similar types of transactions. Further, our insider trading policy prohibits all employees (including our NEOs) and the non-employee members of our Board from holding Company securities in margin accounts or pledging company securities as collateral for a loan.
Under our insider trading policy, certain employees (including our NEOs) and the non-employee members of our Board and any other individuals with access to material non-public information are prohibited from engaging in transactions in Company securities during blackout periods (other than in accordance with a pre-approved Exchange Act Rule 10b5-1 trading plan). Non-employee directors and executive officers are required to pre-clear any transactions in Company securities.
Compensation Recovery (“Clawback”) Policy
In 2023, we adopted a compensation recovery policy (the “clawback policy”) designed to comply with, and which will be interpreted in a manner consistent with, Section 10D of the Exchange Act and the applicable listing standards of the NYSE. This policy applies to all of our current and former executive officers. The clawback policy provides that, subject to the limited exemptions provided by the NYSE listing standards, if the Company is required to restate its financial results due to material noncompliance with financial reporting requirements under the securities laws, the Company must reasonably promptly seek recovery of any cash- or equity-based incentive compensation (including vested and unvested equity) paid or awarded to the executive officer, to the extent that the compensation (i) was based on a financial reporting measure and (ii) exceeded what would have been paid to the executive officer under the restatement. Recovery applies to any such excess cash- or equity-based incentive compensation received by any covered executive officer while they were an executive officer, during the three completed fiscal years immediately preceding the date on which the Company was required to prepare the restatement. For more information, see the full text of our clawback policy, which is filed as Exhibit 97 to our Original Form 10-K.
Practices Regarding the Grant of Equity Awards
The equity awards granted to our NEOs include RSUs and PSUs. Stock options were eliminated from the mix of equity awards granted to our NEOs after our initial public offering. As such, we do not have any policies or practices related to the timing of awards of stock options in relation to the disclosure of material nonpublic information.
The compensation committee has generally followed a practice of making all annual equity awards to executive officers on a single date each year (other than sign-on grants for new hires). The grants of these annual awards occur at the committee’s regularly-scheduled meeting in February or by written consent following such meeting, and all grants to NEOs are made by the compensation committee itself and not pursuant to delegated authority. We do not otherwise have any program, plan or practice to time our annual equity award grants to our executives or "off-cycle" awards in coordination with the release of material non-public information.
Compensation Policies and Practices and Our Risk Management

We believe that our compensation policies and practices for all employees, including our NEOs, do not create risks that are reasonably likely to have a material adverse effect on us. Specifically, the compensation committee believes that the balanced utilization of the various elements of our executive compensation program:
•Supports the achievement of revenue growth, earnings and cash performance in variable economic and industry conditions without undue risk; and
•Mitigates the potential to reward risk-taking that may produce short-term results that appear in isolation to be favorable, but that may undermine the successful execution of our long-term business strategy and harm stockholder value.
The compensation committee routinely assesses our compensation policies and practices and takes these risk management considerations into account as part of its review.
Tax and Accounting Considerations
The compensation committee has not adopted a formal policy regarding tax treatment of compensation paid to our NEOs, but does consider all tax implications of potential compensation decisions as a factor in its compensation decisions.
We have not provided any of our executive officers or members of our Board with a “gross-up” or other reimbursement for tax amounts the individual might pay pursuant to Sections 280G and 4999 of the Code or Section 409A of the Code. Section 280G and related Code sections provide that executive officers, directors who hold significant stockholder interests, and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control exceeding certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Section 409A also imposes significant taxes on the individual in the event an executive officer, director, or other service provider receives “deferred compensation” not meeting the requirements of Section 409A. Our compensation committee considers the impact of Section 409A of the Code, and in general, our executive plans and programs are designed to comply with the requirements of that section to avoid the possible adverse tax consequences that may arise from non-compliance.
Under Section 162(m), compensation paid to each of the Company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible. The compensation committee looks at a variety of factors in making its decisions and retains the flexibility to provide compensation to our NEOs in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m).
Under ASC 718, the Company is required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record stock-based compensation expense on an ongoing basis according to ASC 718. This compensation expense is also reported in the compensation tables below, even though recipients may never realize any value from their equity awards.
REPORT OF THE COMPENSATION COMMITTEE

The material in this report shall not be deemed to be (i) “soliciting material,” (ii) “filed” with the SEC, (iii) subject to Regulations 14A or 14C of the Exchange Act, and/or (iv) subject to the liabilities of Section 18 of the Exchange Act. This report shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent the Company specifically incorporates it by reference into such filing.
We, as members of the compensation committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K/A with management. Based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

William Bock (Chair)
Cathleen Benko
Kenneth Y. Hao

EXECUTIVE COMPENSATION TABLES
2024 Summary Compensation Table
The following table provides information regarding the compensation earned in 2022, 2023 and 2024 by our NEOs, which includes our Chief Executive Officer, all individuals who served as our Chief Financial Officer during 2024, our one other most highly compensated executive officer, as determined by reference to total compensation for 2024, who was serving as an executive officer at the end of 2024 and one additional individual for whom disclosure would have been required but for the fact that they were not serving as an executive officer at the end of the last completed fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Sudhakar Ramakrishna	2024	750,000	—	7,743,750	864,000	13,800	9,371,550
President and Chief Executive Officer	2023	750,000	—	6,772,653	1,035,000	13,200	8,570,853
	2022	750,000	—	9,074,406	—	12,200	9,836,606

Lewis W. Black(4)	2024	234,376	—	5,117,172	216,425	23,906	5,591,879
Executive Vice President, Chief Financial Officer and Treasurer

Jason W. Bliss	2024	440,000	—	2,497,973	405,504	13,800	3,357,277
Executive Vice President, Chief Administrative Officer and Secretary	2023	440,000	—	2,184,716	485,760	13,200	3,123,677
	2022	436,667	—	3,736,515	—	12,200	4,185,382

Andrea Webb(5)	2024	405,167	792,000(6)	2,497,973	—	75,848	3,770,988
Former Executive Vice President, Chief Customer Officer	2023	436,250	—	2,403,185	481,677	13,200	3,334,312
	2022	412,500	20,000(7)	4,270,307	—	12,200	4,715,007

J. Barton Kalsu(8)	2024	275,000	880,000(9)	2,497,973	—	103,800	3,756,773
Former Executive Vice President, Chief Financial Officer and Treasurer	2023	440,000	—	2,184,716	485,760	13,200	3,123,677
	2022	440,000	—	3,736,515	—	12,200	4,188,715

(1)The amounts reported in this column reflect the aggregate grant date fair value of the PSU awards and RSU awards granted in March 2024, February 2023 and March 2022, respectively, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”) as further described in Note 10 to the Consolidated Financial Statements in our Original Form 10-K.
(2)For 2022, each NEO agreed to forgo any non-equity incentive plan compensation payment.
(3)Consists of employer contribution to each NEO’s Section 401(k) retirement savings plan account. In addition, for Mr. Black in 2024, includes $15,000 of attorney's fees reimbursed by the Company pursuant to Mr. Black's employment agreement. For Mr. Kalsu in 2024, includes $90,000 earned for consulting services rendered pursuant to his independent contractor agreement. For Ms. Webb in 2024, includes $50,000 earned for consulting services rendered pursuant to her independent contractor agreement as well as the value of a departure gift.
(4)Mr. Black joined the Company on June 24, 2024 and was appointed as Executive Vice President and Chief Financial Officer effective as of August 15, 2024.
(5)Ms. Webb resigned as our EVP, Chief Customer Officer effective December 2, 2024.

(6)Consists of the transition bonus and 2024 target bonus pursuant to the omnibus amendment to employment agreement between Ms. Webb and SolarWinds Worldwide, LLC.
(7)Represents a spot bonus paid to Ms. Webb in February 2022 prior to her promotion to EVP, Chief Customer Officer, in recognition of her outstanding service and ongoing contributions.
(8)Mr. Kalsu resigned as our EVP, Chief Financial Officer effective August 15, 2024.
(9)Consists of the transition bonus pursuant to the omnibus amendment to employment agreement between Mr. Kalsu and SolarWinds Worldwide, LLC.
2024 Grants of Plan-Based Awards Table
The following table provides information regarding grants of plan-based cash and equity awards to each of our NEOs in 2024. The table does not include the additional RSUs and PSUs awarded in connection with the Special Dividend adjustment.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Sudhakar Ramakrishna		375,000	750,000	1,500,000
	3/15/2024							312,500	3,871,875	(3)
	3/15/2024					312,500	625,000		3,871,875	(4)

Lewis W. Black		93,751	187,501	375,002
	7/5/2024							426,431	5,117,172	(3)

Jason Bliss		176,000	352,000	704,000
	3/15/2024							100,806	1,248,986	(3)
	3/15/2024					100,806	201,612		1,248,986	(4)

Andrea Webb		176,000	352,000	704,000
	3/15/2024							100,806	1,248,986	(3)
	3/15/2024					100,806	201,612		1,248,986	(4)

J. Barton Kalsu		176,000	352,000	704,000
	3/15/2024							100,806	1,248,986	(3)
	3/15/2024					100,806	201,612		1,248,986	(4)

(1)Represents the formulaic annual cash bonus under the 2024 Incentive Plan. For a detailed discussion of the performance metrics, weighting and potential payouts under the 2024 Incentive Plan, see above under the caption “Executive Compensation—Compensation Discussion and Analysis—Elements of Our Executive Compensation Program—Annual Cash Incentives.” The amounts actually earned are included in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table.
(2)Consists of the number of shares potentially issuable based on the achievement of performance criteria under PSU awards granted under our 2018 Plan. See above under the caption “Executive Compensation—Compensation Discussion and Analysis—Elements of Our Executive Compensation Program—Long-Term Incentive Compensation—March 2024 Annual Equity Awards” for additional information.
(3)Amount represents the aggregate grant date fair value of RSU awards granted in accordance with ASC Topic 718.
(4)Amount represents the aggregate grant date fair value of PSU awards granted in accordance with ASC Topic 718.
2024 Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information regarding outstanding stock awards held by our NEOs at December 31, 2024. The table does not include the additional RSUs and PSUs awarded in connection with the Special Dividend adjustment. Mr. Kalsu had no outstanding stock awards as of December 31, 2024.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested ($)
Sudhakar Ramakrishna	28,235	(3)	402,349
	278,389	(4)	3,967,043
	312,500	(5)	4,453,125
	94,110	(6)	1,341,068
	214,748	(7)	3,060,159
	48,259	(8)	687,691
	22,714	(9)	323,675
	253,907	(10)	3,618,175
Lewis W. Black	426,431	(11)	6,076,642
Jason Bliss	10,980	(3)	156,465
	89,802	(4)	1,279,679
	100,806	(5)	1,436,486
	41,173	(6)	586,715
	69,273	(7)	987,140
	14,602	(9)	208,079
	81,905	(10)	1,167,146
Andrea Webb(12)	12,549	(3)	178,823
	89,802	(4)	1,279,679
	8,979	(4)	127,951
	100,806	(5)	1,436,486
	47,055	(6)	670,534
	69,273	(7)	987,140
	6,928	(7)	98,724
	4,056	(9)	57,798
	81,905	(10)	1,167,146
________________
(1)The stock awards reported in this column represent the unvested portion of outstanding RSU awards subject to time-based vesting conditions.
(2)Calculated based on the closing price of our common stock on the NYSE on December 31, 2024, which was $14.25 per share.
(3)Represents PSU awards previously earned upon achievement of 2022 performance targets that vest on February 15, 2025, subject to continued service through the vesting date.
(4)Represents PSU awards previously earned upon achievement of 2023 performance targets that vest 8.33% per quarter through February 15, 2026 on the respective quarterly vesting dates of May 15, August 15,

November 15, and February 15, in each case subject to continued service through each applicable vesting date.
(5)Represents PSU awards earned as of December 31, 2024 based on achievement of 2024 performance targets. Earned PSUs vest one-third on the date that our compensation committee certifies that the applicable performance measures have been achieved and the remaining two-thirds vest in equal installments per quarter over the following eight quarters, subject to continued employment through each applicable vesting date. For a detailed discussion of these PSU awards, see above under the caption “Executive Compensation—Compensation Discussion and Analysis—Elements of Our Executive Compensation Program—Long-Term Incentive Compensation—March 2024 Annual Equity Awards.”
(6)Represents RSUs that vest 6.25% per quarter through February 15, 2026 on the respective quarterly vesting dates of May 15, August 15, November 15, and February 15, in each case subject to continued service through each applicable vesting date.
(7)Represents RSUs that vest 6.25% per quarter through February 15, 2027 on the respective quarterly vesting dates of May 15, August 15, November 15, and February 15, in each case subject to continued service through each applicable vesting date.
(8)Represents RSUs that vest on January 4, 2025, subject to continued service through the vesting date.
(9)Represents RSUs that vest on February 15, 2025, subject to continued service through the vesting date.
(10)Represents RSUs that vest 6.25% per quarter through February 15, 2028 on the respective quarterly vesting dates of May 15, August 15, November 15, and February 15, in each case subject to continued service through each applicable vesting date.
(11)Represents RSUs that vest 25% on June 24, 2025 and quarterly thereafter through June 24, 2028 on the respective quarterly vesting dates of September 24, December 24, March 24 and June 24, in each case subject to continued service through each applicable vesting date.
(12)Pursuant to the terms of Ms. Webb's independent contractor agreement, Ms. Webb continued to vest in her outstanding equity awards while providing services to the Company.
2024 Option Exercises and Stock Vested Table
The following table presents certain information regarding RSU and PSU awards held by our NEOs that vested in 2024. The value realized upon the vesting of the RSU and PSU awards was based on the closing market price of our common stock on the date of vesting multiplied by the number of shares for which such awards were settled and includes the value of shares withheld to satisfy the NEO’s tax obligations in connection with the vesting event. Our NEOs did not exercise any stock options in 2024.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Sudhakar Ramakrishna	1,071,478	13,475,888
Lewis W. Black	—	—
Jason W. Bliss	332,342	4,232,453
Andrea Webb	311,932	3,969,666
J. Barton Kalsu	332,542	4,235,059
Potential Payments upon Termination or Change in Control
We have entered into employment agreements with each of our NEOs that provide for specific payments and benefits in the event of the termination of his or her employment. The following description of these payments and benefits are intended as a summary only and are qualified in their entirety by reference to the employment agreements that are filed as exhibits to our Original Form 10-K. Each defined term set forth in the following summary is defined in the applicable employment agreement. The severance payments and benefits described below are contingent on the NEO signing a general release of claims in favor of the Company and subject to his or her compliance with certain confidentiality, non-compete and non-solicitation obligations.

In the event that the employment of our CEO is terminated as a result of his death or disability, his beneficiaries will receive accelerated vesting of his unvested RSU awards with time-based vesting conditions and (including PSU awards for which the performance criteria has already been achieved).
In the event that the employment of our CEO is terminated other than for Cause, and not as a result of his death or disability, or is terminated as a result of a Constructive Termination, he will be entitled to:
•a lump-sum cash severance payment equivalent to 18 months of his then-current base salary;
•reimbursement of his and his dependents’ health and dental care continuation premiums for 18 months; and
•any earned but unpaid bonus payments for the year in which the termination occurs, on a pro rata basis, based on the level at which the Board determines that the applicable performance objectives are reasonably likely to be satisfied; and
•accelerated vesting of his unvested RSU awards with time-based vesting conditions (including PSU awards for which the performance criteria have already been achieved) with respect to the portion of such awards that would have vested during the 12-month period following such termination of employment.
In the event of a Change of Control of the Company, each performance target of our CEO’s outstanding PSU awards will be deemed to have been achieved at their target level, and the PSU award will thereafter be subject only to time-based vesting based upon the following schedule: (i) 25% on the first anniversary of the grant date and (ii) 6.25% on each quarterly anniversary thereafter.
If we terminate his employment without Cause or in the event of a Constructive Termination during the three-month period prior to, or the 12-month period after a Change of Control, our CEO will be eligible to receive:
•cash severance equal to 24 months of his then-current base salary;
•100% of the target annual bonus for the year in which any termination of employment occurs;
•reimbursement of his and his dependents’ health and dental care continuation premiums for 24 months; and
•all of his unvested equity awards will become vested in full as of the date of such termination, assuming achievement at target levels in the case of PSU awards.
Additionally, if our CEO’s equity awards would otherwise be cancelled and not replaced or substituted for in connection with a Change of Control, then to the extent not replaced or substituted for in connection with the Change of Control, such awards shall accelerate in full immediately prior to the effective date of such Change of Control.
In the event that the employment of Messrs. Black or Bliss is terminated other than for Cause and not as a result of death or disability, such NEO will be entitled to:
•a lump-sum cash severance payment equivalent to 12 months of his or her then-current base salary;
•reimbursement of his and his dependents’ health and dental care continuation premiums for 12 months; and
•in the case of Mr. Black, any earned but unpaid bonus compensation for the year in which the termination occurs, on a pro rata basis;
•in the case of Mr. Bliss, any earned but unpaid incentive compensation payments.
In the event that the employment of Messrs. Black or Bliss is terminated other than for cause, or as a result of a constructive termination of employment, during the 12-month period after a Change in Control of the Company, such NEO will be entitled to the payments and benefits described above and immediate and full vesting of all of his or her outstanding and unvested equity awards as of the date of such termination of employment assuming achievement at target levels in the case of PSU awards.
The Company entered into omnibus amendments to the employment agreements with Mr. Kalsu and Ms. Webb in June 2024 and August 2024, respectively.
Pursuant to his amended employment agreement, subject to Mr. Kalsu (1) agreeing to assist in an orderly transition of services during the period between June 24, 2024 and August 15, 2024, (2) agreeing to enter into a contractor agreement for the provision of her services from August 16, 2024 until November 15, 2024, and (3) executing and not revoking a general release of claims in favor of the Company, Mr. Kalsu was entitled to the following payments and benefits: (i) a transition bonus of an amount equal to two (2) years of his base salary, payable in a one-time, lump sum payment, and (ii) reimbursement of his and his dependents’ health and dental care continuation premiums for up to 12 months. In connection with his resignation, Mr. Kalsu entered into an independent contractor agreement pursuant to which he agreed to provide consulting services from August 16, 2024 through November 15, 2024. Under the terms of this agreement, (i) Mr. Kalsu was paid $30,000 per month in respect of his consulting services and (ii) all outstanding RSUs and PSUs for which the performance criteria had already been achieved as of August 15, 2024 continued to vest in accordance with their terms for so long as Mr. Kalsu provided services under the agreement.
Pursuant to her amended employment agreement, subject to Ms. Webb (1) agreeing to assist in an orderly transition of services during the period between August 22, 2024 and December 2, 2024, (2) agreeing to enter into a contractor agreement for the provision of her services from December 3, 2024 until February 28, 2025, and (3) executing and not revoking general releases of claims in favor of the Company, Ms. Webb was entitled to the following payments and benefits: (i) a transition bonus of an amount equal to one (1) year of her base salary, payable in a one-time, lump sum payment, (ii) reimbursement of her and her dependents’ health and dental care continuation premiums for up to 24 months; and (iii) payment of an amount equal to her target bonus for the 2024 calendar period, payable in a one-time, lump sum payment. In connection with her resignation on December 2, 2024, Ms. Webb entered into an independent contractor agreement pursuant to which she agreed to provide consulting services from December 3, 2024 through February 28, 2025. Under the terms of this agreement, (i) Ms. Webb was paid $50,000 per month in respect of her consulting services and (ii) all outstanding RSUs and PSUs for which the performance criteria had already been achieved as of December 2, 2024 continued to vest in accordance with their terms for so long as Ms. Webb provided services under the agreement.
The following table sets forth the estimated amount of compensation or other benefits potentially payable to Messrs. Ramakrishna, Black and Bliss in the event of a termination of employment and/or a change in control of the Company in various scenarios, as if such termination of employment had occurred on December 31, 2024. Actual amounts to be paid can only be determined at the time of such NEO’s actual termination of employment.

				Termination without Change in Control		Termination upon Change in Control
	Death ($)	For Cause / Voluntary Termination / Disability ($)	Change of Control ($)	Other than For Cause Termination ($)	Constructive Termination ($)	Other than For Cause Termination ($)	Constructive Termination ($)
Sudhakar Ramakrishna
Cash Severance(1)	—	—	—	1,125,000	1,125,000	1,500,000	1,500,000
Bonus(2)	750,000	—	—	750,000	750,000	750,000	750,000
Medical Benefits(3)	—	—	—	28,321	28,321	37,761	37,761
Equity Acceleration(4)	13,400,159	13,400,159	—	7,637,430	7,637,430	17,853,284	17,853,284
Estimated Total	14,150,159	13,400,159	—	9,540,751	9,540,751	20,141,044	20,141,044

Lewis W. Black
Cash Severance(1)	—	—	—	450,000	—	450,000	450,000
Bonus(2)	360,000	—	—	360,000	—	360,000	360,000
Medical Benefits(3)	—	—	—	23,937	—	27,056	27,056
Equity Acceleration(4)	—	—	—	—	—	6,076,642	6,076,642
Estimated Total	360,000	—	—	837,056	—	6,913,698	6,913,698

Jason W. Bliss
Cash Severance(1)	—	—	—	440,000	—	440,000	440,000
Bonus(2)	352,000	—	—	352,000	—	352,000	352,000
Medical Benefits(3)	—	—	—	27,056	—	27,056	27,056
Equity Acceleration(4)	—	—	—	—	—	5,821,709	5,821,709
Estimated Total	352,000	—	—	819,057	—	6,640,766	6,640,766
						6640766

(1)This amount represents the lump sum cash severance amount payable under our employment agreements with our NEOs based on base salary as of December 31, 2024.
(2)This amount represents the target amounts eligible to be earned under the 2024 Incentive Plan. For additional information, see above under the caption “Executive Compensation—Compensation Discussion and Analysis—Elements of Our Executive Compensation Program—Annual Cash Incentives.”

(3)Calculated based on the premiums payable to elect benefit continuation coverage by the NEO pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, (“COBRA”) for the applicable continuation period, and for the actual level of group medical, dental and vision coverage in effect as of December 31, 2024.
(4)For Mr. Ramakrishna, the amounts set forth in the “death” and “disability” columns include the deemed acceleration of the portion of all outstanding unvested shares of RSU and PSU awards for which the performance criteria has been achieved as of December 31, 2024 calculated based on the closing price of our common stock as listed on the NYSE on December 31, 2024, which was $14.25 per share. For Mr. Ramakrishna, the amounts set forth in the “Termination Without Change in Control” columns include the deemed acceleration of the portion of all outstanding unvested shares of restricted stock, RSU awards and PSU awards (at target) that would have vested during the 12-month period following such termination of employment, held by Mr. Ramakrishna as of December 31, 2024 calculated based on the closing market price of our common stock as listed on the NYSE on December 31, 2024, which was $14.25 per share. For the NEOs (including Mr. Ramakrishna), the amounts set forth in the “Termination Upon Change in Control” columns include the deemed full acceleration of all outstanding unvested shares of restricted stock, RSU awards and PSU awards (at target) held by the NEO as of December 31, 2024 calculated based on the closing market price of our common stock as listed on the NYSE on December 31, 2024, which was $14.25 per share.

CEO Pay Ratio
As required by Item 402(u) of Regulation S-K, we are disclosing the following information about the relationship of the median of the annual total compensation of all our employees, excluding our CEO, and the annual total compensation of Mr. Ramakrishna, our CEO, as of December 31, 2024.
CEO Pay Ratio for 2024
•The median of the annual total compensation of all our employees, excluding our CEO, was $81,108;
•The annual total compensation of our CEO, using the data set forth in the “Total” column of the 2024 Summary Compensation Table was $9,371,550; and
•The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees was 116 to 1.
This ratio is a reasonable estimate calculated in a manner consistent with SEC rules.
Methodology
For fiscal 2024, we calculated the CEO pay ratio using the same median employee that we used to calculate the pay ratio in fiscal 2022 and fiscal 2023. We believe there has been no significant change in our compensation practices or to our employee population during fiscal 2024 that would require us to identify a new median employee.
The methodology used to identify the employee with compensation at the median of the annual total compensation of all our employees for fiscal 2022 was based on the following:
Our median employee was identified from all full-time, part-time, seasonal and temporary employees as of December 31, 2022, the last day of our fiscal year (other than our CEO). A consistent compensation measure was applied to all employees, which was the sum of the following amounts: (i) salary or gross wages paid for 2022 and (ii) bonuses and cash incentives payable for 2022 (excluding allowances, relocation payments, and profit-sharing). Amounts under items (i) and (ii) above were annualized for any permanent employees who commenced work during 2022. We selected the foregoing compensation elements because they represented our principal broad-based compensation elements. Payments not made in U.S. dollars were converted to U.S. dollars using the foreign exchange rates in effect as of December 31, 2022.
Calculation
We reviewed the fiscal 2024 compensation for the median employee identified in last year’s analysis and concluded that there was no significant change and, per SEC rules, can maintain the same median employee for the fiscal 2024 CEO pay ratio disclosure. We calculated annual total compensation for the median employee according to the methodology used to report the annual compensation of our named executive officers in the 2024 Summary Compensation Table.

The pay ratio above is a reasonable estimate calculated in a manner consistent with the SEC rules. The SEC rules allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices, therefore the pay ratio reported by other companies may not be comparable to our pay ratio. As explained by the SEC when it adopted these rules, the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding ownership of our common stock as of March 1, 2025 by (a) each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of common stock, (b) each of our directors and nominees for director, (c) each of our NEOs and (d) all directors and executive officers as a group.
Beneficial ownership in this table is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options held by the respective person or group that may be exercised within 60 days after March 1, 2025, as well as shares issuable upon the vesting of RSUs held by the respective person or group that will vest within 60 days after March 1, 2025. For purposes of calculating each person’s or group’s percentage ownership, stock options exercisable within 60 days after March 1, 2025 and RSUs that will vest within 60 days after March 1, 2025 are included for that person or group (but the stock options or RSUs of any other person or group are not included). The numbers of shares of Company Common Stock beneficially owned and percentages of beneficial ownership are based on 173,131,773 shares of Company Common Stock outstanding as of March 1, 2025.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Outstanding
Named Executive Officers and Directors:
Sudhakar Ramakrishna	1,334,504	*
Lewis W. Black	—	*
Jason W. Bliss	556,467	*
Andrea Webb(1)	393,322	*
J. Barton Kalsu(2)	780,462	*
Cathleen Benko	65,511	*
William G. Bock	71,282	*
Kenneth Y. Hao(3)	103,971	*
Dennis Howard	74,482	*
Catherine R. Kinney	85,998	*
Douglas Smith	78,831	*
Easwaran Sundaram	4,252	*
Michael Widmann(4)	89,849	*
All executive officers and directors as a group (12 persons)(9)	3,765,116	2.17%
5% Stockholders:
Entities affiliated with Silver Lake(5)	61,473,871	35.5%
Thoma Bravo Funds(6)	50,090,648	28.9%
BlackRock, Inc.(7)	8,845,271	5.1%

*	Represents beneficial ownership of less than 1%.
1.Ms. Webb resigned from the Company effective December 2, 2024. The amounts included in the table are based on the Company’s records as of the date of her departure from the Company.
2.Mr. Kalsu resigned from the Company effective August 15, 2024. The amounts included in the table are based on the Company’s records as of the date of his departure from the Company.

3.Shares of Company Common Stock are held by Mr. Hao for the benefit of Silver Lake Technology Management, L.L.C., certain of its affiliates and certain of the funds they manage (“SL”) and pursuant to Mr. Hao’s arrangement with SL, upon the sale of these securities, the proceeds are expected to be remitted to SL. Includes 17,973 shares of Company Common Stock held by a charitable family foundation.
4.Shares of Company Common Stock are held by Mr. Widmann for the benefit of SL and pursuant to Mr. Widmann’s arrangement with SL, upon the sale of these securities, the proceeds are expected to be remitted to SL.
5.Consists of 43,338,406 shares of Company Common Stock held directly by Silver Lake Partners IV, L.P., the general partner of which is Silver Lake Technology Associates IV, L.P. (“SLTA IV”), the general partner of which is SLTA IV (GP), L.L.C., (“SLTA GP IV”); 712,321 shares of Company Common Stock held directly by Silver Lake Technology Investors IV, L.P., the general partner of which is SLTA IV; 17,323,319 shares of Company Common Stock held directly by SLP Aurora Co-Invest, L.P., the general partner of which is SLP Denali Co-Invest GP, L.L.C., the managing member of which is Silver Lake Technology Associates III, L.P., the general partner of which is SLTA III (GP), L.L.C., (“SLTA GP III”); and 99,825 shares of Company Common Stock held directly by SLTA IV. Silver Lake Group, L.L.C. is the managing member of each of SLTA GP IV and SLTA GP III. The address of each of the entities identified in this footnote is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.
6.Consists of 16,333,202 shares of Company Common Stock held directly by Thoma Bravo Fund XI, L.P., 8,202,937 shares of Company Common Stock held directly by Thoma Bravo Fund XI-A, L.P., 8,079,625 shares of Company Common Stock held directly by Thoma Bravo Fund XII, L.P., 7,145,402 shares of Company Common Stock held directly by Thoma Bravo Fund XII-A, L.P., 360,326 shares of Company Common Stock held directly by Thoma Bravo Executive Fund XI, L.P., 79,071 shares of Company Common Stock held directly by Thoma Bravo Executive Fund XII, L.P., 70,261 shares of Company Common Stock held directly by Thoma Bravo Executive Fund XII-A, L.P., 6,610,607 shares of Company Common Stock held directly by Thoma Bravo Special Opportunities Fund II, L.P., and 3,209,217 shares of Company Common Stock held directly by Thoma Bravo Special Opportunities Fund II-A, L.P. Thoma Bravo Partners XI, L.P. (“TB Partners XI”), is the general partner of each of Thoma Bravo Fund XI, L.P., Thoma Bravo Fund XI-A, L.P., Thoma Bravo Special Opportunities Fund II, L.P., Thoma Bravo Special Opportunities Fund II-A, L.P. and Thoma Bravo Executive Fund XI, L.P. Thoma Bravo Partners XII, L.P. (“TB Partners XII”), is the general partner of each of Thoma Bravo Fund XII, L.P., Thoma Bravo Fund XII-A, L.P., Thoma Bravo Executive Fund XII, L.P. and Thoma Bravo Executive Fund XII-a, L.P. Thoma Bravo UGP, LLC (“TB UGP”) is the ultimate general partner of each of TB Partners XI and TB Partners XII. By virtue of the relationships described in this footnote, TB UGP may be deemed to exercise voting and dispositive power with respect to the shares held directly by the Thoma Bravo funds listed above. The principal business address of the entities identified herein is c/o Thoma Bravo, L.P., 110 N. Wacker Drive, 32nd Floor, Chicago, Illinois 60606.
7.Based on a Schedule 13G filed with the SEC on November 8, 2024, by BlackRock, Inc., on behalf of itself, Aperio Group, LLC, BlackRock Advisors, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock Investment Management (Australia) Limited, BlackRock Fund Advisors and BlackRock Fund Managers Ltd. The principal business address of the entities identified herein is c/o BlackRock Inc., 50 Hudson Yards, New York, NY 10001.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions

Except as described below, since January 1, 2024, there have not been any transactions, nor are there any currently proposed transactions, in which we have been or are to be a participant, where the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest other than the compensation arrangements described under “Executive Compensation” and “Director Compensation.” From time to time in the ordinary course of business we engage in arms-length transactions with other portfolio companies of our Sponsors or other companies in which members of our Board or our executive officers have professional relationships.
Spin-Off Agreements

In connection with the completion of the Spin-Off of N-able on July 19, 2021, the Company entered into several agreements with N-able that, among other things, provide a framework for the Company’s relationship with N-able after the Spin-Off. In addition, William Bock and Michael Widmann, two members of our Board, are members of the board of directors of N-able. The following summarizes some of the most significant agreements and relationships that the Company continues to have with N‑able.
Separation and Distribution Agreement
The separation and distribution agreement sets forth the Company's agreements with N-able regarding the principal actions taken in connection with the Spin-Off. It also sets forth other agreements that govern aspects of the Company's relationship with N-able following the Spin-Off, including (i) the manner in which legal matters and claims are allocated and certain liabilities are shared between the Company and N-able; (ii) other matters including transfers of assets and liabilities, treatment or termination of intercompany arrangements and the settlement or extinguishment of certain liabilities and other obligations between N-able and the Company; and (iii) mutual indemnification clauses. The separation and distribution agreement also provides that the Company will be liable and obligated to indemnify N-able for all liabilities based upon, arising out of, or relating to the Cyber Incident other than certain specified expenses for which N-able will be responsible. The term of the separation agreement is indefinite and it may only be terminated with the prior written consent of both SolarWinds and N-able.
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
Trademark License Agreement
The Company and N-able entered into a trademark license agreement pursuant to which the Company granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by the Company that were used by us in the conduct of our business prior to the Spin-Off. The trademark agreement will terminate once N-able ceases to use all of the licensed trademarks.
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
Registration Rights
We entered into a registration rights agreement dated February 5, 2016, with the Sponsors and other stockholders named therein, or registration rights agreement. The following description of the terms of the registration rights agreement is intended as a summary only and is qualified by reference to the registration rights agreement filed as an exhibit to our Original Form 10-K.
Demand Registration Rights
Pursuant to the registration rights agreement, the holders of a majority of the outstanding Registrable Securities (as defined therein, and which term includes shares of our common stock held by the Silver Lake Funds and the Thoma Bravo Funds), or the Initiating Holders, are entitled to request an unlimited number of Demand Registrations

(as defined therein), so long as a registration under the registration rights agreement was not effected in the preceding 90 days. The holders of Registrable Securities are also entitled to certain shelf registration rights.
Piggyback Registration Rights
If at any time we propose to register the offer and sale of shares of our common stock under the Securities Act (other than pursuant to a Demand Registration or a Shelf Registration under the registration rights agreement or a registration on Form S-4, Form S-8 or any successor form), then we must notify the holders of Registrable Securities of such proposal to allow them to include a specified number of their shares of our common stock in such registration, subject to certain marketing and other limitations.
Restrictions
Pursuant to the registration rights agreement, we have agreed to not publicly sell or distribute any securities during the period beginning on the date of the notice of the requested demand registration and ending 90 days after the first effective date of any underwritten registration effected pursuant to the registrations described below (except pursuant to registrations on Form S-4, Form S-8 or any successor form).
Stockholders’ Agreement
We are party to an amended and restated stockholders’ agreement, as amended, or the stockholders’ agreement, with the Sponsors, as well as other investors named therein. The stockholders’ agreement, as further described below, contains specific rights, obligations and agreements of these parties as owners of our common stock. In addition, the stockholders’ agreement contains provisions related to the composition of our Board and its committees. The following description of the terms of the stockholders’ agreement is intended as a summary only and is qualified by reference to the stockholders’ agreement filed as an exhibit to our Original Form 10-K.
Voting Agreement
Under the stockholders’ agreement, the Sponsors have agreed to take all necessary action, including casting all votes to which such stockholders are entitled to cast at any annual or special meeting of stockholders, to ensure that the composition of the Board complies with (and includes all of the nominees in accordance with) the provisions of the stockholders’ agreement related to the composition of our Board and its committees, which are discussed under “Corporate Governance—Certain Sponsor Rights” and “Corporate Governance—Committees of the Board of Directors.”
Silver Lake and Thoma Bravo Approvals
Under the stockholders’ agreement and subject to our charter and bylaws and applicable law, for so long as the Sponsors collectively own at least 30% of the aggregate number of then outstanding shares of our common stock, the following actions by us or any of our subsidiaries would require the prior written consent of each of the Silver Lake Funds and the Thoma Bravo Funds so long as each are entitled to nominate at least two directors to our Board. The actions include:
•change in control transactions;
•acquiring or disposing of assets or entering into joint ventures with a value in excess of $300.0 million;
•incurring indebtedness in an aggregate principal amount in excess of $300.0 million;
•initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving the Company or any of our significant subsidiaries;
•increasing or decreasing the size of our Board; and
•terminating the employment of our chief executive officer or hiring a new chief executive officer.
Indemnification
Under the stockholders’ agreement, we agreed, subject to certain exceptions, to indemnify the Sponsors and various respective affiliated persons from certain losses arising out of the indemnified persons’ investment in, or actual, alleged or deemed control or ability to influence, us.
Corporate Opportunities
The stockholders’ agreement contains a covenant that requires our charter to provide for a renunciation of corporate opportunities presented to the Sponsors and their respective affiliates and the directors designated by the Silver Lake Funds and the directors designated by the Thoma Bravo Funds to the maximum extent permitted by Section 122(17) of the Delaware General Corporation Law, as amended, or the DGCL.

Director Independence
Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of Ms. Benko, Ms. Kinney and Messrs. Bock, Hao, Howard, Smith, Sundaram, and Widmann (comprising all of our directors other than Mr. Ramakrishna) do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of our directors (other than Mr. Ramakrishna) is “independent” as that term is defined under the listing standards of the NYSE. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence and eligibility to serve on the committees of our Board, including the transactions described in “Certain Relationships and Related Party Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fees
PricewaterhouseCoopers LLP served as our independent registered public accounting firm for the years ended December 31, 2024 and 2023. In addition to performing the audit of our consolidated financial statements, PricewaterhouseCoopers LLP also provides various other services to us. Fees paid to PricewaterhouseCoopers LLP for services provided during these years are presented below.

	2024	2023
Audit Fees	$2,353,000	$2,570,104
Audit-Related Fees	—	—
Tax Fees	445,258	491,604
Other Fees	2,000	900
Total	$2,800,258	$3,062,608

Audit Fees. Audit fees consist of professional services rendered for the audit of our annual consolidated financial statements and the effectiveness of its internal control over financial reporting, the review of interim financial statements included in our quarterly reports on Form 10-Q, accounting consultations related to audit services and other services that are normally provided by the independent auditor in connection with statutory and regulatory filings both domestically and internationally. For 2024 and 2023, audit fees also consist of (i) external legal fees in connection with government investigations related to the 2020 cyberattack on our Orion Software Platform and internal systems, or the Cyber Incident, and (ii) additional fees associated with internal investigation matters.
Audit-Related Fees. Audit-Related Fees consist of fees associated with service organization controls readiness and reports.
Tax Fees. Tax fees include services for tax compliance and research, tax advice, exam assistance, tax planning and technical tax advice.
Other Fees. Other fees consist of fees for accounting research software.
Pre-Approval of Audit and Non-Audit Services
The audit committee is authorized by its charter to pre-approve all audit and permitted non-audit services to be performed by our independent registered public accounting firm. The audit committee reviews and approves the independent registered public accounting firm’s retention to perform audit services, including the associated fees. The audit committee also evaluates other known potential engagements of the independent registered public accounting firm, including the scope of the proposed work and the proposed fees, and approves or rejects each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence from management. At subsequent meetings, the audit committee will receive updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval.
All services provided by PricewaterhouseCoopers LLP during the fiscal years ended December 31, 2024 and December 31, 2023 were pre-approved by the audit committee.

The audit committee has reviewed the fees and services described above, and believes that such fees and services are compatible with maintaining the independence of PricewaterhouseCoopers LLP.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 3. Exhibits.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (formatted as Inline XBRL)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SOLARWINDS CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS CORPORATION

Dated:	April 22, 2025	By:	/s/ Sudhakar Ramakrishna

Sudhakar Ramakrishna
President and Chief Executive Officer